Form 10-Q
period 2018-09-30
Collier Creek Holdings
filed 2018-11-16
CIK 1739566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COLLIER CREEK HOLDINGS

(Exact name of registrant as specified in its charter)

Cayman Islands	001-38686	98-1425274
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

200 Park Avenue, 58th Floor

New York, New York 10166

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (212) 355-5515

Not Applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 16, 2018, 44,000,000 Class A ordinary shares, par value $0.0001 per share, and 11,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

COLLIER CREEK HOLDINGS

Form 10-Q

For the Quarter Ended September 30, 2018

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheet as of September 30, 2018 (Unaudited)	3

	Condensed Statement of Operations for the three months ended September 30, 2018 and for the period from April 30, 2018 (inception) through September 30, 2018 (Unaudited)	4

	Condensed Statement of Changes in Shareholders’ Equity for the period from April 30, 2018 (inception) through September 30, 2018 (Unaudited)	5

	Condensed Statement of Cash Flows for the period from April 30, 2018 (inception) through September 30, 2018 (Unaudited)	6

	Notes to Condensed Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COLLIER CREEK HOLDINGS

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2018

(UNAUDITED)

Assets
Current asset: Cash	$40,503
Deferred offering costs associated with initial public offering	640,607
Total assets	$681,110

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,397
Accrued expenses	505,494
Note payable - related party	155,000
Total current liabilities	662,891

Shareholders' Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 12,375,000 shares issued and outstanding (1)(2)	1,238
Additional paid-in capital	23,762
Accumulated deficit	(6,781)
Total shareholders' equity	18,219
Total Liabilities and Shareholders' Equity	$681,110

(1) This number includes up to 1,500,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriters. The underwriters partially exercised the over-allotment option; thus, 500,000 shares were surrendered to the Company by the Sponsor for no consideration on October 19, 2018.

(2) The shares and associated amounts have been retroactively restated to reflect a share capitalization resulting in an aggregate of 12,375,000 Class B ordinary shares outstanding on October 4, 2018 (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLIER CREEK HOLDINGS

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2018	For The Period From April 30, 2018 (Inception) through September 30, 2018
General and administrative expenses	$10	$6,781
Net loss	$(10)	$(6,781)

Weighted average shares outstanding, basic and diluted (1)(2)	10,875,000	10,875,000
Basic and diluted net loss per share	$(0.00)	$(0.00)

(1) This number excludes up to 1,500,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters partially exercised the over-allotment option; thus, 500,000 shares were surrendered to the Company by the Sponsor for no consideration on October 19, 2018.

(2) The shares and associated amounts have been retroactively restated to reflect a share capitalization resulting in an aggregate of 12,375,000 Class B ordinary shares outstanding on October 4, 2018 (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLIER CREEK HOLDINGS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 30, 2018 (INCEPTION) THROUGH SEPTEMBER 30, 2018

(unaudited)

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - April 30, 2018 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)(2)	-	-	12,375,000	1,238	23,762	-	25,000
Net loss	-	-	-	-	-	(6,781)	(6,781)
Balance - September 30, 2018 (unaudited)	-	$-	12,375,000	$1,238	$23,762	$(6,781)	$18,219

(1) This number includes up to 1,500,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriters. The underwriters partially exercised the over-allotment option; thus, 500,000 shares were surrendered to the Company by the Sponsor for no consideration on October 19, 2018.

(2) The shares and associated amounts have been retroactively restated to reflect a share capitalization resulting in an aggregate of 12,375,000 Class B ordinary shares outstanding on October 4, 2018 (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLIER CREEK HOLDINGS

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 30, 2018 (INCEPTION) THROUGH SEPTEMBER 30, 2018

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(6,781)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party	5,000
Changes in operating assets and liabilities:
Accrued expenses	300
Accounts payable	1,470
Net cash used in operating activities	(11)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds received from note payable to related party	150,000
Payment of offering costs	(134,486)
Net cash provided by financing activities	40,514

Net increase in cash	40,503

Cash - beginning of the period	-
Cash - end of the period	$40,503

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued expenses	$505,194
Deferred offering costs included in accounts payable	$927

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLIER CREEK HOLDINGS
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.   DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Collier Creek Holdings (the “Company”) is a newly organized blank check company incorporated in the Cayman Islands on April 30, 2018. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on the consumer goods industry and related sectors. The Company’s sponsor is Collier Creek Partners LLC, a Delaware limited liability company (the “Sponsor”).

At September 30, 2018, the Company had not yet commenced operations. All activity for the period from April 30, 2018 (inception) through September 30, 2018 relates to the Company’s formation and the Company’s initial public offering (“Initial Public Offering”), which is described below. The Company has selected December 31 as its fiscal year end.

The registration statement for the Initial Public Offering was declared effective on October 4, 2018. On October 10, 2018, the Company consummated the Initial Public Offering of 44,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including the issuance of 4,000,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $440 million, and incurring offering costs of approximately $25.04 million, inclusive of $15.45 million in deferred legal fees and underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,200,000 warrants (“Private Placement Warrants”) at a price of $1.50 per warrant to the Sponsor, generating gross proceeds of $10.8 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $440 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (“Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Upon the closing of the Initial Public Offering and the Private Placement, the Company had approximately $2.03 million in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

COLLIER CREEK HOLDINGS
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares subject to potential redemption were recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if (i) the Company has net tangible assets of at least $5,000,001 upon such consummation of such Business Combination and meets any additional requirements (including but not limited to cash requirements) agreed to in connection with such Business Combination and (ii) a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by the law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Second Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Company’s Second Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “Initial Shareholders”) have agreed not to propose an amendment to the Company’s Second Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less taxes payable and up to $100,000 of interest to pay dissolution expenses).

COLLIER CREEK HOLDINGS
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from April 30, 2018 (inception) through September 30, 2018 are not necessarily indicative of the results that may be expected through December 31, 2018.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on October 5, 2018 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on October 16, 2018.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

COLLIER CREEK HOLDINGS
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S9901 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offerings.” Deferred offering costs consisting of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering, were charged to additional paid-in capital upon the completion of the Initial Public Offering in October 2018.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants as calculated using the treasury stock method. At September 30, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

COLLIER CREEK HOLDINGS
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company anticipates its first presentation of changes in shareholders' equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3.   INITIAL PUBLIC OFFERING

On October 10, 2018, the Company sold 44,000,000 Units at a purchase price of $10.00 per Unit in the Initial Public Offering, including 4,000,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each Unit will consist of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4.   RELATED PARTY TRANSACTIONS

Founder Shares

On May 2, 2018, the Company issued 2,875,000 shares of Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for a capital contribution of $25,000. On September 7, 2018, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 10,937,500 Founder Shares. On September 10, 2018, the Sponsor transferred 45,000, 45,000, 52,500 and 52,500 Founder Shares to each of Antonio F. Fernandez, Matthew M. Mannelly, William D. Toler and Craig D. Steeneck, respectively, the Company’s independent director nominees. On October 4, 2018, the Company effected a share capitalization resulting in an aggregate of 12,375,000 Founder Shares. Of these, the Sponsor owned an aggregate of 12,180,000 Class B ordinary shares (up to 1,500,000 of which were subject to forfeiture by the Sponsor for no consideration after the closing of the Initial Public Offering depending on the extent to which the underwriters’ over-allotment option was exercised) and the independent director nominees owned an aggregate of 195,000 Class B ordinary shares. On October 10, 2018, the underwriters exercised the over-allotment option with respect to 4,000,000 Units, and, as agreed with the Company, waived their right to further exercise the over-allotment option. As a result, an aggregate of 1,000,000 Founder Shares were no longer subject to forfeiture, and the remaining 500,000 Founder Shares were subsequently surrendered to the Company by the Sponsor for no consideration on October 19, 2018.

COLLIER CREEK HOLDINGS
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of a Business Combination, or earlier at the option of the holder, on a one-for-one basis. However, if additional Class A ordinary shares or any other equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued or deemed issued, or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including the Forward Purchase Shares, but not the Forward Purchase Warrants (both as defined below)), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

The holders of the Founder Shares have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (except to certain permitted transferees). Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

Private Placement Warrants

On October 10, 2018, the Company sold 7,200,000 Private Placement Warrants to the Sponsor at $1.50 per warrant, generating gross proceeds of $10.8 million in the Private Placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. A portion of the net proceeds from the Private Placement was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

Related Parties Loans

The Company’s Sponsor had agreed to loan the Company up to $200,000 to be used for the payment of costs related to the Initial Public Offering (the “Note”). The Note was non-interest bearing, unsecured and was due on the earlier of December 31, 2018 or the closing of the Initial Public Offering. As of September 30, 2018, the Company borrowed $155,000 under the Note. The Company fully repaid the Note on October 17, 2018.

Administrative Service Fee

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services.

Forward Purchase Agreements

On September 7, 2018, the Company entered into forward purchase agreements with the Sponsor and the Company’s independent director nominees (the “Forward Purchase Agreements”) which provide for the purchase of an aggregate of 3,500,000 Class A ordinary shares (the “Forward Purchase Shares”), plus an aggregate of 1,166,666 redeemable warrants (the “Forward Purchase Warrants”) to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of  $35,000,000, or $10.00 per Class A ordinary share, in a private placement to close concurrently with the closing of the initial Business Combination. The Forward Purchase Warrants will have the same terms as the Public Warrants. These purchases will be made regardless of whether any Class A ordinary shares are redeemed by public shareholders. The Forward Purchase Shares and Forward Purchase Warrants will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of Forward Purchase Shares may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company.

COLLIER CREEK HOLDINGS
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5.   COMMITMENTS & CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans) are entitled to registration rights pursuant to a registration rights agreement entered into on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the Forward Purchase Agreements, the Company has agreed to use its commercially reasonable best efforts (i) to file within 30 days after the closing of a Business Combination a registration statement with the SEC for a secondary offering of the Forward Purchase Shares and the Forward Purchase Warrants (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter and (iii) to maintain the effectiveness of such registration statement until the earliest of  (A) the date on which the Sponsor and all of the independent directors or their respective assignees cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act. In addition, the Forward Purchase Agreements provide these holders will have certain “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the prospectus relating to the Initial Public Offering to purchase up to 6,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On October 10, 2018, the underwriters exercised this option in respect of 4,000,000 Units and, as agreed with the Company, the underwriters waived their right to further exercise the option.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $8.8 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred underwriting commission of $0.35 per unit, or $15.4 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees

The Company is obligated to pay deferred legal fees of $50,000 upon the consummation of an initial Business Combination for services performed in connection with the Initial Public Offering. If no Business Combination is consummated, the Company will not be obligated to pay such fee.

NOTE 6.   SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2018, there were no Class A ordinary shares issued or outstanding.

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On May 2, 2018, 2,875,000 Class B ordinary shares were issued and outstanding. On September 7, 2018, the Company effected a share capitalization resulting in an aggregate of 10,937,500 Class B ordinary shares outstanding. On October 4, 2018, the Company effected a share capitalization resulting in an aggregate of 12,375,000 Class B ordinary shares outstanding. All shares and the associated amounts have been retroactively restated to reflect the aforementioned share capitalizations in the accompanying financial statements.  As of September 30, 2018, there were 12,375,000 Class B ordinary shares outstanding (including 500,000 shares surrendered to the Company by the Sponsor for no consideration on October 19, 2018 in connection with the partial exercise of the underwriters’ over-allotment option).

The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination, or earlier at the option of the holder thereof, on a one-for-one basis. However, if additional Class A ordinary shares or any other equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued or deemed issued, or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including the Forward Purchase Shares, but not the Forward Purchase Warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of working capital loans, provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At September 30, 2018, there were no preferred shares issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of  (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

COLLIER CREEK HOLDINGS
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company may call its warrants for redemption (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•	if, and only if, the last reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Additionally, commencing ninety days after the Public Warrants become exercisable, the Company may redeem its outstanding warrants (except with respect to the Private Placement Warrants) in whole and not in part, for the number of Class A ordinary shares determined by reference to the table set forth in the Company’s prospectus relating to the Initial Public Offering based on the redemption date and the “fair market value” of the Class A ordinary shares, upon a minimum of 30 days’ prior written notice of redemption and if, and only if, the last sale price of the Class A ordinary shares equals or exceeds $10.00 per share (as adjusted per share splits, share dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders. The “fair market value” of the Class A ordinary shares is the average last reported sale price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share capitalization, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants shares. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 7.   SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Collier Creek Holdings,” “our,” “us” or “we” refer to Collier Creek Holdings. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated on April 30, 2018 (date of inception) as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although we are not limited to a particular industry or geographic region for purposes of consummating a Business Combination, we intend to focus on the consumer goods industry and related sectors. Our sponsor is Collier Creek Partners LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on October 4, 2018. On October 10, 2018, we consummated the Initial Public Offering of 44,000,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including the issuance of 4,000,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $440 million, and incurring offering costs of approximately $25.04 million, inclusive of $15.45 million in deferred legal fees and underwriting commissions. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 7,200,000 warrants (“Private Placement Warrants”) at a price of $1.50 per warrant to our Sponsor, generating gross proceeds of $10.8 million. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share.

Upon the closing of the Initial Public Offering and Private Placement, $440 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and the Private Placement were placed in a trust account (the “Trust Account”) and were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (“Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied toward consummating an initial Business Combination.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

Results of Operations

Our entire activity since inception up to September 30, 2018 was in preparation for our formation and the Initial Public Offering. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2018 and for the period from April 30, 2018 (inception) through September 30, 2018, we had a net loss of $10 and approximately $6,800, respectively, which consisted solely of general and administrative expenses.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at September 30, 2018, we had approximately $40,500 in cash, and working capital deficit of approximately $622,000. Upon closing of the Initial Public Offering, we had approximately $2.03 million held outside of the Trust Account.

Our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares (as defined below) to our Sponsor and up to $200,000 in loans available from our Sponsor under a promissory note (the “Note”). As of September 30, 2018, we had borrowed $155,000 under the Note. We fully repaid the Note on October 17, 2018.

Related Party Transactions

Founder Shares

On May 2, 2018, we issued 2,875,000 shares of Class B ordinary shares to our Sponsor (the “Founder Shares”) in exchange for a capital contribution of $25,000. On September 7, 2018, we effected a share capitalization resulting in the Sponsor holding an aggregate of 10,937,500 Founder Shares. On September 10, 2018, the Sponsor transferred 45,000, 45,000, 52,500 and 52,500 Founder Shares to each of Antonio F. Fernandez, Matthew M. Mannelly, William D. Toler and Craig D. Steeneck, respectively, our independent director nominees. On October 4, 2018, we effected a share capitalization resulting in an aggregate of 12,375,000 Founder Shares. Of these, our Sponsor owned an aggregate of 12,180,000 Class B ordinary shares (up to 1,500,000 of which were subject to forfeiture by the Sponsor for no consideration after the closing of the Initial Public Offering depending on the extent to which the underwriters’ over-allotment option was exercised) and the independent director nominees owned an aggregate of 195,000 Class B ordinary shares. On October 10, 2018, the underwriters partially exercised the over-allotment option; thus, an aggregate of 1,000,000 Founder Shares were no longer subject to forfeiture, and the remaining 500,000 Founder Shares were subsequently surrendered to us by our Sponsor for no consideration on October 19, 2018.

The Founder Shares will automatically convert into Class A ordinary shares upon the consummation of a Business Combination, or earlier at the option of the holder, on a one-for-one basis. However, if additional Class A ordinary shares or any other equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued or deemed issued, or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by us in connection with or in relation to the consummation of the initial Business Combination (including the Forward Purchase Shares, but not the Forward Purchase Warrants (both as defined below)), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

The holders of the Founder Shares have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (except to certain permitted transferees). Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

Private Placement

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 7,200,000 Private Placement Warrants at a price of $1.50 per warrant to our Sponsor, generating gross proceeds of $10.8 million. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Related Party Loans

Under the Note, our Sponsor could loan us up to $200,000 to be used for the payment of costs related to the Initial Public Offering. The Note was non-interest bearing, unsecured and was due on the earlier of December 31, 2018 or the closing of the Initial Public Offering. As of September 30, 2018, we had borrowed $155,000 under the Note. We fully repaid the Note on October 17, 2018.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Service Fee

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination and its liquidation, to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space and secretarial and administrative services.

Forward Purchase Agreements

On September 7, 2018, we entered into forward purchase agreements with the Sponsor and our independent director nominees (the “Forward Purchase Agreements”) which provide for the purchase of an aggregate of 3,500,000 Class A ordinary shares (the “Forward Purchase Shares”), plus an aggregate of 1,166,666 redeemable warrants (the “Forward Purchase Warrants”) to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of  $35,000,000, or $10.00 per Class A ordinary share, in a private placement to close concurrently with the closing of the initial Business Combination. The Forward Purchase Warrants will have the same terms as the Public Warrants. These purchases will be made regardless of whether any Class A ordinary shares are redeemed by public shareholders. The Forward Purchase Shares and Forward Purchase Warrants will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of Forward Purchase Shares may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans) are entitled to registration rights pursuant to a registration rights agreement entered into on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the Forward Purchase Agreements, we have agreed to use our commercially reasonable best efforts (i) to file within 30 days after the closing of a Business Combination a registration statement with the SEC for a secondary offering of the Forward Purchase Shares and the Forward Purchase Warrants (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter and (iii) to maintain the effectiveness of such registration statement until the earliest of  (A) the date on which the Sponsor and all of the independent director nominees or their respective assignees cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act. In addition, the Forward Purchase Agreements provide these holders will have certain “piggy-back” registration rights to include their securities in other registration statements filed by us.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the prospectus relating to the Initial Public Offering to purchase up to 6,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On October 10, 2018, the underwriters exercised this option in respect of 4,000,000 Units, and, as agreed with the Company, the underwriters waived their right to further exercise the over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $8.8 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred underwriting commission of $0.35 per unit, or $15.4 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees

We are obligated to pay deferred legal fees of $50,000 upon the consummation of an initial Business Combination for services performed in connection with the Initial Public Offering. If no Business Combination is consummated, we will not be obligated to pay such fees.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. We anticipate our first presentation of changes in shareholders' equity will be included in our Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on October 5, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

On May 2, 2018, the Company issued 2,875,000 Founder Shares in exchange for a capital contribution of $25,000. On September 7, 2018, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 10,937,500 Founder Shares. On September 10, 2018, the Sponsor transferred 45,000, 45,000, 52,500 and 52,500 Founder Shares to each of Antonio F. Fernandez, Matthew M. Mannelly, William D. Toler and Craig D. Steeneck, respectively, the Company’s independent director nominees. On October 4, 2018, the Company effected a share capitalization resulting in an aggregate of 12,375,000 Founder Shares. Of these, the Sponsor owned an aggregate of 12,180,000 Class B ordinary shares (up to 1,500,000 of which were subject to forfeiture by the Sponsor for no consideration after the closing of the Initial Public Offering depending on the extent to which the underwriters’ over-allotment option was exercised) and the independent director nominees owned an aggregate of 195,000 Class B ordinary shares. On October 10, 2018, the underwriters partially exercised the over-allotment option; thus, an aggregate of 1,000,000 Founder Shares were no longer subject to forfeiture, and the remaining 500,000 Founder Shares were subsequently surrendered to the Company by the Sponsor for no consideration on October 19, 2018. The sale of the Founder Shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Sponsor purchased an aggregate of 7,200,000 whole Private Placement Warrants at a price of $1.50 per whole warrant in a Private Placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. The Private Placement Warrants are substantially similar to the warrants underlying the Units issued in the Initial Public Offering, except that they are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On October 10, 2018, we consummated the Initial Public Offering of 44,000,000 Units, including the issuance of 4,000,000 Units as a result of the underwriters’ partial exercise of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $440 million. Following the closing of the Initial Public Offering and the Private Placement, $431,200,000 (which amount includes $15,400,000 of the underwriters’ deferred discount) was placed in the Trust Account.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333-227295), dated October 4, 2018, which was declared effective by the SEC on October 4, 2018.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Co-Executive Chairman (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Executive Chairman (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of November, 2018.

COLLIER CREEK HOLDINGS

By:	/s/ Jason K. Giordano
Name: Jason K. Giordano
Title: Co-Executive Chairman

