Form 10-K
period 2018-12-31
Collier Creek Holdings
filed 2019-03-28
CIK 1739566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-38686

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

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Class A ordinary shares and one-third of one Warrant to purchase one share of Class A ordinary shares	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	New York Stock Exchange
Warrants, exercisable for one share of Class A ordinary shares for $11.50 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2018, the aggregate market value of the Class A ordinary shares held by non-affiliates of the registrant was $424,600,000 (based on the closing sales price of the ordinary shares on December 31, 2018 of $9.65).

As of March 28, 2019, 44,000,000 Class A ordinary shares, par value $0.0001 per share, and 11,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Documents Incorporated by Reference: None.

COLLIER CREEK HOLDINGS

ANNUAL REPORT ON FORM 10-K

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

•	“we,” “us,” “company” or “our company” are to Collier Creek Holdings, a Cayman Islands exempted company;

•	“amended and restated memorandum and articles of association” are to our second amended and restated memorandum and articles of association;

•	“Companies Law” refers to the Companies Law (2018 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“forward purchase agreements” are to agreements providing for the sale of Class A ordinary shares and warrants to our sponsor and our independent directors in a private placement to occur concurrently with the closing of our initial business combination;

•	“forward purchase securities” are to the forward purchase shares and forward purchase warrants;

•	“forward purchase shares” are to Class A ordinary shares to be issued to our sponsor and our independent directors pursuant to the forward purchase agreements;

•	“forward purchase warrants” are to warrants to purchase Class A ordinary shares to be issued to our sponsor and independent directors pursuant to the forward purchase agreements;

•	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares concurrently with or immediately following the consummation of our initial business combination as described herein (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•	“initial shareholders” are to holders of our founder shares prior to our initial public offering;

•	“management” or our “management team” are to our executive officers and directors;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•	“private placement warrants” are to the warrants that were issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and to be issued upon conversion of working capital loans, if any;

•	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares; and

•	“sponsor” are to Collier Creek Partners LLC, a Delaware limited liability company, which is controlled by our founders Chinh E. Chu, Roger K. Deromedi and Jason K. Giordano, and is owned by our founders as well as certain individuals with longstanding relationships with our founders.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	the proceeds of the forward purchase securities being available to us;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. Business

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination.

We seek to capitalize on the more than 80 years of combined experience of our founders Roger K. Deromedi, Jason K. Giordano and Chinh E. Chu. Our founders have known and had business relationships with one another for over 10 years. We believe our founders’ distinctive and complementary backgrounds can have a transformative impact on a target business. Although we may pursue targets in any industry, we intend to focus our search for a business combination target on businesses that complement our management team’s experience acquiring and operating businesses in the consumer goods industry and related sectors. Our founders intend to focus our efforts on companies where we believe the combination of our founders’ operating experience, deal-making track record, professional relationships, and capital markets expertise can be catalysts to enhance the growth potential and value of a target business and provide opportunities for an attractive return to our shareholders.

Our Founders

Our founder Roger K. Deromedi has over 40 years of operational experience in the consumer goods sector, overseeing multiple businesses and iconic consumer brands. Most recently, Mr. Deromedi was Independent Chairman and Lead Director of Pinnacle Foods, Inc., or Pinnacle Foods (NYSE: PF), a manufacturer and marketer of consumer branded food products whose key brands include Birds Eye, Duncan Hines, Vlasic, Wishbone, Aunt Jemima, Mrs. Butterworth, Log Cabin, Udi’s, Glutino and Gardein, among others. Mr. Deromedi served as either Independent or Non-Executive Chairman of Pinnacle Foods from 2009 to 2018, including through its initial public offering in 2013, and served as its Executive Chairman from 2007 to 2009. From 2013 to 2015, Mr. Deromedi was an Executive Advisor for The Blackstone Group L.P., or Blackstone, in the consumer goods sector and was an independent advisor to Blackstone from 2007 to 2013, including advising Blackstone on its purchase of Pinnacle Foods in 2007. From 2003 to 2006, Mr. Deromedi was Chief Executive Officer of Kraft Foods, Inc., or Kraft, at the time one of the world’s largest food companies, with iconic brands such as Kraft, Maxwell House, Nabisco, Oscar Mayer and Philadelphia. During this time, he integrated Kraft’s separate North American and International businesses. Prior to this, he was Co-Chief Executive Officer of Kraft from 2001 to 2003 during which time there was an initial public offering of the company in 2001, raising approximately $8.7 billion in gross proceeds. Mr. Deromedi was previously President of Kraft Foods International, President of the company’s Asia Pacific business and President of Kraft’s Western European business, based in Zurich. He also served as Area Director of the company’s business in France, Iberia and Benelux, based in Paris, and was General Manager of Kraft’s cheese and specialty products businesses in the United States. He began his career with General Foods, Kraft’s predecessor company, in 1977 where he held various marketing positions. Mr. Deromedi previously served on the board of directors of Pinnacle Foods, Kraft and The Gillette Company, Inc.

Our founder Jason K. Giordano has over 15 years of investment and acquisition experience, with a focus in consumer goods and related sectors. Mr. Giordano has been a Senior Managing Director at CC Capital Partners LLC, or CC Capital, since November 2018. Previously, Mr. Giordano was a Managing Director in the private equity group at Blackstone where he oversaw investments in the consumer, education, packaging and chemicals sectors. During his over 11 year tenure at Blackstone from 2006 to 2017, Mr. Giordano was involved in 12 initial and follow-on acquisitions representing over $10 billion of transaction value, including several investments in consumer, retail and related businesses. Prior to Blackstone, Mr. Giordano was a private equity investment professional at Bain Capital, LP and an investment banker with Goldman, Sachs, & Co. Mr. Giordano has served on the board of directors of numerous public and private companies, including Pinnacle Foods, Inc., a U.S.-based manufacturer and marketer of branded food products, Crocs, Inc. (Nasdaq: CROX), a global supplier of branded footwear, AVINTIV Inc., or AVINTIV, a global supplier of specialty materials primarily sold to consumer goods manufacturers, Outerstuff LLC, a leading U.S. supplier of licensed children’s sports apparel, and Ascend Learning, LLC, a provider of online professional training tools and educational software. He also served as a board advisor to Trilliant Food & Nutrition LLC, a manufacturer of private label food and beverage products.

Our founder Chinh E. Chu has over 25 years of investment and acquisition experience. In 2016, Mr. Chu co-founded CF Corporation for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On November 30, 2017, CF Corporation consummated the acquisition of Fidelity & Guaranty Life, a provider of annuities and life insurance products (the “FGL business combination”). In connection with the FGL business combination, the name of the company was changed from “CF Corporation” to “FGL Holdings” (NYSE: FG). Mr. Chu serves as Co-Executive Chairman of FGL Holdings. Mr. Chu is also the Founder and the Managing Partner of CC Capital, a private investment firm. Mr. Chu was previously a Senior Managing Director at Blackstone, where he was the longest tenured partner other than Stephen A. Schwartzman. During the period from 1990 to 2015, Mr. Chu led numerous investments across multiple sectors, including technology, financial services, chemicals, specialty pharma and healthcare products, and packaging. Mr. Chu also served, at various points, as the Co-Chair of Blackstone’s Private Equity Executive Committee, a member of Blackstone Capital Partners’ Investment Committee and a member of Blackstone’s Executive Committee. Mr. Chu currently serves as a director of The Dun & Bradstreet Corporation, FGL Holdings, NCR Corporation (NYSE: NCR) and Stearns Mortgage and has previously served as a director of various companies including AVINTIV, Graham Packaging, Kronos Incorporated, SunGard Data Systems, Inc., the London International Financial Futures and Options Exchange, BankUnited Inc., Celanese Corporation, Nalco Company, Nycomed, Stiefel Laboratories and AlliedBarton Security Services.

Our founders have known or worked together for over 10 years. From 2006 to 2015, our founders worked with one another as private equity investment professionals or advisors to Blackstone, evaluating numerous investment opportunities and serving together on boards of directors. Mr. Deromedi served as either Executive Chairman or Chairman of the board of directors of Pinnacle Foods from 2007 to 2018, where Mr. Giordano served as a director from 2007 to 2015. During Mr. Deromedi’s tenure, Pinnacle Foods reported that its Adjusted EBITDA nearly tripled from 2007 to 2017 as net income (loss) grew from $(115.4) million to $532.2 million, while Adjusted EBITDA as a percentage of net sales expanded by over 600 basis points over the same period. Over that time, Pinnacle Foods acquired and successfully integrated multiple businesses including Birds Eye Foods, Wishbone, Gardein and Boulder Brands, consistently meeting or exceeding synergy targets. From its initial public offering in March 2013 to its sale to ConAgra Foods in October 2018, the share price of Pinnacle Foods’s common stock increased by 233.3% (as of October 23, 2018), representing a 24.1% annualized return, or approximately 6.1x the increase in the S&P 500 Consumer Staples index and 3.2x the increase in the S&P 500 index over the same time period. Mr. Chu and Mr. Giordano also served together on the board of directors of AVINTIV. AVINTIV (f/k/a Polymer Group, Inc.) is a manufacturer of specialty materials primarily sold to consumer goods companies for various applications, including baby diapers, feminine hygiene products, disinfecting or facial wipes, and other applications. From 2011 to 2015, AVINTIV successfully acquired and integrated three complementary businesses that expanded its geographic reach and product offering. AVINTIV was acquired by Blackstone in 2011 for approximately $850 million and sold to a strategic buyer in 2015 for approximately $2.45 billion.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that complements the experiences and skills of our management team and can benefit from their operational expertise. Our selection process leverages our founders’ broad and deep relationship network, unique industry experiences and proven deal sourcing capabilities to access a broad spectrum of differentiated opportunities. This network has been developed through our founders’ extensive experience and demonstrated success in both investing in and operating businesses in our target sectors and across a variety of industries, including:

•	a track record of successfully identifying, acquiring, and growing companies and ability to deliver shareholder value over an extended time period with above-market-average investment returns;

•	experience deploying a proven value creation toolkit including recruiting world-class talent, identifying value enhancements, delivering operating efficiencies and successfully integrating strategic acquisitions;

•	an extensive history of accessing the capital markets across various business cycles, including financing businesses and assisting companies with the transition to public ownership; and

•	significant experience with public company governance, with our founders having served in key roles on numerous public company boards.

We believe that our management team is well positioned to identify attractive business combination opportunities with a compelling industry backdrop and an opportunity for transformational growth. Our founders’ objectives are to generate attractive returns for shareholders and enhance value through improving operational performance of the acquired company. We intend to favor opportunities with certain industry and business characteristics. Key industry characteristics include stable long-term growth trends and industry fundamentals, attractive competitive dynamics, opportunities to benefit from secular changes in consumer behavior (including shifting consumer demographics, changing consumer shopping behaviors and evolving consumer preferences), limited “fad” or technological disruption risks and potential consolidation opportunities. Key business characteristics include predictable and recurring revenues, attractive market positions and competitive advantages, strong operating margins and free cash flow characteristics, opportunities for operational improvement and scalable business models.

Our sponsor and our independent directors have agreed to make an aggregate investment of $35,000,000 in us at the time of our initial business combination. We entered into forward purchase agreements with our sponsor and our independent directors which provide for the purchase of an aggregate of 3,500,000 Class A ordinary shares, plus an aggregate of 1,166,666 redeemable warrants to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $35,000,000, or $10.00 per Class A ordinary share, in a private placement to close concurrently with the closing of our initial business combination. These purchases will be made regardless of whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase securities will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We seek to acquire companies that we believe:

•	are fundamentally sound but are underperforming their potential;

•	exhibit unrecognized value or other characteristics that we believe have been misevaluated by the marketplace;

•	are at an inflection point where we believe we can drive improved financial performance;

•	offer opportunities to enhance financial performance through organic initiatives and/or inorganic growth opportunities that we identify in our analysis and due diligence;

•	can benefit from our founders’ knowledge of the target sectors, proven collection of operational strategies and tools, and past experiences in profitably and rapidly scaling businesses;

•	are valued attractively relative to their existing cash flows and potential for operational improvement; and

•	offer an attractive potential return for our shareholders, weighing potential growth opportunities and operational improvements in the target business against any identified downside risks.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the U.S. Securities and Exchange Commission (the “SEC”).

Our Acquisition Process

In evaluating a prospective target business, we intend to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as well as a review of financial and other information that will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private placement warrants as well as entered into agreements to purchase forward purchase securities and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

We previously filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Significant activities since inception

On October 10, 2018, the company consummated the initial public offering of 44,000,000 units, including the issuance of 4,000,000 units as a result of the underwriters’ partial exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $440 million, and incurring offering costs of approximately $25.02 million, inclusive of $15.45 million in deferred legal fees and underwriting commissions.

Simultaneously with the closing of the initial public offering, the company consummated the private placement of 7,200,000 private placement warrants at a price of $1.50 per warrant to the sponsor, generating gross proceeds of $10.8 million.

Upon the closing of the initial public offering and the private placement, $440 million ($10.00 per unit) of the net proceeds of the sale of the units in the initial public offering and the private placement was placed in a trust account and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act, as determined by the company, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the trust account as described below.

Our units began trading on October 5, 2018 on the New York Stock Exchange (the “NYSE”) under the symbol “CCH.U.” Commencing on November 26, 2018, the securities comprising the units began separate trading. The ordinary shares and warrants are trading on the NYSE under the symbols “CCH” and “CCH WS,” respectively.

Initial Business Combination

The rules of the NYSE require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make such independent determination of fair market value, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. As any such opinion, if obtained, would only state that the fair market value meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of the target or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required by Schedule 14A of the Exchange Act, any proxy solicitation materials or tender offer documents that we will file with the SEC in connection with our initial business combination will include such opinion.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Target Industry Overview

We intend to focus our search for a business combination target in the consumer goods industry and related sectors. We believe these areas represent attractive segments of the economy in which to execute an initial business combination and generate attractive returns for our shareholders.

We believe there are numerous founder- and privately-owned businesses in these sectors that could benefit from our active ownership, operating model and capital to scale their businesses. We also believe that there may be opportunities to effectuate corporate carve-outs of non-core businesses that could benefit from increased attention and investment under our ownership. We believe this opportunity is enhanced by recent consolidation in the sector (which could fuel corporate divestures and portfolio rationalization) and recent reductions to federal corporate tax rates (which may increase net proceeds to corporate sellers). We believe we represent an attractive business combination alternative to owners in our target sectors given (a) the significant demand for equities by public market investors who understand these sectors and often value the perceived stability and cash flow generation of consumer and related assets, (b) the potential for well-run, diversified and scaled businesses to trade at a premium relative to potential private transaction values for smaller consumer and related assets and (c) our potential to add significant value to target businesses through our management team’s experience and operational strategies. We also believe consumer goods and related sectors may present attractive returns for investors during this stage in the economic cycle as our experience has shown that numerous sub-segments, such as consumer staples, have historically exhibited limited cyclicality and resilience to economic recessions.

Although we expect the consumer goods industry and related sectors to offer an array of potential target businesses with relatively stable and recurring cash flows, the sector is undergoing a number of fundamental changes which we believe will impact relative growth rates and performance going forward. These changes include shifting consumer demographics (including an increase in ethnic diversity, the aging of baby boomers, and the transition of millennials into prime spending years), changing consumer shopping behaviors (including the increased use of technology by consumers to research and purchase consumer goods and by brand owners to cost-effectively communicate with consumers) and evolving consumer preferences (including an increased focus on health and wellness, an expanding appeal for customized, authentic or local products, a growing focus on social responsibility, a shift of consumer spending toward experiences and the bifurcation of spending into premium and value purchases). The retail segment is also experiencing significant change, including disruption of substantial portions of the industry by technology and direct-to-consumer distribution models.

We intend to focus our search for a business combination target on fundamentally sound businesses that we believe have a competitive advantage, can be industry leaders, can scale rapidly, can capitalize on one or more of the above trends, and where there is substantial opportunity for operational improvements. We intend to avoid target businesses experiencing or at significant risk of experiencing material disruption to their businesses from technology, shifting consumer preferences or other factors.

Operating Model

We intend to focus our search for a business combination target on businesses that can benefit from the industry knowledge and operational experience of our management team and where we believe there are opportunities for operational improvements. We believe we can generate attractive returns for our investors in relatively stable industry sub-sectors through implementation of our operational strategies focused on enhancing organic growth, realizing supply chain efficiencies and streamlining costs and pursuing strategic acquisitions that enhance the overall business profile and offer significant synergy opportunities. Our strategies to enhance organic growth may include accelerating revenues of existing products through innovation, sales enhancements, improving returns on marketing investments, optimizing promotional spending, or other process improvements. They may also include expanding revenues via new product offerings or expansion into new channels of distribution or geographic areas. Our strategies to realize supply chain efficiencies and streamline costs may include implementation of company-wide productivity programs (including “LEAN” or similar initiatives), investments in technology or equipment, optimization of procurement (including through e-auctions and other tools), reducing distribution costs (including through use of technology and software tools), and refinements to organizational structure, reporting layers, spans of control and other variables. We also intend to evaluate strategic follow-on acquisitions that may accelerate our revenue growth, enhance our market position or generate meaningful cost synergies. We believe the effective implementation of the above strategies has the potential to meaningfully accelerate earnings growth of a target business. Our experience has shown such improved performance can also result in public market investors or potential acquirers valuing the company at a higher multiple of earnings or cash flows, further enhancing shareholder returns. While there can be no guarantees we will identify a target where each or any of these strategies is applicable or that we will effectively implement these strategies, we believe our management’s experience pursuing similar strategies will be attractive to potential sellers, management teams and our shareholders.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to a traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than a typical initial public offering. The typical initial public offering process can take a significantly longer period of time than a potential transaction with us, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s background makes us an attractive business partner, some potential target businesses may view our status as a special purpose acquisition company, including our lack of an operating history and our potential need to seek shareholder approval of a proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of   (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

As of December 31, 2018, the net proceeds from our initial public offering, the private placement of warrants and the sale of the forward purchase securities provide us with approximately $460,779,187 that we may use to complete our initial business combination (after payment of offering costs, including the $15,450,000 in deferred underwriting commissions and deferred legal fees). We offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the private placements of the private placement warrants and the forward purchase securities, our equity, debt or a combination of these or other sources as the consideration to be paid in our initial business combination.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account and the proceeds from the issuance of the forward purchase securities or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. Other than the forward purchase agreements, we are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

Our process of identifying acquisition targets leverages our management team’s unique industry experiences, proven deal sourcing capabilities and broad and deep network of relationships, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. The collective experience, capability and network of our founders, directors and officers, combined with their individual and collective reputations in the investment community, helps to create prospective business combination opportunities.

In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our final prospectus relating to our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company (other than as outlined below) for services rendered prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). However, beginning with the consummation of our initial public offering, we will pay $10,000 per month to an affiliate of our sponsor for office space, secretarial and administrative services provided to members of our management team and our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Any such payments prior to our initial business combination will be made from funds held outside the trust account.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, or from making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we intend to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we will scrutinize closely the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the NYSE’s listing rules, shareholder approval would be required for our initial business combination if, for example:

•	We issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•	Any of our directors, officers or substantial securityholders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial securityholders; or

•	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, initial shareholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial shareholders, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, initial shareholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the shareholder meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors and/or their affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (net of taxes paid or payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Our initial shareholders entered into agreements with us, pursuant to which they agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. The other members of our management team entered into agreements similar to the one entered into by our sponsor with respect to any public shares acquired by them in or after our initial public offering.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares voted are voted in favor of the business combination. In such case, our initial shareholders agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 16,062,501, or 36.51%, of the 44,000,000 public shares to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares (as defined further below). We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

In connection with any vote held to approve a proposed business combination, public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case no later than two business days prior to the initially scheduled vote on the proposal to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

In addition, if we conduct redemptions in connection with a shareholder vote, a public shareholder seeking redemption of its public shares must also submit a written request for redemption to our transfer agent at least two business days prior to the vote in which the name of the beneficial owner of such shares is included.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 24 months from the closing of our initial public offering to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Our initial shareholders entered into agreements with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 24 months from the closing of our initial public offering. However, if our initial shareholders or management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our sponsor, executive officers and directors agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes paid or payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional cash to pay any tax obligations that we may owe.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to the company, and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our initial public offering will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of  (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of  (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that our funds available for claims and liabilities are insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, or the possible need for us to conduct a shareholder vote to approve the transaction, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 200 Park Avenue, 58th Floor, New York, New York 10166. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers: Roger K. Deromedi, Jason K. Giordano and Chinh E. Chu. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A ordinary shares and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2019 as required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We previously filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we applied for and received, a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of   (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Our Business

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We were formed on April 30, 2018 as a Cayman Islands exempted company and have no operating results, and all of our activities to date have been related to our formation, our initial public offering, and our search for a business combination target. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance of our founders Roger K. Deromedi, Jason K. Giordano and Chinh E. Chu and the other members of our management team, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us, and we may be unable to provide positive returns to shareholders.

Information regarding our founders and the other members of our management team, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance of our founders and the other members of our management team and the businesses with which they have been associated, including related to acquisitions and shareholder returns, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our founders or the other members of our management team, including investments and transactions in which they have participated and businesses with which they have been associated (such as Pinnacle Foods, AVINTIV and FGL Holdings), as indicative of the future performance of an investment in us, including whether we can provide an attractive return to our shareholders, or as indicative of every prior investment by each of our founders and the other members of our management team. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete. Please see the section entitled “Item 1. Business — Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own, on an as-converted basis, 21.25% of our outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial shareholders’ founder shares, we would need 16,062,501, or 36.51%, of the 44,000,000 public shares to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

If the sale of some or all of the forward purchase securities fails to close, we may lack sufficient funds to consummate our initial business combination.

We entered into forward purchase agreements with our sponsor and our independent directors which provide for the purchase of an aggregate of 3,500,000 Class A ordinary shares, plus an aggregate of 1,166,666 redeemable warrants to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $35,000,000, or $10.00 per Class A ordinary share, in a private placement to close concurrently with the closing of our initial business combination. These purchases will be made regardless of whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase securities will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. However, if the sale of the forward purchase securities does not close by reason of the failure by some or all of our sponsor or independent directors to fund the purchase price for their forward purchase securities, for example, we may lack sufficient funds to consummate our initial business combination. Additionally, our sponsor’s and independent directors’ obligations to purchase the forward purchase securities are subject to termination prior to the closing of the sale of the forward purchase securities by mutual written consent of the company and each of the sponsor or independent director nominee, or, automatically if our initial public offering is not consummated on or prior to September 7, 2019, or if our initial business combination is not consummated within 24 months from the closing of our initial public offering or such later date as may be approved by our shareholders. Our sponsor’s and independent directors’ obligations to purchase their forward purchase securities are subject to fulfillment of customary closing conditions, including that our initial business combination must be consummated substantially concurrently with, and immediately following, the purchase of forward purchase securities and that the company must have delivered a certificate evidencing the company’s good standing as a Cayman Islands exempted limited company, as of a date within ten business days of the closing of the sale of forward purchase securities. In the event of any such failure to fund, any obligation is so terminated or any such condition is not satisfied and not waived, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company. While our sponsor and independent directors represented to us that they have sufficient funds to satisfy their obligations under the respective forward purchase agreements, we have not obligated them to reserve funds for such obligations.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

In the event that our sponsor, initial shareholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1. Business — Permitted purchases of our securities” for a description of how our sponsor, initial shareholders, directors, executive officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders are entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are listed on the NYSE. Although we expect to meet the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, share price and, subject to change as a result of recent rule changes proposed by the NYSE, distribution levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (currently 300 public holders).

Additionally, our units will not be traded after completion of our initial business combination, and, in connection with our initial business combination, we will be required to demonstrate compliance with NYSE initial listing requirements, which are more rigorous than NYSE continued listing requirements, in order to continue to maintain the listing of our securities on NYSE.

For instance, our share price would generally be required to be at least $4.00 per share and our market capitalization would generally be required to be at least $150,000,000. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on the NYSE, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of  $5,000,000 upon the completion of our initial public offering and the sale of the private placement warrants and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that since our units were immediately tradable, we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other special purpose acquisition companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate for at least the next 24 months, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

As of December 31, 2018, we had $944,890 in cash held outside the trust account to fund our working capital requirements. We believe that, upon closing of our initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 24 months; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges or file for bankruptcy protection, which could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges or file for bankruptcy protection, which could result in our reporting losses. For example, following an investment by one of our founders in Constellation Healthcare Technologies Inc. (“CHT”), CHT filed for bankruptcy protection. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us (except our independent registered public accounting firm) waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to the company, and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of our initial public offering will not execute an agreement with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of  (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of  (i) $10.00 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever.

Accordingly, any indemnification provided will be able to be satisfied by us only if  (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering; or (iii) absent an initial business combination within 24 months from the closing of our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we are unable to consummate our initial business combination within 24 months from the closing of our initial public offering, our public shareholders may be forced to wait beyond such to 24 months before redemption from our trust account.

If we are unable to consummate our initial business combination within 24 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of  $18,292.68 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination. Our public shareholders will not have the right to elect directors until after the consummation of our initial business combination.

In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Law for us to hold annual or general meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the election of directors until after the consummation of our initial business combination.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of  “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering all of the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A ordinary shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported last sale price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial shareholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to offering registration rights agreement, our initial shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the Class A ordinary shares issuable upon exercise of such private placement warrants. Pursuant to the forward purchase agreements, we agreed that we will use our reasonable best efforts (i) to file within 30 days after the closing of the initial business combination a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter and (iii) to maintain the effectiveness of such registration statement until the earliest of  (A) the date on which the sponsor and all of the independent directors cease to hold the securities covered thereby, and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act. In addition, the forward purchase agreements provide these holders will have certain “piggy-back” registration rights to include their securities in other registration statements filed by us. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our initial shareholders, holders of our private placement warrants or their respective permitted transferees are registered.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue a business combination with an operating company in the consumer goods industry or related sectors but may also pursue business combination opportunities in other sectors, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Because we intend to focus our search for business combination targets in the consumer goods industry and related sectors, we expect our future operations to be subject to risks associated with that industry or sectors.

We intend to focus our search for a target business or businesses in the consumer goods industry and related sectors. Because we have not yet announced an initial business combination, we cannot provide specific risks of any business combination. However, risks inherent in investments in the consumer goods industry and related sectors may include, but are not limited to, the following:

•	Significant competition in the consumer goods industry, which could cause a loss of market share, lower prices or an increase in advertising and promotional expenditures;

•	Ability to predict, identify and interpret changes in consumer preferences and develop and offer new products rapidly enough to meet those changes;

•	Uncertain global economic conditions decreasing demand for products or causing customers and other business partners to suffer financial hardship;

•	Fluctuations in foreign currency exchange rates;

•	Failure to optimize the supply chain or disruption of the supply chain;

•	Cost fluctuations, including due to changes in the prices of commodities and raw materials and the costs of labor, transportation, energy, pension and healthcare;

•	Product recalls or product liability claims should products cause injury, illness or death;

•	Significant changes in customer relationships or in customer demand for products;

•	Ability to maintain and expand reputation and brand image;

•	Reliance on third parties, such as suppliers, distributors and contractors, for certain functions; and

•	Ability to obtain, maintain and enforce necessary intellectual property protections and to avoid infringing upon the intellectual property rights of others.

We may seek business combination opportunities in industries outside of the consumer goods industry and related sectors (which may or may not be outside of our management’s areas of expertise).

Although we intend to focus on identifying business combination candidates in the consumer goods industry and related sectors, we will consider a business combination outside of the consumer goods industry and related sectors if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company or we are unable to identify a suitable candidate in the consumer goods industry and related sectors after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an initial business combination outside of the consumer goods industry and related sectors, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the consumer goods industry and related sectors would not be relevant to an understanding of the initial business combination we elect to consummate.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not meet some or all of these criteria. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm which is a member of FINRA that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one concurrently with or immediately following the consummation of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 400,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, $0.0001 per share. There are 356,000,000 and 38,125,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants and the forward purchase warrants, shares issuable upon conversion of the Class B ordinary shares or the forward purchase shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder thereof, as described herein. There are no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one concurrently with or immediately following the consummation of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to extend the time we have to consummate a business combination beyond 24 months from the closing of our initial public offering. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preferred shares:

•	may significantly dilute the equity interest of our investors;

•	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

•	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder thereof, on a one-for-one basis. However, if additional Class A ordinary shares or any other equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued or deemed issued, or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination (including the forward purchase shares, but not the forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of our units, Class A ordinary shares or warrants who or that is (i) an individual who is a citizen or resident of the United States as determined for U.S. federal income tax purposes, (ii) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate whose income is subject to U.S. federal income tax regardless of its source, or (iv) a trust, if (a) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons (as defined in the Internal Revenue Code) have authority to control all substantial decisions of the trust or (b) it has a valid election in effect under Treasury Regulations to be treated as a U.S. person (a “U.S. Holder”), such U.S. Holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year (and, in the case of the startup exception, potentially not until after the two taxable years following our current taxable year). Our PFIC status for any taxable year will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we scrutinize closely any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may have acquired or may acquire during or after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

As of December 31, 2018, our sponsor owned an aggregate of 11,680,000 Class B ordinary shares and our independent directors owned an aggregate of 195,000 Class B ordinary shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has committed, pursuant to a written agreement, to purchase an aggregate of 7,200,000, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of  $1.50 per warrant ($10,800,000 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. If we do not complete our initial business combination within 24 months from the closing of our initial public offering, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation or prevailing interest rates; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2018, the net proceeds from our initial public offering, the private placement of warrants and the future sale of the forward purchase securities provide us with approximately $460,779,187 that we may use to complete our initial business combination (after payment of offering costs, including the $15,450,000 in deferred underwriting commissions and deferred legal fees).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete an initial business combination that some of our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement in a manner that would adversely impact the registered holders of public warrants will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 24 months of the closing of our initial public offering. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in our initial public offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company (or 65% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our trust account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who collectively beneficially own 21.25% of our ordinary shares upon the closing of our initial public offering, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes paid or payable), divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants and forward purchase securities will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction because we have not yet negotiated the acquisition of any prospective target business. If the net proceeds of our initial public offering and the sale of the private placement warrants and forward purchase securities prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 21.25% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any units or any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, only holders of Class B ordinary shares will have the right to elect directors in any election held prior to or in connection with the completion of our initial business combination, meaning that holders of Class A ordinary shares will not have the right to elect any directors until after the completion of our initial business combination. Accordingly, our initial shareholders will continue to exert substantial control at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of  $0.01 per warrant, provided that the last sale price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

In addition, we may redeem your warrants after they become exercisable for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A ordinary shares had your warrants remained outstanding.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 14,666,666 of our Class A ordinary shares as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 7,200,000, each exercisable to purchase one Class A ordinary share at $11.50 per share. We will also issue 1,166,666 forward purchase warrants pursuant to the forward purchase agreements. In addition, if the sponsor makes any working capital loans, it may convert those loans into up to an additional 1,000,000 private placement warrants, at the price of  $1.50 per warrant. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-third of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2019. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, advance notice procedures, inability of shareholders to call a meeting of shareholders, removal of directors only for cause and only by the board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we could be subject to a variety of additional risks that may adversely affect us. If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Item 1B. Unresolved Staff Comments

None.

Item 2. Property

We currently maintain our executive offices at 200 Park Avenue, 58th Floor, New York, New York 10166. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, Class A ordinary shares and warrants are each traded on the NYSE under the symbols “CCH.U,” “CCH” and “CCH WS,” respectively. Our units commenced public trading on October 5, 2018. Our Class A ordinary shares and warrants began separate trading on November 26, 2018.

(b)	Holders

On December 31, 2018, there was one holder of record of our units, one holder of record of our Class A ordinary shares, 5 holders of our Class B ordinary shares and two holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On May 2, 2018, we issued 2,875,000 Class B ordinary shares to our sponsor in exchange for a capital contribution of $25,000. On September 7, 2018, we effected a share capitalization resulting in the sponsor holding an aggregate of 10,937,500 founder shares. On September 10, 2018, the sponsor transferred 45,000, 45,000, 52,500 and 52,500 founder shares to each of Antonio F. Fernandez, Matthew M. Mannelly, William D. Toler and Craig D. Steeneck, respectively. On October 4, 2018, we effected a share capitalization resulting in an aggregate of 12,375,000 founder shares. On October 10, 2018, the underwriters partially exercised the over-allotment option, and an aggregate of 500,000 founder shares were subsequently surrendered to us by our sponsor for no consideration on October 19, 2018. Of the 11,875,000 shares outstanding as of December 31, 2018, our sponsor owned an aggregate of 11,680,000 Class B ordinary shares and the independent director owned an aggregate of 195,000 Class B ordinary shares.

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

The holders of the founder shares agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of the initial business combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after the initial business combination that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (except to certain permitted transferees). Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any founder shares. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, the founder shares will be released from the lock-up.

Our sponsor purchased 7,200,000 private placement warrants at a price of $1.50 per warrant in a private placement that occurred concurrently with the closing of our initial public offering and generated gross proceeds of $10.8 million. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants were added to the proceeds from the initial public offering to be held in the trust account. If we do not complete a business combination within 24 months from the closing of the initial public offering, the private placement warrants will expire worthless. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor or its permitted transferees. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On October 10, 2018, we consummated the initial public offering of 44,000,000 units, including the issuance of 4,000,000 units as a result of the underwriters’ partial exercise of their over-allotment option. The units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $440 million. Following the closing of the initial public offering and the private placement, $440,000,000 (which amount includes $15,400,000 of the underwriters’ deferred discount) was placed in the trust account.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333-227295), dated October 4, 2018, which was declared effective by the SEC on October 4, 2018.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “company,” “Collier Creek Holdings,” “our,” “us” or “we” refer to Collier Creek Holdings, except where the context requires otherwise. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Annual Report, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, those detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated on April 30, 2018 (inception) as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Although we are not limited to a particular industry or geographic region for purposes of consummating a Business combination, we focus our search on the consumer goods industry and related sectors.

The registration statement for our initial public offering was declared effective on October 4, 2018. On October 10, 2018, we consummated the initial public offering of 44,000,000 units, including the issuance of 4,000,000 units as a result of the underwriters’ partial exercise of their over-allotment option, at $10.00 per unit, generating gross proceeds of $440 million, and incurring offering costs of approximately $25.02 million, inclusive of $15.45 million in deferred legal fees and underwriting commissions. Each unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole public shares entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the initial public offering, we consummated the private placement of 7,200,000 warrants at a price of $1.50 per warrant to our sponsor, generating gross proceeds of $10.8 million. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share.

Upon the closing of the initial public offering and private placement, $440 million ($10.00 per unit) of the net proceeds of the initial public offering and the private placement were placed in a trust account and were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business combination and (ii) the distribution of the trust account.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the private placement, although substantially all of the net proceeds are intended to be applied toward identifying and consummating an initial Business combination.

If we are unable to complete a Business combination within 24 months from the closing of the initial public offering, or October 10, 2020, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

Results of Operations

Our entire activity from April 30, 2018 (inception) through December 31, 2018, was in preparation for our initial public offering, and since, such offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination.

For the period from April 30, 2018 (inception) through December 31, 2018, we had a net income of approximately $1.9 million, which consisted of approximately $2.0 million in investment income, offset by approximately $137,000 in general and administrative costs.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at December 31, 2018, we had approximately $945,000 in cash and working capital of approximately $1.1 million.

Our liquidity needs prior to and for the initial public offering were satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the Founder Shares (as defined below), $155,000 in loans available from our sponsor under a promissory note (the “Note”) and the net proceeds from the consummation of the Private Placement. We fully repaid the Note on October 17, 2018, after the closing of the initial public offering.

Related Party Transactions

Founder Shares

On May 2, 2018, we issued 2,875,000 Class B ordinary shares to our sponsor in exchange for a capital contribution of $25,000. On September 7, 2018, we effected a share capitalization resulting in the sponsor holding an aggregate of 10,937,500 founder shares. On September 10, 2018, the sponsor transferred 45,000, 45,000, 52,500 and 52,500 founder shares to each of Antonio F. Fernandez, Matthew M. Mannelly, William D. Toler and Craig D. Steeneck, respectively. On October 4, 2018, we effected a share capitalization resulting in an aggregate of 12,375,000 founder shares. On October 10, 2018, the underwriters partially exercised the over-allotment option, and an aggregate of 500,000 founder shares were subsequently surrendered to us by our sponsor for no consideration on October 19, 2018. Of the 11,875,000 shares outstanding as of December 31, 2018, our sponsor owned an aggregate of 11,680,000 Class B ordinary shares and the independent director owned an aggregate of 195,000 Class B ordinary shares.

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

The holders of the founder shares agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of the initial business combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after the initial business combination that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (except to certain permitted transferees). Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any founder shares. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, the founder shares will be released from the lock-up.

Private Placement

Simultaneously with the closing of the initial public offering, we consummated the private placement of 7,200,000 private placement warrants at a price of $1.50 per warrant to our sponsor, generating gross proceeds of $10.8 million. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants were added to the proceeds from the initial public offering to be held in the trust account. If we do not complete a business combination within 24 months from the closing of the initial public offering, the private placement warrants will expire worthless. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor or its permitted transferees.

Related Party Loans

Under the Note, our sponsor loaned us $155,000 to be used for the payment of costs related to the initial public offering. The Note was non-interest bearing, unsecured and was due upon the closing of the initial public offering. We fully repaid the Note on October 17, 2018.

In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Service Fee

We agreed, commencing on the effective date of the initial public offering through the earlier of our consummation of a business combination or our liquidation, to pay an affiliate of our sponsor a monthly fee of $10,000 for office space and secretarial and administrative services. We recorded an aggregate of approximately $27,000 in general and administrative expenses in connection with this administrative services agreement in the accompanying statement of operations during the period from April 30, 2018 (inception) through December 31, 2018.

Forward Purchase Agreements

On September 7, 2018, we entered into forward purchase agreements with the sponsor and our independent directors which provide for the purchase of an aggregate of 3,500,000 forward purchase shares, plus an aggregate of 1,166,666 redeemable forward purchase warrants to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of  $35,000,000, or $10.00 per Class A ordinary share, in a private placement to close concurrently with the closing of the initial business combination. The forward purchase warrants will have the same terms as the public warrants. These purchases will be made regardless of whether any Class A ordinary shares are redeemed by public shareholders. The forward purchase shares and forward purchase warrants will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial business combination, expenses in connection with the initial business combination or for working capital in the post-transaction company.

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

Pursuant to the forward purchase agreements, we agreed to use our commercially reasonable best efforts (i) to file within 30 days after the closing of a business combination a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter and (iii) to maintain the effectiveness of such registration statement until the earliest of  (A) the date on which the sponsor and all of the independent directors or their respective assignees cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act. In addition, the forward purchase agreements provide these holders will have certain “piggy-back” registration rights to include their securities in other registration statements filed by us.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the prospectus relating to the initial public offering to purchase up to 6,000,000 additional units to cover over-allotments, if any, at the initial public offering price less the underwriting discounts and commissions. On October 10, 2018, the underwriters partially exercised this option in respect of 4,000,000 units, and, as agreed with the company, the underwriters waived their right to further exercise the over-allotment option.

The underwriters were entitled to underwriting discounts of $0.20 per unit, or $8.8 million in the aggregate, paid upon the closing of the initial public offering. In addition, the underwriters were entitled to a deferred underwriting commission of $0.35 per unit, or $15.4 million in the aggregate. The deferred underwriting fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a Business combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees

We are obligated to pay deferred legal fees of $50,000 upon the consummation of an initial business combination for services performed in connection with the initial public offering. If no business combination is consummated, we will not be obligated to pay such fees.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our final prospectus relating to our initial public offering and our Current Report on Form 8-K filed with the SEC on February 14, 2018 and February 22, 2018, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

All activity as of December 31, 2018, related to our formation and the initial public offering and identifying and evaluating prospective acquisition targets for an initial business combination.

Following the consummation of our initial public offering, the portion of the net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business combination and (ii) the distribution of the trust account. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

At December 31, 2018, $442,048,296 was held in the trust account for the purposes of consummating an initial business combination. If we complete an initial business combination within 24 months after the consummation of our initial public offering, funds in the trust account will be used to pay for the business combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation and deferred legal costs of $15,450,000, and expenses related to the business combination. Any funds remaining will be made available to us to provide working capital to finance our operation.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 16 of this Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of December 31, 2018, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and our principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Roger K. Deromedi	65	Co-Executive Chairman
Jason K. Giordano	40	Co-Executive Chairman
Chinh E. Chu	52	Vice Chairman
Antonio F. Fernandez	59	Director
Matthew M. Mannelly	61	Director
Craig D. Steeneck	61	Director
William D. Toler	59	Director

Roger K. Deromedi, 65, has been our Co-Executive Chairman since June 1, 2018. Mr. Deromedi has over 40 years of operational experience in the consumer goods sector, overseeing multiple businesses and iconic consumer brands. Mr. Deromedi was Independent Chairman and Lead Director of Pinnacle Foods from April 2016 to October 2018 and was Non-Executive Chairman from July 2009 to April 2016 and Executive Chairman from April 2007 to July 2009. Mr. Deromedi also was an advisor to Blackstone in relation to their acquisition of the company in April 2007. Pinnacle Foods is a manufacturer and marketer of consumer branded food products, whose key brands include Birds Eye (frozen vegetables, meals, and sides), Duncan Hines (desserts), Vlasic (pickles), Wishbone (salad dressings), Aunt Jemima (breakfast products), Mrs. Butterworth and Log Cabin (syrups), Udi’s and Glutino (gluten-free products), and Gardein (plant-based entrees and meat substitutes), among others. During Mr. Deromedi’s tenure, the company acquired and successfully integrated multiple businesses including Birds Eye Foods, Wishbone, Gardein, and Boulder Brands, consistently meeting or exceeding synergy targets. From July 2013 to June 2015, Mr. Deromedi was an Executive Advisor for Blackstone in the consumer goods sector, and was an independent advisor to Blackstone from 2007 to 2013. From 2003 to 2006, Mr. Deromedi was Chief Executive Officer of Kraft, at the time one of the world’s largest food companies, with iconic brands such as Kraft, Maxwell House, Nabisco, Oscar Mayer and Philadelphia. During this time, he integrated Kraft’s separate North American and International businesses. Prior to this, he was Co-CEO of Kraft from 2001 to 2003 during which time there was an initial public offering of the company, raising approximately $8.7 billion in gross proceeds. Mr. Deromedi was previously President of Kraft Foods International, President of the company’s Asia Pacific business, and President of Kraft’s Western European business, based in Zurich. He also served as Area Director of the company’s business in France, Iberia and Benelux, based in Paris, and was General Manager of Kraft’s cheese and specialty products businesses in the United States. He began his career with General Foods, Kraft’s predecessor company, in 1977 where he held various marketing positions. Mr. Deromedi previously served on the board of directors of Pinnacle Foods from 2007 to 2018, Kraft from 2001 to 2006 and The Gillette Company, Inc. from 2003 to 2005 (when the company was merged with The Procter & Gamble Company). Mr. Deromedi earned an M.B.A. from the Stanford Graduate School of Business and a B.A. in economics and mathematics from Vanderbilt University.

Mr. Deromedi’s qualifications to serve on our board of directors include: his experience as a senior executive officer and/or director of multiple businesses in the consumer sector, his track record of building significant shareholder value, his experience in evaluating, executing, and integrating acquisitions, and his history of serving as a director for several public and private companies.

Jason K. Giordano, 40, has been our Co-Executive Chairman since June 1, 2018. Mr. Giordano has over 15 years of investment and acquisition experience, with a focus in the consumer goods and related sectors. Mr. Giordano has been a Senior Managing Director at CC Capital since November 2018. Previously, Mr. Giordano was a Managing Director in the private equity group at Blackstone where he oversaw investments in the consumer, education, packaging and chemicals sectors. During his over 11 year tenure at Blackstone from August 2006 to October 2017, Mr. Giordano was involved in 12 initial and follow-on acquisitions representing over $10 billion of transaction value, including several investments in consumer, retail and related businesses. Prior to Blackstone, Mr. Giordano was a private equity investment professional at Bain Capital, LP and an investment banker with Goldman, Sachs, & Co. Mr. Giordano previously served on the board of directors of Pinnacle Foods, Inc., a U.S.-based manufacturer and marketer of branded food products, from 2007 to September 2015, Crocs, Inc. (Nasdaq: CROX), a global supplier of branded footwear, from January 2015 to October 2017, AVINTIV, a global supplier of specialty materials primarily sold to consumer goods manufacturers, from January 2011 to October 2015, Outerstuff LLC, a leading U.S. supplier of licensed children’s sports apparel, from May 2014 to October 2017, Ascend Learning, LLC, a provider of online professional training tools and educational software, from July 2017 to October 2017 and HealthMarkets, Inc., a direct-to-consumer provider of health, life, supplemental, and other insurance and related products, from February 2009 to October 2017. He also served as a board observer and advisor to Trilliant Food & Nutrition LLC, a manufacturer of private label food and beverage products, from September 2017 to July 2018. In April 2015, Mr. Giordano was named to the National Association of Corporate Directors’ “NextGen” list of prominent public company directors under 40 years of age. Mr. Giordano earned an M.B.A. with high distinction from Harvard Business School, where he was a Baker Scholar, and an A.B. with high honors in economics from Dartmouth College.

Mr. Giordano’s qualifications to serve on our board of directors include: his substantial investment and acquisition experience at blue chip financial institutions; his in-depth knowledge and strong network of relationships in consumer and related sectors; and his experience serving as a director for various public and private companies.

Chinh E. Chu, 52, has been our Vice Chairman since June 1, 2018. Mr. Chu has over 25 years of investment and acquisition experience. In 2016, Mr. Chu co-founded CF Corporation for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. CF Corporation sold 69,000,000 units in its initial public offering, generating gross proceeds of  $690,000,000. On November 30, 2017, CF Corporation consummated the acquisition of Fidelity & Guaranty Life, a provider of annuities and life insurance products, for approximately $1,835,000,000 plus the assumption of  $405,000,000 of existing debt, and related transactions. In connection with the FGL business combination, the name of the company was changed from “CF Corporation” to “FGL Holdings” (NYSE: FG). Mr. Chu serves as Co-Executive Chairman of FGL Holdings. Mr. Chu is also the Founder and the Managing Partner of CC Capital, a private investment firm which he founded in November 2015. Before founding CC Capital, Mr. Chu worked at Blackstone from 1990 to December 2015, where Mr. Chu led numerous investments across multiple sectors, including technology, financial services, chemicals, specialty pharma and healthcare products, and packaging. Mr. Chu was a Senior Managing Director at Blackstone from 2000 until his departure in December 2015, where he served, at various points, as a member of Blackstone’s Executive Committee, the Co-Chair of Blackstone’s Private Equity Executive Committee and as a member of Blackstone Capital Partners’ Investment Committee. Before joining Blackstone in 1990, Mr. Chu worked at Salomon Brothers in the Mergers & Acquisitions Department. In addition to his role as Co-Executive Chairman of FGL Holdings, Mr. Chu has served on the boards of directors of The Dun & Bradstreet Corporation since February 2019 and NCR Corporation (NYSE: NCR) and Stearns Mortgage since 2015. Mr. Chu previously served on the board of directors of AVINTIV from 2011 to 2012, BankUnited Inc. from 2009 to 2014, Kronos Incorporated from 2014 to 2015, Biomet, Inc. from July 2007 to September 2007 and from 2013 to 2015, Freescale Semiconductor, Ltd. from 2011 to 2015 and HealthMarkets, Inc. from 2006 to 2016. He also previously served on the board of directors of Alliant Insurance Services, Inc., AlliedBarton Security Services, Celanese Corporation, DJO Global, Inc., Graham Packaging, the London International Financial Futures and Options Exchange, Nalco Company, Nycomed, Stiefel Laboratories and SunGard Data Systems, Inc. Mr. Chu received a B.S. in Finance from the University of Buffalo.

Mr. Chu’s qualifications to serve on our board of directors include: his substantial experience in mergers and acquisitions, corporate finance and strategic business planning; his track record at Blackstone and in advising and managing multi-national companies; and his experience serving as a director for various public and private companies.

Antonio F. Fernandez, 59, served as Executive Vice President and Chief Supply Chain Officer of Pinnacle Foods from February 2011 to June 2016, where he was responsible for managing all aspects of the supply chain including procurement, manufacturing, distribution, product quality, innovation and sustainability. Mr. Fernandez also led Pinnacle Foods’s “maximizing value through productivity” continuous improvement initiatives, realizing gross savings of approximately 4% of cost of products sold annually. He was also closely involved in Pinnacle Foods’s acquisition, integration and synergy realization efforts. Prior to Pinnacle Foods, Mr. Fernandez was Senior Vice President, Operations Excellence at Kraft from 2010 to 2011. Prior to Kraft, Mr. Fernandez was Chief Supply Chain Officer at Cadbury plc, or Cadbury, from 2008 to 2010, where he managed a supply chain with total costs of approximately $7 billion, 67 manufacturing facilities and over 20,000 employees. From 2000 to 2010, Mr. Fernandez held several supply chain roles within Cadbury. Prior to Cadbury, Mr. Fernandez held various supply chain and related roles at Dr. Pepper, PepsiCo, Inc., and Procter & Gamble Co. Mr. Fernandez is President of AFF Advisors, LLC, an independent consulting firm, and has been a Senior Advisor to McKinsey & Company since August 2017. He has served on the board of directors of Liberty Property Trust (NYSE: LPT) since November 2014 and has been a Trustee of Lafayette College since May 2017.

Mr. Fernandez’s qualifications to serve on our board of directors include: his substantial supply chain and operations experience at several publicly-traded consumer companies; his record of realizing cost efficiencies and integrating acquisitions; and his experience serving as a director of a public company.

Matthew M. Mannelly, 61, served from September 2009 to May 2015 as Chief Executive Officer of Prestige Brands Holdings, or Prestige (NYSE: PBH), a leading supplier of branded over-the-counter medications and consumer healthcare products. During his tenure, Mr. Mannelly implemented several organizational changes, refined supply chain strategy, modified new product development, and increased investments in marketing and brand building activities. During Mr. Mannelly’s tenure, Prestige also successfully completed and integrated six strategic acquisitions, which further enhanced performance. Prestige reported that from 2010 to 2015, its Adjusted EBITDA nearly tripled, as net income grew from $32.2 million to $78.3 million, while Adjusted EBITDA as a percentage of net sales expanded by over 500 basis points over the same period. Prestige’s stock price increased from approximately $7 per share (as of September 2009) to approximately $44 per share (as of May 2015), a cumulative increase of approximately 506% or approximately a 37% annualized return. Prior to Prestige, Mr. Mannelly was Chief Executive Officer of Cannondale Bicycle Corporation from 2003 to 2008, where he led the restructuring and growth of the company leading up to its sale to a strategic buyer in 2008. Previously, Mr. Mannelly was President, Americas for Paxar Corporation from 2002 to 2003 and Chief Marketing Officer for the United States Olympic Committee from 2000 to 2002. He held various management roles at Nike, Inc. from 1993 to 2000, Sara Lee Corporation from 1992 to 1993, and Quaker Oats Company from 1983 to 1992. Mr. Mannelly has an M.B.A. from the University of North Carolina and a B.S. from Boston College. Mr. Mannelly has served on the board of directors of Spartan Nash (NYSE: SPTN), a grocery retailer and wholesale distributor, since February 2018. He previously served on the board of directors for Bauer Performance Sports from 2013 to 2017 and Prestige Brands from September 2009 to May 2015.

Mr. Mannelly’s qualifications to serve on our board of directors include: his managerial experience at several publicly-traded and private consumer businesses; his track record of shareholder value creation; his experience across several consumer sub-sectors; and his experience serving as a public company director.

Craig D. Steeneck, 61, served as the Executive Vice President and Chief Financial Officer of Pinnacle Foods from July 2007 to January 2019, where he oversaw the company’s financial operations, treasury, tax, investor relations, corporate development and information technology functions and was an integral part of Pinnacle Foods’s integration team for several of its acquisitions. From 2005 to 2007, Mr. Steeneck served as Executive Vice President, Supply Chain Finance and IT of Pinnacle Foods, helping to redesign the supply chain to generate savings and improve financial performance. From 2003 to 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Resort Group (now Wyndham Destinations, Inc.), playing key roles in wide-scale organization of internal processes and staff management. From 2001 to 2003, he served as Chief Financial Officer of Resorts Condominiums International (now Wyndham Worldwide Corp.). From 1999 to 2001, he was the Chief Financial Officer of International Home Foods, Inc., a manufacturer of packaged food products acquired by ConAgra Foods in 2000. Mr. Steeneck has served on the board of directors and chairman of the audit committee of Freshpet, Inc. (Nasdaq: FRPT) since November 2014 and as a director and chairman of the audit committee of Hostess Brands, Inc. (Nasdaq: TWNK) since November 2016. Mr. Steeneck became the lead independent director of Hostess Brands, Inc. in January 2019.

Mr. Steeneck’s qualifications to serve on our board of directors include: his substantial financial operations, investment and acquisition experience; and his experience serving as a director for public companies.

William D. Toler, 59, is currently Chairman and Chief Executive Officer of Hydrofarm and has been since January 2019. Previously, Mr. Toler served from April 2014 to April 2018 as Chief Executive Officer and President of Hostess Brands (Nasdaq: TWNK), a leading manufacturer of branded snacks and baked goods. During this time, Mr. Toler led the rebuilding of the iconic Hostess brand following the company’s 2013 acquisition out of bankruptcy by financial sponsors. During his tenure, the company increased its revenues, increased its market share, and completed several accretive add-on acquisitions. Mr. Toler also served as Chief Executive Officer through the company’s merger with a special purpose acquisition company in July 2016 and its initial listing as a publicly-traded company in November 2016. From 2008 to 2013, Mr. Toler served as the Chief Executive Officer of AdvancePierre Foods (which period includes his time as Chief Executive Officer of its predecessor Pierre Foods from 2008 to 2010), a leading supplier of value-added protein and hand-held convenience products to the food service, school, retail, club, vending and convenience store markets. During Mr. Toler’s tenure, the company completed several strategic acquisitions, including Pierre Foods’ strategic acquisitions in 2010 of Advance Food Company, Inc., Advance Brands LLC, and Barber Foods LLC to form AdvancePierre Foods. From 2003 to 2008, Mr. Toler held key leadership roles at Pinnacle Foods, including President from 2005 to 2008 and EVP of Sales from 2003 to 2005, leading numerous customer-facing and other strategic initiatives. From 1981 to 2003, Mr. Toler held various leadership and sales positions at ICG Commerce, Campbell Soup Company, Nabisco, Reckitt & Colman and Procter & Gamble. Mr. Toler served on the board of directors of Hostess Brands from April 2014 to April 2018, AdvancePierre Foods from 2008 to 2013, and Pinnacle Foods from 2007 to 2008.

Mr. Toler’s qualifications to serve on our board of directors include: his managerial experience at several consumer businesses; his track record of shareholder value creation; his experience leading and integrating acquisitions; and his history serving as a director at other public and private companies.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Messrs. Mannelly and Fernandez, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Mr. Toler and Mr. Steeneck, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Messrs. Chu, Deromedi and Giordano, will expire at our third annual meeting of shareholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairmen of the board, chief executive officers, a president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee.

Audit Committee

Our board of directors has established an audit committee. Messrs. Steeneck, Mannelly and Toler serve as members of the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to certain exceptions. Messrs. Steeneck, Mannelly and Toler are independent.

Mr. Steeneck serves as the Chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of the NYSE, and our board of directors has determined that Messrs. Mannelly and Toler each qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The primary purposes of our audit committee are to assist the board’s oversight of:

•	the integrity of our financial statements;

•	our compliance with legal and regulatory requirements;

•	the qualifications, engagement, compensation, independence and performance of our independent registered public accounting firm;

•	our process relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures; and

•	the performance of our internal audit function.

The audit committee is governed by a charter that complies with the rules of the NYSE.

Compensation Committee

Our board of directors has established a compensation committee. The members of our compensation committee are Messrs. Steeneck, Toler and Fernandez, with Mr. Toler serving as chairman of the compensation committee.

The primary purposes of our compensation committee are to assist the board in overseeing our management compensation policies and practices, including:

•	determining and approving the compensation of our executive officers; and

•	reviewing and approving incentive compensation and equity compensation policies and programs.

The compensation committee is governed by a charter that complies with the rules of the NYSE. This charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

Our board of directors has established a nominating and corporate governance committee. The members of our nominating and corporate governance are Messrs. Deromedi, Mannelly and Fernandez, with Mr. Deromedi serving as chairman of the nominating and corporate governance committee. Because our securities are listed on the NYSE, we have one year from the date of our initial public offering to have our nominating and corporate governance committee be comprised solely of independent directors, at which time Mr. Deromedi will resign from the committee.

The primary purposes of our nominating and corporate governance committee will be to assist the board in:

•	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;

•	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

Director Nominations

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2018 there were no delinquent filers with the following exception: a Form 3 for Mr. Craig D. Steeneck, disclosing his beneficial ownership of 52,500 Class B ordinary shares, was not filed on time. On March 22, 2019, Mr. Steeneck took corrective action and filed a Form 3.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Ethics as an exhibit to the registration statement relating to our initial public offering. You will be able to review our Code of Ethics and the charters of the committees of our board of directors by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We will disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Corporate Governance Guidelines

Our board of directors adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines has been posted on our website.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Chinh E. Chu	CC Capital	Private Investments	Founder and Managing Partner

	FGL Holdings	Insurance	Co-Executive Chairman

	NCR Corporation	Software, Computer Hardware and Electronics	Director

	Stearns Mortgage	Mortgage Services	Director

	The Dun & Bradstreet Corporation	Business Services	Director

Antonio F. Fernandez	AFF Advisors Liberty Property Trust McKinsey & Company	Consulting Firm Real Estate Investment Trust Consulting Firm	President Board Member Senior Advisor

Jason K. Giordano	CC Capital	Private Investments	Senior Managing Director

Matthew M. Mannelly	Spartan Nash	Grocery Retailer and Wholesale Distributor	Board Member

Craig D. Steeneck	Hostess Brands Freshpet	Consumer Food Products Consumer Products	Director Director

William D. Toler	Hydrofarm	Hydroponic Garden Supplies	Chairman and Chief Executive Officer

Potential investors should also be aware of the following other potential conflicts of interest:

•	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•	Our initial shareholders entered into agreements with us, pursuant to which they agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. The other members of our management team entered into agreements similar to the one entered into by our sponsor with respect to any public shares acquired by them in or after our initial public offering. Additionally, our initial shareholders agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Our initial shareholders agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. The private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•	We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or an independent accounting firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

•	In no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation for services rendered prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Commencing on the date our securities are first listed on the NYSE, we will pay $10,000 per month to an affiliate of our sponsor for office space, secretarial and administrative services provided to us. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders agreed to vote their founder shares, and they and the other members of our management team agreed to vote any shares purchased during or after the offering, in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to proceeds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if  (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

None of our executive officers or directors received any cash compensation for services rendered to us. Since the consummation of our initial public offering and until the earlier of consummation of our initial business combination and our liquidation, we will pay $10,000 per month to an affiliate of our sponsor for office space, secretarial and administrative services provided to us. In addition, our sponsor, executive officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, is paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may remain directors or negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information available to us at March 28, 2019 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers, and director that beneficially owns ordinary shares; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 28, 2019. The table also excludes Class A ordinary shares issuable pursuant to the forward purchase agreements, as such shares will only be issued concurrently with the closing of our initial business combination.

	Class B ordinary shares(2)		Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
T. Rowe Price Associates, Inc.(3)	—	—	5,095,679	11.58%	9.12%
Manulife Asset Management Limited(4)	—	—	3,175,040	7.22%	5.68%
Collier Creek Partners LLC (our sponsor)(5)	11,680,000	98.36%	—	—	20.90%
Chinh E. Chu(5)	11,680,000	98.36%	—	—	20.90%
Roger K. Deromedi(5)	11,680,000	98.36%	—	—	20.90%
Jason K. Giordano(5)	11,680,000	98.36%	—	—	20.90%
Antonio F. Fernandez	45,000	*	—	—	*
Matthew M. Mannelly	45,000	*	—	—	*
William D. Toler	52,500	*	—	—	*
Craig D. Steeneck	52,500	*	—	—	*
1 officer and the directors as a group (seven individuals)	11,875,000	100%	—	—	21.25%

*	Less than one percent.

(1) Unless otherwise noted, the business address of each of our shareholders is 200 Park Avenue, 58th Floor, New York, New York 10166

(2) Interests shown consist of Class B ordinary shares, which will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder thereof.

(3) Incudes Class A ordinary shares beneficially held by T. Rowe Price Associates, Inc. (“Price Associates”), based solely on the Schedule 13G filed by Price Associates with the SEC on February 14, 2019. The business address of Price Associates is 100 E. Pratt Street, Baltimore, MD 21202.

(4) Incudes Class A ordinary shares beneficially held by Manulife Financial Corporation (“MFC”) and MFC’s indirect, wholly-owned subsidiaries, Manulife Asset Management Limited (“MAML”), based solely on the Schedule 13G filed jointly by MFC and MAML with the SEC on February 14, 2019. The business address of MFC and MAML is 200 Bloor Street East, Toronto, Ontario, Canada, M4W 1E5.

(5) Collier Creek Partners LLC is the record holder of such ordinary shares. Chinh E. Chu, Roger K. Deromedi and Jason K. Giordano are the managers of Collier Creek Partners LLC and share voting and investment discretion with respect to the ordinary shares held of record by Collier Creek Partners LLC. Each of Messrs. Chu, Deromedi and Giordano disclaims beneficial ownership over any securities owned by Collier Creek Partners LLC other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

Our initial shareholders beneficially own 21.25% of the issued and outstanding ordinary shares and have the right to elect all of our directors prior to our initial business combination. Holders of our public shares do not have the right to elect any directors to our board of directors prior to our initial business combination. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Our sponsor purchased an aggregate of 7,200,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of  $1.50 per warrant ($10,800,000 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. If we do not complete our initial business combination within 24 months from the closing of our initial public offering, the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below. The private placement warrants will not be redeemable by us so long as they are held by the initial purchasers or their permitted transferees. Our sponsor, or its permitted transferees, has the option to exercise the private placement warrants on a cashless basis. If the private placement warrants are held by holders other than initial purchasers or their permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in our initial public offering. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in our initial public offering.

Our sponsor and our independent directors have agreed to make an aggregate investment of $35,000,000 in us at the time of our initial business combination. We entered into forward purchase agreements with our sponsor and our independent directors which provide for the purchase of an aggregate of 3,500,000 Class A ordinary shares, plus an aggregate of 1,166,666 redeemable warrants to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $35,000,000, or $10.00 per Class A ordinary share, in a private placement that will close concurrently with the closing of our initial business combination. The forward purchase warrants have the same terms as our public warrants. These purchases will be made regardless of whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase securities will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company.

Collier Creek Partners LLC, our sponsor, and Messrs. Chu, Deromedi and Giordano are deemed to be our “promoters” as such term is defined under the federal securities laws.

Transfers of Founder Shares and Private Placement Warrants

The founder shares, private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreements entered into by our initial shareholders and management team. Our initial shareholders agreed to not transfer, assign or sell any of their founder shares until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. The private placement warrants and the respective Class A ordinary shares underlying such warrants are not transferable or salable until 30 days after the completion of our initial business combination except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased; (f) by virtue of the laws of the State of Delaware or the limited liability company agreement of our sponsor upon dissolution of the sponsor in the event of our liquidation prior to our completion of our initial business combination; (g) in the event of the company’s liquidation prior to the completion of a business combination; or (h) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

Registration Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement to be entered into prior to or on the effective date of our initial public offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us.

Pursuant to the forward purchase agreements, we agreed that we will use our commercially reasonable best efforts (i) to file within 30 days after the closing of the initial business combination a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter and (iii) to maintain the effectiveness of such registration statement until the earliest of  (A) the date on which the sponsor and all of the independent directors or their respective assignees cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act. In addition, the forward purchase agreements provide these holders will have certain “piggy-back” registration rights to include their securities in other registration statements filed by us.

Equity Compensation Plans

As of December 31, 2018, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On May 2, 2018, we issued 2,875,000 Class B ordinary shares to our sponsor in exchange for a capital contribution of $25,000. On September 7, 2018, we effected a share capitalization resulting in the sponsor holding an aggregate of 10,937,500 founder shares. On September 10, 2018, the sponsor transferred 45,000, 45,000, 52,500 and 52,500 founder shares to each of Antonio F. Fernandez, Matthew M. Mannelly, William D. Toler and Craig D. Steeneck, respectively. On October 4, 2018, we effected a share capitalization resulting in an aggregate of 12,375,000 founder shares. On October 10, 2018, the underwriters partially exercised the over-allotment option, and an aggregate of 500,000 founder shares were subsequently surrendered to us by our sponsor for no consideration on October 19, 2018. Of the 11,875,000 shares outstanding as of December 31, 2018, our sponsor owned an aggregate of 11,680,000 Class B ordinary shares and the independent director owned an aggregate of 195,000 Class B ordinary shares. The total number of Class B ordinary shares outstanding equals 20% of the sum of the total number of Class A ordinary shares and Class B ordinary shares outstanding plus the number of Class A ordinary shares to be sold pursuant to the forward purchase agreements. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder thereof, on a one-for-one basis, subject to adjustment.

Our sponsor purchased an aggregate of 7,200,000 private placement warrants, each exercisable to purchase one ordinary share at $11.50 per share, at a price of  $1.50 per warrant ($10,800,000 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. Each private placement warrant entitles the holder to purchase one ordinary share at $11.50 per share. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.

Our sponsor and our independent directors have agreed to make an aggregate investment of $35,000,000 in us at the time of our initial business combination. We entered into forward purchase agreements with our sponsor and our independent directors which provide for the purchase of an aggregate of 3,500,000 Class A ordinary shares, plus an aggregate of 1,166,666 redeemable warrants to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $35,000,000, or $10.00 per Class A ordinary share, in a private placement to close concurrently with the closing of our initial business combination. Our sponsor, Antonio F. Fernandez, Matthew M. Mannelly, William D. Toler and Craig D. Steeneck agreed to purchase, individually or through entities owned and/or controlled by them, 3,000,000, 100,000, 100,000, 150,000 and 150,000 Class A ordinary shares, respectively (or a price of $30.0 million, $1.0 million, $1.0 million, $1.5 million and $1.5 million respectively). Our founders Chinh E. Chu, Roger K. Deromedi and Jason K. Giordano are the managers of our sponsor and share voting and investment discretion over any securities owned by our sponsor. Each of our founders, individually or through entities controlled by them, is a member of our sponsor, together with certain individuals with longstanding relationships with our founders.

We currently maintain our executive offices at 200 Park Avenue, 58th Floor, New York, New York 10166. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services, commencing on the closing of initial public offering. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than these monthly fees, no compensation of any kind, including finder’s and consulting fees, is paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts from funds in the trust account. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors operates pursuant to a charter, setting forth the policies and procedures for its review and approval or ratification of  “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of similar transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) $120,000 in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this charter will include: (i) our directors or executive officers; (ii) any beneficial owner of more than 5% of any class of our voting securities; and (iii) any immediate family member of any of the foregoing.

Pursuant to the charter, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arms’-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the charter, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the charter. The charter will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Messrs. Steeneck, Fernandez, Mannelly, and Toler are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The firm of WithumSmith+Brown, PC (“Withum”) acts as our independent registered public accounting firm. The following is a summary of fees paid WithumSmith+Brown, PC for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings.  The aggregate fees of Withum related to audit and review totaled approximately $80,000 for period from April 30, 2018 (inception) through December 31, 2018. The above amounts include services in connection with interim review procedures and audit services in connection with our initial public offering, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from April 30, 2018 (inception) through December 31, 2018, we did not pay Withum any audit-related fees.

Tax Fees

During the year ended December 31, 2018, we had no fees for tax services.

All Other Fees

During the year ended December 31, 2018, we had no fees for other services.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
3.1	Second Amended and Restated Memorandum and Articles of Association.(1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)

10.2	Registration Rights Agreement among the Registrant, the Sponsor and the Registrant’s independent directors.(1)

10.3	Private Placement Warrants Purchase Agreement between the Registrant and the Sponsor.(1)

10.4	Administrative Services Agreement between the Registrant, the Sponsor and CC Capital Partners, LLC.(1)

10.5	Letter Agreement between the Registrant, the Sponsor, its executive officers, its directors and the Sponsor.(1)

14	Code of Ethics.

31.1	Certification of Co-Executive Chairman (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Executive Chairman (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 10, 2018.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2019

COLLIER CREEK HOLDINGS

By:	/s/ Jason K. Giordano
	Name:	Jason K. Giordano
	Title:	Co-Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Roger K. Deromedi
Roger K. Deromedi	Co-Executive Chairman	March 28, 2019

/s/ Jason K. Giordano	Co-Executive Chairman
Jason K. Giordano	(principal executive officer and principal financial and accounting officer)	March 28, 2019

/s/ Chinh E. Chu
Chinh E. Chu	Vice Chairman	March 28, 2019

/s/ Antonio F. Fernandez
Antonio F. Fernandez	Director	March 28, 2019

/s/ Matthew M. Mannelly
Matthew M. Mannelly	Director	March 28, 2019

/s/ Craig D. Steeneck
Craig D. Steeneck	Director	March 28, 2019

/s/ William D. Toler
William D. Toler	Director	March 28, 2019

COLLIER CREEK HOLDINGS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Collier Creek Holdings

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Collier Creek Holdings (the “Company”) as of December 31, 2018, the related statements of operations, changes in shareholders’ equity and cash flows, for the period from April 30, 2018 (inception) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period from April 30, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2018.

New York, New York

March 28, 2019

COLLIER CREEK HOLDINGS

BALANCE SHEET

DECEMBER 31, 2018

Assets:
Current assets:
Cash	$944,890
Prepaid expenses	321,529
Total current assets	1,266,419
Cash and marketable securities held in Trust Account	442,048,296
Total assets	$443,314,715

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$115,112
Accrued expenses	7,500
Accrued expenses - related parties	26,774
Total current liabilities	149,386
Deferred underwriting commissions and legal fees	15,450,000
Total liabilities	15,599,386

Commitments
Class A ordinary shares, $0.0001 par value; 42,061,226 shares subject to possible redemption at $10.05 per share	422,715,321

Shareholders' Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 1,938,774 shares issued and outstanding (excluding 42,061,226 shares subject to possible redemption)	194
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,875,000 shares issued and outstanding	1,188
Additional paid-in capital	3,087,484
Retained earnings	1,911,142
Total shareholders' equity	5,000,008
Total Liabilities and Shareholders' Equity	$443,314,715

The accompanying notes are an integral part of these financial statements.

COLLIER CREEK HOLDINGS

STATEMENT OF OPERATIONS

For The Period From
April 30, 2018 (inception)
through December 31, 2018
General and administrative expenses	$137,154
Loss from operations	(137,154)
Investment income on Trust Account	2,048,296
Net income	$1,911,142

Weighted average shares outstanding of Class A ordinary shares	44,000,000
Basic and diluted net income per share, Class A	$0.05
Weighted average shares outstanding of Class B ordinary shares	11,875,000
Basic and diluted net loss per share, Class B	$(0.01)

The accompanying notes are an integral part of these financial statements.

COLLIER CREEK HOLDINGS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 30, 2018 (INCEPTION) through DECEMBER 31, 2018

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - April 30, 2018 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	12,375,000	1,238	23,762	-	25,000
Sale of units in initial public offering	44,000,000	4,400	-	-	439,995,600	-	440,000,000
Offering costs	-	-	-	-	(25,020,813)	-	(25,020,813)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	10,800,000	-	10,800,000
Forfeiture of Class B ordinary shares	-	-	(500,000)	(50)	50	-	-
Class A ordinary shares subject to possible redemption	(42,061,226)	(4,206)	-	-	(422,711,115)	-	(422,715,321)
Net income	-	-	-	-	-	1,911,142	1,911,142
Balance - December 31, 2018	1,938,774	$194	11,875,000	$1,188	$3,087,484	$1,911,142	$5,000,008

The accompanying notes are an integral part of these financial statements.

COLLIER CREEK HOLDINGS

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 30, 2018 (INCEPTION) through december 31, 2018

Cash Flows from Operating Activities:
Net income	$1,911,142
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related parties	5,000
Interest income held in Trust Account	(2,048,296)
Changes in operating assets and liabilities:
Prepaid expenses	(321,529)
Accounts payable	30,112
Accrued expenses	7,500
Accrued expenses - related parties	26,774
Net cash used in operating activities	(389,297)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(440,000,000)
Net cash used in investing activities	(440,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds received from note payable to related parties	150,000
Repayment of note payable and general and administrative expenses paid by related parties	(155,000)
Proceeds received from initial public offering	440,000,000
Proceeds received from private placement	10,800,000
Payment of offering costs	(9,485,813)
Net cash provided by financing activities	441,334,187

Net increase in cash	944,890

Cash - beginning of the period	-
Cash - end of the period	$944,890

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$85,000
Deferred legal fees and underwriting commissions in connection with the initial public offering	$15,450,000
Value of Class A ordinary shares subject to possible redemption	$422,715,321

The accompanying notes are an integral part of these financial statements.

COLLIER CREEK HOLDINGS

NOTES TO FINANCIAL STATEMENTS

NOTE 1.   DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Collier Creek Holdings (the “Company”) is a blank check company incorporated in the Cayman Islands on April 30, 2018. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company focuses on the consumer goods industry and related sectors. The Company’s sponsor is Collier Creek Partners LLC, a Delaware limited liability company (the “Sponsor”).

All activity for the period from April 30, 2018 (inception) through December 31, 2018 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and its search for a Business Combination target. The Company has selected December 31 as its fiscal year end.

The registration statement for the Initial Public Offering was declared effective on October 4, 2018. On October 10, 2018, the Company consummated the Initial Public Offering of 44,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including the issuance of 4,000,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $440 million, and incurring offering costs of approximately $25.02 million, inclusive of $15.45 million in deferred legal fees and underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 7,200,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per warrant to the Sponsor, generating gross proceeds of $10.8 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $440 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

COLLIER CREEK HOLDINGS

NOTES TO FINANCIAL STATEMENTS

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares subject to potential redemption were recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if (i) the Company has net tangible assets of at least $5,000,001 upon such consummation of such Business Combination and meets any additional requirements (including but not limited to cash requirements) agreed to in connection with such Business Combination and (ii) a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by the law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its second amended and restated memorandum and articles of association (the “Second Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Company’s Second Amended and Restated Memorandum and Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “Initial Shareholders”) agreed not to propose an amendment to the Company’s Second Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

COLLIER CREEK HOLDINGS

NOTES TO FINANCIAL STATEMENTS

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes (less taxes payable and up to $100,000 of interest to pay dissolution expenses). The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account, or less due to reductions in the value of the Trust Account Assets. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As indicated in the accompanying financial statements, at December 31, 2018, the Company had approximately $945,000 in cash and working capital of approximately $1.1 million.

The Company’s liquidity needs prior to and for the initial public offering were satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (as defined below), to the Sponsor and $155,000 in loans available from the Sponsor under a promissory note, and the net proceeds from the consummation of the Private Placement. The Company fully repaid the promissory note on October 17, 2018, after the closing of the Initial Public Offering.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet the Company's needs for the next twelve months from the report date. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying balance sheet is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

COLLIER CREEK HOLDINGS

NOTES TO FINANCIAL STATEMENTS

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Use of estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering costs

The Company complies with the requirements of the FASB ASC 340-10-S9901 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offerings.” Offering costs, consisting of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering, were charged to additional paid-in capital upon the completion of the Initial Public Offering.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2018, 42,061,226 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income per Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the initial Public Offering and Private Placement to purchase an aggregate of 21,866,667 shares of the Company’s Class ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A ordinary shares outstanding since the initial issuance. Net income per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Public Shares, by the weighted average number of Class B ordinary shares outstanding for the period.

COLLIER CREEK HOLDINGS

NOTES TO FINANCIAL STATEMENTS

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

COLLIER CREEK HOLDINGS

NOTES TO FINANCIAL STATEMENTS

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2018, the recorded values of cash, cash and marketable securities held in the Trust Account, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in shareholders' equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

NOTE 3.   INITIAL PUBLIC OFFERING

On October 10, 2018, the Company sold 44,000,000 Units at a purchase price of $10.00 per Unit in the Initial Public Offering, including 4,000,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

NOTE 4.   RELATED PARTY TRANSACTIONS

Founder Shares

On May 2, 2018, the Company issued 2,875,000 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for a capital contribution of $25,000. On September 7, 2018, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 10,937,500 Founder Shares. On September 10, 2018, the Sponsor transferred 45,000, 45,000, 52,500 and 52,500 Founder Shares to each of Antonio F. Fernandez, Matthew M. Mannelly, William D. Toler and Craig D. Steeneck, respectively. On October 4, 2018, the Company effected a share capitalization resulting in an aggregate of 12,375,000 Founder Shares. On October 10, 2018, the underwriters partially exercised the over-allotment option, and an aggregate of 500,000 Founder Shares were subsequently surrendered to the Company by the Sponsor for no consideration on October 19, 2018. Of the 11,875,000 shares outstanding as of December 31, 2018, the Sponsor owned an aggregate of 11,680,000 Class B ordinary shares and the independent directors owned an aggregate of 195,000 Class B ordinary shares.

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

COLLIER CREEK HOLDINGS

NOTES TO FINANCIAL STATEMENTS

The holders of the Founder Shares agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (except to certain permitted transferees). Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

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

Related Parties Loans

The Company’s Sponsor had agreed to loan the Company up to $200,000 to be used for the payment of costs related to the Initial Public Offering (the “Note”). The Note was non-interest bearing, unsecured and was due on the earlier of December 31, 2018 or the closing of the Initial Public Offering. The Company had borrowed $155,000 under the Note, which was fully repaid on October 17, 2018.

Administrative Service Fee

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. The Company recorded an aggregate of approximately $27,000 in general and administrative expenses in connection with this administrative services agreement in the accompanying statement of operations during the period from April 30, 2018 (inception) through December 31, 2018.

Forward Purchase Agreements

On September 7, 2018, the Company entered into forward purchase agreements with the Sponsor and the Company’s independent directors (the “Forward Purchase Agreements”) which provide for the purchase of an aggregate of 3,500,000 Class A ordinary shares (the “Forward Purchase Shares”), plus an aggregate of 1,166,666 redeemable warrants (the “Forward Purchase Warrants”) to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of  $35,000,000, or $10.00 per Class A ordinary share, in a private placement to close concurrently with the closing of the initial Business Combination. The Forward Purchase Warrants will have the same terms as the Public Warrants. These purchases will be made regardless of whether any Class A ordinary shares are redeemed by public shareholders. The Forward Purchase Shares and Forward Purchase Warrants will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of Forward Purchase Shares may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company.

COLLIER CREEK HOLDINGS

NOTES TO FINANCIAL STATEMENTS

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

Pursuant to the Forward Purchase Agreements, the Company agreed to use its commercially reasonable best efforts (i) to file within 30 days after the closing of a Business Combination a registration statement with the SEC for a secondary offering of the Forward Purchase Shares and the Forward Purchase Warrants (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter and (iii) to maintain the effectiveness of such registration statement until the earliest of  (A) the date on which the Sponsor and all of the independent directors or their respective assignees cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act. In addition, the Forward Purchase Agreements provide these holders will have certain “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the prospectus relating to the Initial Public Offering to purchase up to 6,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On October 10, 2018, the underwriters partially exercised this option in respect of 4,000,000 Units and, as agreed with the Company, the underwriters waived their right to further exercise the option.

The underwriters were entitled to underwriting discounts of $0.20 per unit, or $8.8 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred underwriting commission of $0.35 per unit, or $15.4 million in the aggregate. The deferred underwriting fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees

The Company is obligated to pay deferred legal fees of $50,000 upon the consummation of an initial Business Combination for services performed in connection with the Initial Public Offering. If no Business Combination is consummated, the Company will not be obligated to pay such fee.

NOTE 6.   SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2018, there were 44,000,000 Class A ordinary shares issued and outstanding, including 42,061,226 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On May 2, 2018, 2,875,000 Class B ordinary shares were issued and outstanding. On September 7, 2018, the Company effected a share capitalization resulting in an aggregate of 10,937,500 Class B ordinary shares outstanding. On October 4, 2018, the Company effected a share capitalization resulting in an aggregate of 12,375,000 Class B ordinary shares outstanding. On October 10, 2018, the underwriters partially exercised the over-allotment option, and an aggregate of 500,000 Founder Shares were surrendered to us by the Sponsor for no consideration on October 19, 2018. As of December 31, 2018, there were 11,875,000 Class B ordinary shares outstanding.

COLLIER CREEK HOLDINGS

NOTES TO FINANCIAL STATEMENTS

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

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At December 31, 2018, there were no preferred shares issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of  (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTES TO FINANCIAL STATEMENTS

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

NOTE 7.   FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Money market funds	$442,048,296	$-	$-

None of the balance in the Trust Account was held in cash as of December 31, 2018.

NOTE 8.   SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

