Form 10-Q
period 2019-03-31
Collier Creek Holdings
filed 2019-05-13
CIK 1739566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A ordinary shares and one-third of one Warrant to purchase one Class A ordinary share	CCH.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	CCH	New York Stock Exchange
Warrants, exercisable for one share of Class A ordinary shares for $11.50 per share	CCH WS	New York Stock Exchange

As of May 13, 2019, 44,000,000 Class A ordinary shares, par value $0.0001 per share, and 11,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

COLLIER CREEK HOLDINGS

Form 10-Q

For the Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

COLLIER CREEK HOLDINGS

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$738,881	$944,890
Prepaid expenses	331,297	321,529
Total current assets	1,070,178	1,266,419
Cash and marketable securities held in Trust Account	444,509,931	442,048,296
Total assets	$445,580,109	$443,314,715

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$23,420	$115,112
Accrued expenses	32,657	7,500
Accrued expenses - related parties	56,774	26,774
Total current liabilities	112,851	149,386
Deferred underwriting commissions and legal fees	15,450,000	15,450,000
Total liabilities	15,562,851	15,599,386

Commitments
Class A ordinary shares, $0.0001 par value; 42,080,916 and 42,061,226 shares subject to possible redemption at $10.10 and $10.05 per share at March 31, 2019 and December 31, 2018, respectively	425,017,252	422,715,321

Shareholders' Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 1,919,084 and 1,938,774 shares issued and outstanding (excluding 42,080,916 and 42,061,226 shares subject to possible redemption) at March 31, 2019 and December 31, 2018, respectively	192	194
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,875,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	1,188	1,188
Additional paid-in capital	785,556	3,087,484
Retained earnings	4,213,070	1,911,142
Total shareholders' equity	5,000,006	5,000,008
Total Liabilities and Shareholders' Equity	$445,580,109	$443,314,715

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLIER CREEK HOLDINGS

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

For the three months ended
March 31, 2019
General and administrative expenses	$159,706
Loss from operations	(159,706)
Investment income on Trust Account	2,461,634
Net income	$2,301,928

Weighted average shares outstanding of Class A ordinary shares	44,000,000
Basic and diluted net income per share, Class A	$0.06
Weighted average shares outstanding of Class B ordinary shares	11,875,000
Basic and diluted net loss per share, Class B	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLIER CREEK HOLDINGS

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	For the three months ended March 31, 2019
	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2018	1,938,774	$194	11,875,000	$1,188	$3,087,484	$1,911,142	$5,000,008
Class A ordinary shares subject to possible redemption	(19,690)	(2)	-	-	(2,301,928)	-	(2,301,930)
Net income	-	-	-	-	-	2,301,928	2,301,928
Balance - March 31, 2019 (unaudited)	1,919,084	$192	11,875,000	$1,188	$785,556	$4,213,070	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLIER CREEK HOLDINGS

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the three months ended
March 31, 2019
Cash Flows from Operating Activities:
Net income	$2,301,928
Adjustments to reconcile net income to net cash used in operating activities:
Interest income held in Trust Account	(2,461,634)
Changes in operating assets and liabilities:
Prepaid expenses	(9,768)
Accounts payable	(91,692)
Accrued expenses	25,157
Accrued expenses - related parties	30,000
Net cash used in operating activities	(206,009)

Net decrease in cash	(206,009)

Cash - beginning of the period	944,890
Cash - end of the period	$738,881

Supplemental disclosure of noncash activities:
Change in value of Class A ordinary shares subject to possible redemption	$2,301,930

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

All activity for the period from April 30, 2018 (inception) through March 31, 2019 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and its search for a Business Combination target. The Company has selected December 31 as its fiscal year end.

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

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares subject to potential redemption were recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if (i) the Company has net tangible assets of at least $5,000,001 upon such consummation of such Business Combination and meets any additional requirements (including but not limited to cash requirements) agreed to in connection with such Business Combination and (ii) a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by the law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its second amended and restated memorandum and articles of association (the “Second Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 10, 2020 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive its pro rata portion of the amount then in the Trust Account, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes (less taxes payable and up to $100,000 of interest to pay dissolution expenses). The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account, or less due to reductions in the value of the Trust Account Assets. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As indicated in the accompanying financial statements, at March 31, 2019, the Company had approximately $739,000 in cash and working capital of approximately $957,000.

The Company’s liquidity needs prior to the initial public offering were satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (as defined below), and $155,000 in loans available from the Sponsor under a promissory note (the “Note”). The Company fully repaid the Note on October 17, 2018, after the closing of the Initial Public Offering. The Company’s liquidity needs for and following the initial public offering have been satisfied by the portion of the net proceeds from the Private Placement held outside the trust account.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet the Company's needs for the next twelve months from the report date. Over this time period, the Company anticipates using these funds for paying existing accounts payable, funding operating expenses, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 28, 2019.

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2019 and December 31, 2018, 42,080,916 and 42,061,226 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.

Net Income (Loss) per Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the initial Public Offering and Private Placement to purchase an aggregate of 21,866,667 shares of the Company’s Class ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A ordinary shares outstanding for the period. Net income per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Public Shares, by the weighted average number of Class B ordinary shares outstanding for the period.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2019 and December 31, 2018, the recorded values of cash, cash and marketable securities held in the Trust Account, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

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

Founder Shares

On May 2, 2018, the Company issued 2,875,000 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for a capital contribution of $25,000. On September 7, 2018, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 10,937,500 Founder Shares. On September 10, 2018, the Sponsor transferred 45,000, 45,000, 52,500 and 52,500 Founder Shares to each of Antonio F. Fernandez, Matthew M. Mannelly, William D. Toler and Craig D. Steeneck, respectively. On October 4, 2018, the Company effected a share capitalization resulting in an aggregate of 12,375,000 Founder Shares. On October 10, 2018, the underwriters partially exercised the over-allotment option, and an aggregate of 500,000 Founder Shares were subsequently surrendered to the Company by the Sponsor for no consideration on October 19, 2018. Of the 11,875,000 shares outstanding as of March 31, 2019, and December 31, 2018, the Sponsor owned an aggregate of 11,680,000 Class B ordinary shares and the independent directors owned an aggregate of 195,000 Class B ordinary shares.

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

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Administrative Service Fee

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. The Company recorded an aggregate of $30,000 in general and administrative expenses in connection with this administrative services agreement in the accompanying condensed statement of operations during the three months ended March 31, 2019.

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

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2019 and December 31, 2018, there were 44,000,000 Class A ordinary shares issued and outstanding, including 42,080,916 and 42,061,226 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On May 2, 2018, 2,875,000 Class B ordinary shares were issued and outstanding. On September 7, 2018, the Company effected a share capitalization resulting in an aggregate of 10,937,500 Class B ordinary shares outstanding. On October 4, 2018, the Company effected a share capitalization resulting in an aggregate of 12,375,000 Class B ordinary shares outstanding. On October 10, 2018, the underwriters partially exercised the over-allotment option, and an aggregate of 500,000 Founder Shares were surrendered to us by the Sponsor for no consideration on October 19, 2018. As of March 31, 2019 and December 31, 2018, there were 11,875,000 Class B ordinary shares outstanding.

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At March 31, 2019 and December 31, 2018, there were no preferred shares issued or outstanding.

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

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2019

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Money market funds	$444,509,931	$-	$-

December 31, 2018

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Money market funds	$442,048,296	$-	$-

None of the balance in the Trust Account was held in cash as of March 31, 2019 and December 31, 2018.

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

Overview

We are a blank check company incorporated on April 30, 2018 (inception) as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Although we are not limited to a particular industry or geographic region for purposes of consummating a Business Combination, we intend to focus our search on the consumer goods industry and related sectors.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 7,200,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrants to our sponsor, generating gross proceeds of $10.8 million. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share.

Upon the closing of the Initial Public Offering and Private Placement, $440 million ($10.00 per unit) of the net proceeds of the Initial Public Offering and the Private Placement were placed in the Trust Account and were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

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

Results of Operations

Our entire activity from April 30, 2018 (inception) through March 31, 2019, was in preparation for our Initial Public Offering, and since such offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2019, we had net income of approximately $2.3 million, which consisted of approximately $2.5 million in investment income from the Trust Account, offset by approximately $160,000 in general and administrative costs.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at March 31, 2019, we had approximately $739,000 in cash and working capital of approximately $957,000.

Our liquidity needs prior to the Initial Public Offering were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares and $155,000 in loans available from our sponsor under the Note. We fully repaid the Note on October 17, 2018, after the closing of the Initial Public Offering. Our liquidity needs for and following the Initial Public Offering have been satisfied by the portion of the net proceeds from the Private Placement held outside the Trust Account.

Based on the foregoing, management believes that we will have sufficient working capital to meet our needs for the next twelve months from the report date. Over this time period, we anticipate using these funds for paying existing accounts payable, funding operating expenses, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

Related Party Transactions

Founder Shares

On May 2, 2018, we issued 2,875,000 Class B ordinary shares to our Sponsor in exchange for a capital contribution of $25,000. On September 7, 2018, we effected a share capitalization resulting in the Sponsor holding an aggregate of 10,937,500 Founder Shares. On September 10, 2018, the Sponsor transferred 45,000, 45,000, 52,500 and 52,500 Founder Shares to each of Antonio F. Fernandez, Matthew M. Mannelly, William D. Toler and Craig D. Steeneck, respectively. On October 4, 2018, we effected a share capitalization resulting in an aggregate of 12,375,000 Founder Shares. On October 10, 2018, the underwriters partially exercised the over-allotment option, and an aggregate of 500,000 Founder Shares were subsequently surrendered to us by our Sponsor for no consideration on October 19, 2018. Of the 11,875,000 shares outstanding as of March 31, 2019, and December 31, 2018, our Sponsor owned an aggregate of 11,680,000 Class B ordinary shares and the independent director owned an aggregate of 195,000 Class B ordinary shares.

The Founder Shares will automatically convert into Class A ordinary shares upon the consummation of a Business Combination, or earlier at the option of the holder, on a one-for-one basis. However, if additional Class A ordinary shares or any other equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued or deemed issued, or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by us in connection with or in relation to the consummation of the initial Business Combination (including the Forward Purchase Shares, but not the Forward Purchase Warrants, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the sponsor upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

Administrative Service Fee

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination or our liquidation, to pay an affiliate of our sponsor a monthly fee of $10,000 for office space and secretarial and administrative services. We recorded an aggregate of $30,000 in general and administrative expenses in connection with this administrative services agreement in the accompanying condensed statement of operations during the three months ended March 31, 2019.

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

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Public Warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and Public Warrants that may be issued upon conversion of working capital loans) are entitled to registration rights pursuant to a registration rights agreement entered into on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K filed by us with the SEC on March 28, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Use of Proceeds

On October 10, 2018, we consummated the Initial Public Offering of 44,000,000 Units, including the issuance of 4,000,000 Units as a result of the underwriters’ partial exercise of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $440 million. Following the closing of the Initial Public Offering, $431,200,000 (which amount includes $15,400,000 of the underwriters’ deferred discount) was placed in the Trust Account (in addition to $8,800,000 of net proceeds from the Private Placement).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May, 2019.

COLLIER CREEK HOLDINGS

By:	/s/ Jason K. Giordano
Name: Jason K. Giordano
Title: Co-Executive Chairman

