Form 10-Q
period 2019-06-30
Collier Creek Holdings
filed 2019-08-09
CIK 1739566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, 44,000,000 Class A ordinary shares, par value $0.0001 per share, and 11,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

COLLIER CREEK HOLDINGS

Form 10-Q

For the Quarter Ended June 30, 2019

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	3

	Condensed Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018	3

	Condensed Statements of Operations for the three and six months ended June 30, 2019 and for the period from April 30, 2018 (inception) through June 30, 2018 (Unaudited)	4

	Condensed Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2019 and for the period from April 30, 2018 (inception) through June 30, 2018 (Unaudited)	5

	Condensed Statements of Cash Flows for the six months ended June 30, 2019 and for the period from April 30, 2018 (inception) through June 30, 2018 (Unaudited)	6

	Notes to Condensed Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	23

Item 6.	Exhibits	23

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

COLLIER CREEK HOLDINGS

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$672,146	$944,890
Prepaid expenses	262,091	321,529
Total current assets	934,237	1,266,419
Cash and marketable securities held in Trust Account	446,993,124	442,048,296
Total assets	$447,927,361	$443,314,715

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$3,894	$115,112
Accrued expenses	12,032	7,500
Accrued expenses - related parties	86,774	26,774
Total current liabilities	102,700	149,386
Deferred underwriting commissions and legal fees	15,450,000	15,450,000
Total liabilities	15,552,700	15,599,386

Commitments
Class A ordinary shares, $0.0001 par value; 42,064,435 and 42,061,226 shares subject to possible redemption at $10.16 and $10.05 per share at June 30, 2019 and December 31, 2018, respectively	427,374,659	422,715,321

Shareholders' Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 1,935,565 and 1,938,774 shares issued and outstanding (excluding 42,064,435 and 42,061,226 shares subject to possible redemption) at June 30, 2019 and December 31, 2018, respectively	194	194
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,875,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	1,188	1,188
Additional paid-in capital	-	3,087,484
Retained earnings	4,998,620	1,911,142
Total shareholders' equity	5,000,002	5,000,008
Total Liabilities and Shareholders' Equity	$447,927,361	$443,314,715

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLIER CREEK HOLDINGS

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the period from
	For the three months ended	For the six months ended	April 30, 2018 (inception) through June
	June 30, 2019	June 30, 2019	30, 2018
General and administrative expenses	$125,790	$285,496	$6,771
Loss from operations	(125,790)	(285,496)	(6,771)
Investment income on Trust Account	2,483,194	4,944,828	-
Net income (loss)	$2,357,404	$4,659,332	$(6,771)

Weighted average shares outstanding of Class A ordinary shares	44,000,000	44,000,000	-
Basic and diluted net income per share, Class A	$0.06	$0.11	$-
Weighted average shares outstanding of Class B ordinary shares	11,875,000	11,875,000	10,875,000	(1)(2)
Basic and diluted net loss per share, Class B	$(0.01)	$(0.02)	$(0.00)

(1)  This number excludes up to 1,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.  The underwriters partially exercised the over-allotment option; thus, 500,000 shares were surrendered to the Company by the Sponsor for no consideration on October 19, 2018.

(2)  The shares and associated amounts have been retroactively restated to reflect: (i) on September 7, 2018, the Company effected a share capitalization resulting in an aggregate of 10,937,500 Class B ordinary shares outstanding; and (ii) on October 4, 2018, the Company effected a share capitalization resulting in an aggregate of 12,375,000 Class B ordinary shares outstanding.

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLIER CREEK HOLDINGS

CONDENSED STATEMENTs OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the six months ended June 30, 2019
	Ordinary Shares
	Class A		Class B		Additional Paid-In	Retained	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2018	1,938,774	$194	11,875,000	$1,188	$3,087,484	$1,911,142	$5,000,008
Class A ordinary shares subject to possible redemption	(19,690)	(2)	-	-	(2,301,928)	-	(2,301,930)
Net income	-	-	-	-	-	2,301,928	2,301,928
Balance - March 31, 2019 (unaudited)	1,919,084	$192	11,875,000	$1,188	$785,556	$4,213,070	$5,000,006
Class A ordinary shares subject to possible redemption	16,481	2	-	-	(785,556)	(1,571,854)	(2,357,408)
Net income	-	-	-	-	-	2,357,404	2,357,404
Balance - June 30, 2019 (unaudited)	1,935,565	$194	11,875,000	$1,188	$-	$4,998,620	$5,000,002

	For the period from April 30, 2018 (inception) through June 30, 2018
	Ordinary Shares
	Class A		Class B		Additional Paid-In	Accumulated	Total Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - April 30, 2018 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)(2)	-	-	12,375,000	1,238	23,762	-	25,000
Net loss	-	-	-	-	-	(6,771)	(6,771)
Balance - June 30, 2018 (unaudited)	-	$-	12,375,000	$1,238	$23,762	$(6,771)	$18,229

(1)  This number includes up to 1,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.  The underwriters partially exercised the over-allotment option; thus, 500,000 shares were surrendered to the Company by the Sponsor for no consideration on October 19, 2018.

(2)  The shares and associated amounts have been retroactively restated to reflect: (i) on September 7, 2018, the Company effected a share capitalization resulting in an aggregate of 10,937,500 Class B ordinary shares outstanding; and (ii) on October 4, 2018, the Company effected a share capitalization resulting in an aggregate of 12,375,000 Class B ordinary shares outstanding.

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLIER CREEK HOLDINGS

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period from
	For the six months	April 30, 2018 (inception)
	ended June 30, 2019	through June 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$4,659,332	$(6,771)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income held in Trust Account	(4,944,828)	-
Formation and operating costs paid by related party	-	5,000
Changes in operating assets and liabilities:
Prepaid expenses	59,438	-
Accounts payable	(111,218)	1,471
Accrued expenses	4,532	300
Accrued expenses - related parties	60,000	-
Net cash used in operating activities	(272,744)	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	-	25,000
Offering costs paid	-	(17,750)
Net cash provided by financing activities	-	7,250

Net (decrease) increase in cash	(272,744)	7,250

Cash - beginning of the period	944,890	-
Cash - end of the period	$672,146	$7,250

Supplemental disclosure of noncash activities:
Change in value of Class A ordinary shares subject to possible redemption	$4,659,338	$-
Deferred offering costs included in accrued expenses	$-	$299,450
Deferred offering costs included in accounts payable	$-	$23,326

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

All activity for the period from April 30, 2018 (inception) through June 30, 2019 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and its search for a Business Combination target. The Company has selected December 31 as its fiscal year end.

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

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity

As indicated in the accompanying financial statements, at June 30, 2019, the Company had approximately $672,000 in cash and a working capital of approximately $832,000.

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

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019.

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

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2019 and December 31, 2018, 42,064,435 and 42,061,226 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2019 and December 31, 2018, the recorded values of cash, cash and marketable securities held in the Trust Account, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

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

Founder Shares

On May 2, 2018, the Company issued 2,875,000 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for a capital contribution of $25,000. On September 7, 2018, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 10,937,500 Founder Shares. On September 10, 2018, the Sponsor transferred 45,000, 45,000, 52,500 and 52,500 Founder Shares to each of Antonio F. Fernandez, Matthew M. Mannelly, William D. Toler and Craig D. Steeneck, respectively. On October 4, 2018, the Company effected a share capitalization resulting in an aggregate of 12,375,000 Founder Shares. On October 10, 2018, the underwriters partially exercised the over-allotment option, and an aggregate of 500,000 Founder Shares were subsequently surrendered to the Company by the Sponsor for no consideration on October 19, 2018. Of the 11,875,000 shares outstanding as of June 30, 2019, and December 31, 2018, the Sponsor owned an aggregate of 11,680,000 Class B ordinary shares and the independent directors owned an aggregate of 195,000 Class B ordinary shares.

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

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Administrative Service Fee

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. The Company recorded an aggregate of $30,000 and $60,000 in general and administrative expenses in connection with this administrative services agreement in the accompanying condensed statement of operations during the three and six months ended June 30, 2019, respectively.

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

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2019 and December 31, 2018, there were 44,000,000 Class A ordinary shares issued and outstanding, including 42,064,435 and 42,061,226 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On May 2, 2018, 2,875,000 Class B ordinary shares were issued and outstanding. On September 7, 2018, the Company effected a share capitalization resulting in an aggregate of 10,937,500 Class B ordinary shares outstanding. On October 4, 2018, the Company effected a share capitalization resulting in an aggregate of 12,375,000 Class B ordinary shares outstanding. On October 10, 2018, the underwriters partially exercised the over-allotment option, and an aggregate of 500,000 Founder Shares were surrendered to us by the Sponsor for no consideration on October 19, 2018. As of June 30, 2019 and December 31, 2018, there were 11,875,000 Class B ordinary shares outstanding.

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

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At June 30, 2019 and December 31, 2018, there were no preferred shares issued or outstanding.

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

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2019

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Money market funds	$446,993,124	$-	$-

December 31, 2018

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Money market funds	$442,048,296	$-	$-

None of the balance in the Trust Account was held in cash as of June 30, 2019 and December 31, 2018.

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

The registration statement for our Initial Public Offering was declared effective on October 4, 2018. On October 10, 2018, we consummated the Initial Public Offering of 44,000,000 Units, including the issuance of 4,000,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, at $10.00 per unit, generating gross proceeds of $440 million, and incurring offering costs of approximately $25.02 million, inclusive of $15.45 million in deferred legal fees and underwriting commissions. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole public share entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

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

Results of Operations

Our entire activity from April 30, 2018 (inception) through June 30, 2019, was in preparation for our Initial Public Offering, and since such offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2019, we had net income of approximately $2.4 million, which consisted of approximately $2.5 million in investment income from the Trust Account, offset by approximately $126,000 in general and administrative costs.

For the six months ended June 30, 2019, we had net income of approximately $4.7 million, which consisted of approximately $4.9 million in investment income from the Trust Account, offset by approximately $285,000 in general and administrative costs.

For the period from April 30, 2018 (inception) through June 30, 2018, we had net loss of approximately $6,700, which consisted solely of general and administrative costs.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at June 30, 2019, we had approximately $672,000 in cash and a working capital of approximately $832,000.

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

Related Party Transactions

Founder Shares

On May 2, 2018, we issued 2,875,000 Class B ordinary shares to our Sponsor in exchange for a capital contribution of $25,000. On September 7, 2018, we effected a share capitalization resulting in the Sponsor holding an aggregate of 10,937,500 Founder Shares. On September 10, 2018, the Sponsor transferred 45,000, 45,000, 52,500 and 52,500 Founder Shares to each of Antonio F. Fernandez, Matthew M. Mannelly, William D. Toler and Craig D. Steeneck, respectively. On October 4, 2018, we effected a share capitalization resulting in an aggregate of 12,375,000 Founder Shares. On October 10, 2018, the underwriters partially exercised the over-allotment option, and an aggregate of 500,000 Founder Shares were subsequently surrendered to us by our Sponsor for no consideration on October 19, 2018. Of the 11,875,000 shares outstanding as of June 30, 2019, and December 31, 2018, our Sponsor owned an aggregate of 11,680,000 Class B ordinary shares and the independent director owned an aggregate of 195,000 Class B ordinary shares.

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

Administrative Service Fee

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination or our liquidation, to pay an affiliate of our sponsor a monthly fee of $10,000 for office space and secretarial and administrative services. We recorded an aggregate of $30,000 and $60,000 in general and administrative expenses in connection with this administrative services agreement in the accompanying condensed statement of operations during the three and six months ended June 30, 2019, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2019, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of August, 2019.

COLLIER CREEK HOLDINGS

By:	/s/ Jason K. Giordano
Name: Jason K. Giordano
Title: Co-Executive Chairman