Form 10-Q
period 2019-09-30
Collier Creek Holdings
filed 2019-11-12
CIK 1739566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

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

As of November 12, 2019, 44,000,000 Class A ordinary shares, par value $0.0001 per share, and 11,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

COLLIER CREEK HOLDINGS

Form 10-Q

For the Quarter Ended September 30, 2019

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	2

	Condensed Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018	2

	Condensed Statements of Operations for the three months ended September 30, 2019 and 2018, for the nine months ended September 30, 2019, and for the period from April 30, 2018 (inception) through September 30, 2018 (Unaudited)	3

	Condensed Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2019 and for the period from April 30, 2018 (inception) through September 30, 2018 (Unaudited)	4

	Condensed Statements of Cash Flows for the nine months ended September 30, 2019 and for the period from April 30, 2018 (inception) through September 30, 2018 (Unaudited)	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

COLLIER CREEK HOLDINGS

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$672,015	$944,890
Prepaid expenses	192,696	321,529
Total current assets	864,711	1,266,419
Cash and marketable securities held in Trust Account	449,220,389	442,048,296
Total assets	$450,085,100	$443,314,715

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$41,642	$115,112
Accrued expenses	319,200	7,500
Accrued expenses - related parties	116,774	26,774
Total current liabilities	477,616	149,386
Deferred underwriting commissions and legal fees	15,450,000	15,450,000
Total liabilities	15,927,616	15,599,386

Commitments
Class A ordinary shares, $0.0001 par value; 42,033,054 and 42,061,226 shares subject to possible redemption at $10.21 and $10.05 per share at September 30, 2019 and December 31, 2018, respectively	429,157,481	422,715,321

Shareholders' Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 1,966,946 and 1,938,774 shares issued and outstanding (excluding 42,033,054 and 42,061,226 shares subject to possible redemption) at September 30, 2019 and December 31, 2018, respectively	197	194
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,875,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	1,188	1,188
Additional paid-in capital	-	3,087,484
Retained earnings	4,998,618	1,911,142
Total shareholders' equity	5,000,003	5,000,008
Total Liabilities and Shareholders' Equity	$450,085,100	$443,314,715

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLIER CREEK HOLDINGS

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the period from
	For the three months ended September 30,		For the nine months ended	April 30, 2018 (inception)
	2019	2018	September 30, 2019	through September 30, 2018
General and administrative expenses	$444,442	$10	$729,938	$6,781
Loss from operations	(444,442)	(10)	(729,938)	(6,781)
Investment income on Trust Account	2,227,265	-	7,172,093	-
Net income (loss)	$1,782,823	$(10)	$6,442,155	$(6,781)

Weighted average shares outstanding of Class A ordinary shares	44,000,000	-	44,000,000	-
Basic and diluted net income per share, Class A	$0.05	$-	$0.16	$-
Weighted average shares outstanding of Class B ordinary shares (1)(2)	11,875,000	10,875,000	11,875,000	10,875,000
Basic and diluted net loss per share, Class B	$(0.04)	$(0.00)	$(0.06)	$(0.00)

(1) This number excludes up to 1,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters partially exercised the over-allotment option; thus, 500,000 shares were surrendered to the Company by the Sponsor for no consideration on October 19, 2018.

(2) The shares and associated amount have been retroactively restated to reflect: (i) on September 7, 2018, the Company effected a share capitalization resulting in an aggregate of 10,937,500 Class B ordinary shares outstanding; and (ii) on October 4,2018, the Company effected a share capitalization resulting in an aggregate of 12,375,000 Class B ordinary shares outstanding.

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLIER CREEK HOLDINGS

CONDENSED STATEMENTs OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	For the nine months ended September 30, 2019
	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2018	1,938,774	$194	11,875,000	$1,188	$3,087,484	$1,911,142	$5,000,008
Class A ordinary shares subject to possible redemption	(19,690)	(2)	-	-	(2,301,928)	-	(2,301,930)
Net income	-	-	-	-	-	2,301,928	2,301,928
Balance - March 31, 2019 (unaudited)	1,919,084	192	11,875,000	1,188	785,556	4,213,070	5,000,006
Class A ordinary shares subject to possible redemption	16,481	2	-	-	(785,556)	(1,571,854)	(2,357,408)
Net income	-	-	-	-	-	2,357,404	2,357,404
Balance - June 30, 2019 (unaudited)	1,935,565	194	11,875,000	1,188	-	4,998,620	5,000,002
Class A ordinary shares subject to possible redemption	31,381	3	-	-	-	(1,782,825)	(1,782,822)
Net income	-	-	-	-	-	1,782,823	1,782,823
Balance - September 30, 2019 (unaudited)	1,966,946	$197	11,875,000	$1,188	$-	$4,998,618	$5,000,003

	For the period from April 30, 2018 (inception) through September 30, 2018
	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - April 30, 2018 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)(2)	-	-	12,375,000	1,238	23,762	-	25,000
Net loss	-	-	-	-	-	(6,771)	(6,771)
Balance - June 30, 2018 (unaudited)	-	-	12,375,000	1,238	23,762	(6,771)	18,229
Net loss	-	-	-	-	-	(10)	(10)
Balance - September 30, 2018 (unaudited)	-	$-	12,375,000	$1,238	$23,762	$(6,781)	$18,219

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLIER CREEK HOLDINGS

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period from
	For the nine months ended	April 30, 2018 (inception)
	September 30, 2019	through September 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$6,442,155	$(6,781)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income on Trust Account	(7,172,093)	-
Formation and operating costs paid by related party	-	5,000
Changes in operating assets and liabilities:
Prepaid expenses	128,833	-
Accounts payable	(73,470)	1,470
Accrued expenses	311,700	300
Accrued expenses - related parties	90,000	-
Net cash used in operating activities	(272,875)	(11)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	-	25,000
Proceeds received from note payable to related party	-	150,000
Offering costs paid	-	(134,486)
Net cash provided by financing activities	-	40,514

Net (decrease) increase in cash	(272,875)	40,503

Cash - beginning of the period	944,890	-
Cash - end of the period	$672,015	$40,503

Supplemental disclosure of noncash activities:
Change in value of Class A ordinary shares subject to possible redemption	$6,442,160	$-
Deferred offering costs included in accrued expenses	$-	$505,194
Deferred offering costs included in accounts payable	$-	$927

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

All activity for the period from April 30, 2018 (inception) through September 30, 2019 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and its search for a Business Combination target. The Company has selected December 31 as its fiscal year end.

The registration statement for the Initial Public Offering was declared effective on October 4, 2018. On October 10, 2018, the Company consummated the Initial Public Offering of 44,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including the issuance of 4,000,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $440 million (Note 3), and incurring offering costs of approximately $25.02 million, inclusive of $15.45 million in deferred legal fees and underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 7,200,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per warrant to the Sponsor, generating gross proceeds of $10.8 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $440 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive its pro rata portion of the amount then in the Trust Account, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes (less taxes payable and up to $100,000 of interest to pay dissolution expenses). The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be only $10.00 per share initially held in the Trust Account, or less due to reductions in the value of the Trust Account assets. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern Consideration

 As indicated in the accompanying financial statements, at September 30, 2019, the Company had approximately $672,000 in cash and a working capital of approximately $387,000.  In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (as defined in Note 4) as may be required. As of September 30, 2019, there were no amounts outstanding under any Working Capital Loan.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s ‘(“FASB”) Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate and dissolve after October 10, 2020.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2019 and December 31, 2018, 42,033,054 and 42,061,226 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.

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

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Public Shares, by the weighted average number of Class B ordinary shares outstanding for the periods.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2019 and December 31, 2018, the recorded values of cash, cash and marketable securities held in the Trust Account, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

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

Founder Shares

On May 2, 2018, the Company issued 2,875,000 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for a capital contribution of $25,000. On September 7, 2018, the Company effected a share capitalization resulting in the Sponsor holding 10,937,500 Founder Shares. On September 10, 2018, the Sponsor transferred 45,000, 45,000, 52,500 and 52,500 Founder Shares to each of Antonio F. Fernandez, Matthew M. Mannelly, William D. Toler and Craig D. Steeneck, respectively. On October 4, 2018, the Company effected a share capitalization resulting in the Sponsor holding 12,375,000 Founder Shares. On October 10, 2018, the underwriters partially exercised the over-allotment option, and 500,000 Founder Shares were subsequently surrendered to the Company by the Sponsor for no consideration on October 19, 2018. Of the 11,875,000 shares outstanding as of September 30, 2019, and December 31, 2018, the Sponsor owned 11,680,000 Class B ordinary shares and the independent directors owned an aggregate of 195,000 Class B ordinary shares.

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

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The holders of the Founder Shares agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (except to certain permitted transferees). Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

Private Placement Warrants

On October 10, 2018, the Company sold 7,200,000 Private Placement Warrants to the Sponsor at $1.50 per warrant, generating gross proceeds of $10.8 million in the Private Placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. A portion of the net proceeds from the Private Placement was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, it would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, to date, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Service Fee

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. The Company recorded $30,000 and $90,000 in general and administrative expenses in connection with this administrative services agreement in the accompanying unaudited condensed statements of operations during the three and nine months ended September 30, 2019, respectively. As of September 30, 2019 and December 31, 2018, the Company has accrued approximately $117,000 and $27,000, respectively, for services in connection with such agreement on the accompanying condensed balance sheets.

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

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2019 and December 31, 2018, there were 44,000,000 Class A ordinary shares issued and outstanding, including 42,033,054 and 42,061,226 Class A ordinary shares subject to possible redemption, respectively.

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On May 2, 2018, 2,875,000 Class B ordinary shares were issued and outstanding. On September 7, 2018, the Company effected a share capitalization resulting in 10,937,500 Class B ordinary shares outstanding. On October 4, 2018, the Company effected a share capitalization resulting in 12,375,000 Class B ordinary shares outstanding. On October 10, 2018, the underwriters partially exercised the over-allotment option, and 500,000 Founder Shares were surrendered to the Company by the Sponsor for no consideration on October 19, 2018. As of September 30, 2019 and December 31, 2018, there were 11,875,000 Class B ordinary shares outstanding.

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

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At September 30, 2019 and December 31, 2018, there were no preferred shares issued or outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2019

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Money market funds	$449,220,389	$-	$-

December 31, 2018

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Money market funds	$442,048,296	$-	$-

None of the balance in the Trust Account was held in cash as of September 30, 2019 and December 31, 2018.

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8.	SUBSEQUENT EVENTS

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

Upon the closing of the Initial Public Offering and Private Placement, $440 million ($10.00 per unit) of the net proceeds of the Initial Public Offering and the Private Placement were placed in the Trust Account and were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of funds in the Trust Account.

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

Results of Operations

Our entire activity from April 30, 2018 (inception) through September 30, 2019, was in preparation for our Initial Public Offering, and since such offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2019, we had net income of approximately $1.8 million, which consisted of approximately $2.2 million in investment income from the Trust Account, offset by approximately $444,000 in general and administrative costs.

For the nine months ended September 30, 2019, we had net income of approximately $6.4 million, which consisted of approximately $7.2 million in investment income from the Trust Account, offset by approximately $730,000 in general and administrative costs.

For the three months ended September 30, 2018 and for the period from April 30, 2018 (inception) through September 30, 2018, we had a net loss of $10 and approximately $6,800, respectively, which consisted solely of general and administrative expenses.

Going Concern Consideration

As indicated in the accompanying financial statements, at September 30, 2019, we had approximately $672,000 in cash and a working capital of approximately $387,000.  In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. As of September 30, 2019, there were no amounts outstanding under any Working Capital Loan.

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

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate and dissolve after October 10, 2020.

Contractual Obligations

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

Administrative Service Fee

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination or our liquidation, to pay an affiliate of our sponsor a monthly fee of $10,000 for office space and secretarial and administrative services. We recorded an aggregate of $30,000 and $90,000 in general and administrative expenses in connection with this administrative services agreement in the accompanying unaudited condensed statements of operations during the three and nine months ended September 30, 2019, respectively. As of September 30, 2019 and December 31, 2018, we have accrued approximately $117,000 and $27,000, respectively, for services in connection with such agreement on the accompanying condensed balance sheets.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2019, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November, 2019.

COLLIER CREEK HOLDINGS

By:	/s/ Jason K. Giordano
Name: Jason K. Giordano
Title: Co-Executive Chairman