Form 10-K
period 2019-12-31
Collier Creek Holdings
filed 2020-03-12
CIK 1739566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-38686

COLLIER CREEK HOLDINGS

(Exact name of registrant as specified in its charter)

Cayman Islands	001-38686	98-1425274
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2019, the aggregate market value of the Class A ordinary shares held by non-affiliates of the registrant was $440,000,000 (based on the closing sales price of the ordinary shares on June 28, 2019 of $10.00).

As of March 12, 2020, 44,000,000 Class A ordinary shares, par value $0.0001 per share, and 11,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Documents Incorporated by Reference: None.

COLLIER CREEK HOLDINGS

ANNUAL REPORT ON FORM 10-K

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

•	“we,” “us,” “company” or “our company” are to Collier Creek Holdings, a Cayman Islands exempted company;

•	“amended and restated memorandum and articles of association” are to our second amended and restated memorandum and articles of association;

•	“Companies Law” refers to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“forward purchase agreements” are to agreements providing for the sale of Class A ordinary shares and warrants to our sponsor and our independent directors in a private placement to occur concurrently with the closing of our initial business combination;

•	“forward purchase securities” are to the forward purchase shares and forward purchase warrants;

•	“forward purchase shares” are to Class A ordinary shares to be issued to our sponsor and our independent directors pursuant to the forward purchase agreements;

•	“forward purchase warrants” are to warrants to purchase Class A ordinary shares to be issued to our sponsor and independent directors pursuant to the forward purchase agreements;

•	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares concurrently with or immediately following the consummation of our initial business combination as described herein (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•	“initial shareholders” are to holders of our founder shares prior to our initial public offering;

•	“management” or our “management team” are to our executive officers and directors;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•	“private placement warrants” are to the warrants that were issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and to be issued upon conversion of working capital loans that our sponsor or an affiliate of our sponsor, or certain of our officers and directors, may, but are not obligated to, make to us (“Working Capital Loans”);

•	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares; and

•	“sponsor” are to Collier Creek Partners LLC, a Delaware limited liability company, which is controlled by our founders Chinh E. Chu, Roger K. Deromedi and Jason K. Giordano, and is owned by our founders as well as certain individuals with longstanding relationships with our founders.

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

Our founder Chinh E. Chu has over 25 years of investment and acquisition experience. In 2016, Mr. Chu co-founded CF Corporation for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On November 30, 2017, CF Corporation consummated the acquisition of Fidelity & Guaranty Life, a provider of annuities and life insurance products (the “FGL business combination”). In connection with the FGL business combination, the name of the company was changed from “CF Corporation” to “FGL Holdings” (NYSE: FG). Mr. Chu serves as Co-Executive Chairman of FGL Holdings. Mr. Chu is also the Founder and the Senior Managing Partner of CC Capital, a private investment firm. As Senior Managing Director of CC Capital, Mr. Chu led the effort to take The Dun & Bradstreet Corporation private in a $7.2 billion transaction that closed in February 2019. Mr. Chu was previously a Senior Managing Director at Blackstone, where, at the time of his departure, he was the longest tenured partner other than Stephen A. Schwartzman. During the period from 1990 to 2015, Mr. Chu led numerous investments across multiple sectors, including technology, financial services, chemicals, specialty pharma and healthcare products, and packaging. Mr. Chu also served, at various points, as the Co-Chair of Blackstone’s Private Equity Executive Committee, a member of Blackstone Capital Partners’ Investment Committee and a member of Blackstone’s Executive Committee. Mr. Chu currently serves as a director of The Dun & Bradstreet Corporation, FGL Holdings, NCR Corporation (NYSE: NCR) and Stearns Mortgage and has previously served as a director of various companies including AVINTIV, Graham Packaging, Kronos Incorporated, SunGard Data Systems, Inc., the London International Financial Futures and Options Exchange, BankUnited Inc., Celanese Corporation, Nalco Company, Nycomed, Stiefel Laboratories and AlliedBarton Security Services.

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

Our sponsor and our independent directors have agreed to make an aggregate investment of $35,000,000 in us at the time of our initial business combination. We entered into forward purchase agreements with our sponsor and our independent directors which provide for the purchase of an aggregate of 3,500,000 Class A ordinary shares, plus an aggregate of 1,166,666 redeemable warrants to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $35,000,000, or $10.00 per Class A ordinary share, in a private placement to close concurrently with the closing of our initial business combination. These purchases will be made regardless of whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase securities will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of forward purchase securities may be used to fund part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

Financial Position

As of December 31, 2019, we had $451,020,841 in the trust account that we may use to complete our initial business combination (after payment of offering costs, including the $15,450,000 in deferred underwriting commissions and deferred legal fees). We offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company (other than as outlined below) for services rendered prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). However, commencing on the date that our securities are first listed on the NYSE through the earlier of consummation of our initial business combination or our liquidation, we will pay $10,000 per month to an affiliate of our sponsor for office space, secretarial and administrative services provided to members of our management team and our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Any such payments prior to our initial business combination will be made from funds held outside the trust account.

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

We are required to evaluate our internal control procedures as required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we applied for and received, a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2020 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

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

Information regarding our founders and the other members of our management team, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance of our founders and the other members of our management team and the businesses with which they have been associated, including related to acquisitions and shareholder returns, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our founders or the other members of our management team, including investments and transactions in which they have participated and businesses with which they have been associated (such as Pinnacle Foods, AVINTIV, The Dun & Bradstreet Corporation and FGL Holdings), as indicative of the future performance of an investment in us, including whether we can provide an attractive return to our shareholders, or as indicative of every prior investment by each of our founders and the other members of our management team. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

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

We entered into forward purchase agreements with our sponsor and our independent directors which provide for the purchase of an aggregate of 3,500,000 Class A ordinary shares, plus an aggregate of 1,166,666 redeemable warrants to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $35,000,000, or $10.00 per Class A ordinary share, in a private placement to close concurrently with the closing of our initial business combination. These purchases will be made regardless of whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase securities will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of forward purchase securities may be used to fund part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. However, if the sale of the forward purchase securities does not close by reason of the failure by some or all of our sponsor or independent directors to fund the purchase price for their forward purchase securities, for example, we may lack sufficient funds to consummate our initial business combination. Additionally, our sponsor’s and independent directors’ obligations to purchase the forward purchase securities are subject to termination prior to the closing of the sale of the forward purchase securities by mutual written consent of the company and each of the sponsor or independent director, or, automatically if our initial business combination is not consummated within 24 months from the closing of our initial public offering or such later date as may be approved by our shareholders. Our sponsor’s and independent directors’ obligations to purchase their forward purchase securities are subject to fulfillment of customary closing conditions, including that our initial business combination must be consummated substantially concurrently with, and immediately following, the purchase of forward purchase securities and that the company must have delivered a certificate evidencing the company’s good standing as a Cayman Islands exempted limited company, as of a date within ten business days of the closing of the sale of forward purchase securities. In the event of any such failure to fund, any obligation is so terminated or any such condition is not satisfied and not waived, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company. While our sponsor and independent directors represented to us that they have sufficient funds to satisfy their obligations under the respective forward purchase agreements, we have not obligated them to reserve funds for such obligations.

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

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until October 10, 2020, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

As of December 31, 2019, we had approximately $585,000 in cash held outside the trust account to fund our working capital requirements. We believe that, the funds available to us outside of the trust account will be sufficient to allow us to operate until October 10, 2020; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

If we are unable to consummate our initial business combination within 24 months from the closing of our initial public offering, our public shareholders may be forced to wait beyond October 10, 2020 before receiving redemption proceeds from our trust account.

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

As of December 31, 2019, our sponsor owned an aggregate of 11,680,000 Class B ordinary shares and our independent directors owned an aggregate of 195,000 Class B ordinary shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor owns an aggregate of 7,200,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share. If we do not complete our initial business combination within 24 months from the closing of our initial public offering, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our completion of an initial business combination.

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

As of December 31, 2019, we had $451,020,841 in the trust account, as well as $35 million from the future sale of the forward purchase securities that we may use to complete our initial business combination and fund transaction-related expenses (including the $15,450,000 in deferred underwriting commissions and deferred legal fees).

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

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority economic or voting interest in the post business combination company, depending on the terms of the business combination and valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2019, we had approximately $585,000 in cash and working capital of approximately $119,000. Further, we have incurred and expect to continue to incur significant costs in our operations and pursuit of a business combination. Management’s plans to address this need for capital are discussed in the section of this Annual Report titled “Management's Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. We also cannot assure you that our financing needs will be satisfied by Working Capital Loans from our sponsor or an affiliate of our sponsor, or certain of our officers and directors. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

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

We issued warrants to purchase 14,666,666 of our Class A ordinary shares as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 7,200,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share. We will also issue 1,166,666 forward purchase warrants pursuant to the forward purchase agreements. In addition, any Working Capital Loans made to us by our sponsor or an affiliate of our sponsor, or certain of our officers and directors may be converted into up to an additional 1,000,000 private placement warrants, at the price of  $1.50 per warrant. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We are a “smaller reporting company” and we cannot be certain whether the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a “smaller reporting company” and, as such, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may suffer or be more volatile.

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

On December 31, 2019, there was one holder of record of our units, one holder of record of our Class A ordinary shares, 5 holders of our Class B ordinary shares and two holders of record of our warrants.

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

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On May 2, 2018, we issued 2,875,000 Class B ordinary shares to our sponsor in exchange for a capital contribution of $25,000. On September 7, 2018, we effected a share capitalization resulting in the sponsor holding an aggregate of 10,937,500 founder shares. On September 10, 2018, the sponsor transferred 45,000, 45,000, 52,500 and 52,500 founder shares to each of Antonio F. Fernandez, Matthew M. Mannelly, William D. Toler and Craig D. Steeneck, respectively. On October 4, 2018, we effected a share capitalization resulting in an aggregate of 12,375,000 founder shares. On October 10, 2018, the underwriters partially exercised the over-allotment option, and an aggregate of 500,000 founder shares were subsequently surrendered to us by our sponsor for no consideration on October 19, 2018. Of the 11,875,000 shares outstanding as of December 31, 2019, our sponsor owned an aggregate of 11,680,000 Class B ordinary shares and our independent directors owned an aggregate of 195,000 Class B ordinary shares.

The founder shares will automatically convert into Class A ordinary shares upon the consummation of a business combination, or earlier at the option of the holder, on a one-for-one basis. However, if additional Class A ordinary shares or any other equity-linked securities are issued or deemed issued in connection with the initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued or deemed issued, or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by us in connection with or in relation to the consummation of the initial business combination (including the forward purchase shares, but not the forward purchase warrants (both as defined below)), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants upon conversion of Working Capital Loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Annual Report, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, those detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations

Our entire activity from April 30, 2018 (inception) through December 31, 2019, was in preparation for our initial public offering, and since such offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination.

For the year ended December 31, 2019, we had net income of approximately $8.0 million, which consisted of approximately $9.0 million in investment income from the trust account, offset by approximately $998,000 in general and administrative expenses.

For the period from April 30, 2018 (inception) through December 31, 2018, we had a net income of approximately $1.9 million, which consisted of approximately $2.0 million in investment income, offset by approximately $137,000 in general and administrative expenses.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2019, we had approximately $585,000 in cash and working capital of approximately $119,000.  In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, make Working Capital Loans to us. As of December 31, 2019, there were no amounts outstanding under any Working Capital Loan.

Our liquidity needs prior to the initial public offering were satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the Founder Shares and $155,000 in loans available from our sponsor under a promissory note (the “Note”). We fully repaid the Note on October 17, 2018, after the closing of the initial public offering. Our liquidity needs for and following the initial public offering have been satisfied by the portion of the net proceeds from the private placement held outside the trust account.

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that our liquidity position, the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate and dissolve after October 10, 2020.

Related Party Transactions

Related Party Loans

In order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, make Working Capital Loans to us. If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Service Fee

We agreed, commencing on the effective date of the initial public offering through the earlier of our consummation of a business combination or our liquidation, to pay an affiliate of our sponsor a monthly fee of $10,000 for office space and secretarial and administrative services. We recorded an aggregate of $120,000 and $27,000 in general and administrative expenses in connection with this administrative services agreement in the accompanying statements of operations during the year ended December 31, 2019 and for the period from April 30, 2018 (inception) through December 31, 2018, respectively. As of December 31, 2019 and 2018, we have accrued approximately $147,000 and $27,000, respectively, for services in connection with such agreement on the accompanying balance sheets.

Forward Purchase Agreements

On September 7, 2018, we entered into forward purchase agreements with the sponsor and our independent directors which provide for the purchase of an aggregate of 3,500,000 forward purchase shares, plus an aggregate of 1,166,666 redeemable forward purchase warrants to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of  $35,000,000, or $10.00 per Class A ordinary share, in a private placement to close concurrently with the closing of the initial business combination. The forward purchase warrants will have the same terms as the public warrants. These purchases will be made regardless of whether any Class A ordinary shares are redeemed by public shareholders. The forward purchase shares and forward purchase warrants will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of forward purchase securities may be used to fund part of the consideration to the sellers in the initial business combination, expenses in connection with the initial business combination or for working capital in the post-transaction company.

Other Contractual Obligations

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

Deferred Underwriting Fees

Pursuant to our initial public offering, the underwriters were entitled to underwriting discounts of $0.20 per unit, or $8.8 million in the aggregate, paid upon the closing of the initial public offering. In addition, the underwriters were entitled to a deferred underwriting commission of $0.35 per unit, or $15.4 million in the aggregate. The deferred underwriting fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

All activity as of December 31, 2019, related to our formation and the initial public offering and identifying and evaluating prospective acquisition targets for an initial business combination.

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

At December 31, 2019, $451,020,841 was held in the trust account for the purposes of consummating an initial business combination. If we complete an initial business combination within 24 months after the consummation of our initial public offering, funds in the trust account will be used to pay for the business combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation and deferred legal costs of $15,450,000, and expenses related to the business combination. Any funds remaining will be made available to us to provide working capital to finance our operation.

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

As of December 31, 2019, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and our principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2019.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of internal controls from our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Roger K. Deromedi	66	Co-Executive Chairman
Jason K. Giordano	41	Co-Executive Chairman
Chinh E. Chu	53	Vice Chairman
Antonio F. Fernandez	60	Director
Matthew M. Mannelly	62	Director
Craig D. Steeneck	62	Director
William D. Toler	60	Director

Roger K. Deromedi, 66, has been our Co-Executive Chairman since June 1, 2018. Mr. Deromedi has over 40 years of operational experience in the consumer goods sector, overseeing multiple businesses and iconic consumer brands. Mr. Deromedi was Independent Chairman and Lead Director of Pinnacle Foods from April 2016 to October 2018 and was Non-Executive Chairman from July 2009 to April 2016 and Executive Chairman from April 2007 to July 2009. Mr. Deromedi also was an advisor to Blackstone in relation to their acquisition of the company in April 2007. Pinnacle Foods is a manufacturer and marketer of consumer branded food products, whose key brands include Birds Eye (frozen vegetables, meals, and sides), Duncan Hines (desserts), Vlasic (pickles), Wishbone (salad dressings), Aunt Jemima (breakfast products), Mrs. Butterworth and Log Cabin (syrups), Udi’s and Glutino (gluten-free products), and Gardein (plant-based entrees and meat substitutes), among others. During Mr. Deromedi’s tenure, the company acquired and successfully integrated multiple businesses including Birds Eye Foods, Wishbone, Gardein, and Boulder Brands, consistently meeting or exceeding synergy targets. From July 2013 to June 2015, Mr. Deromedi was an Executive Advisor for Blackstone in the consumer goods sector, and was an independent advisor to Blackstone from 2007 to 2013. From 2003 to 2006, Mr. Deromedi was Chief Executive Officer of Kraft, at the time one of the world’s largest food companies, with iconic brands such as Kraft, Maxwell House, Nabisco, Oscar Mayer and Philadelphia. During this time, he integrated Kraft’s separate North American and International businesses. Prior to this, he was Co-CEO of Kraft from 2001 to 2003 during which time there was an initial public offering of the company, raising approximately $8.7 billion in gross proceeds. Mr. Deromedi was previously President of Kraft Foods International, President of the company’s Asia Pacific business, and President of Kraft’s Western European business, based in Zurich. He also served as Area Director of the company’s business in France, Iberia and Benelux, based in Paris, and was General Manager of Kraft’s cheese and specialty products businesses in the United States. He began his career with General Foods, Kraft’s predecessor company, in 1977 where he held various marketing positions. Mr. Deromedi previously served on the board of directors of Pinnacle Foods from 2007 to 2018, Kraft from 2001 to 2006 and The Gillette Company, Inc. from 2003 to 2005 (when the company was merged with The Procter & Gamble Company). Mr. Deromedi earned an M.B.A. from the Stanford Graduate School of Business and a B.A. in economics and mathematics from Vanderbilt University.

Mr. Deromedi’s qualifications to serve on our board of directors include: his experience as a senior executive officer and/or director of multiple businesses in the consumer sector, his track record of building significant shareholder value, his experience in evaluating, executing, and integrating acquisitions, and his history of serving as a director for several public and private companies.

Jason K. Giordano, 41, has been our Co-Executive Chairman since June 1, 2018. Mr. Giordano has over 15 years of investment and acquisition experience, with a focus in the consumer goods and related sectors. Mr. Giordano has been a Senior Managing Director at CC Capital since November 2018. Previously, Mr. Giordano was a Managing Director in the private equity group at Blackstone where he oversaw investments in the consumer, education, packaging and chemicals sectors. During his over 11 year tenure at Blackstone from August 2006 to October 2017, Mr. Giordano was involved in 12 initial and follow-on acquisitions representing over $10 billion of transaction value, including several investments in consumer, retail and related businesses. Prior to Blackstone, Mr. Giordano was a private equity investment professional at Bain Capital, LP and an investment banker with Goldman, Sachs, & Co. Mr. Giordano previously served on the board of directors of Pinnacle Foods, Inc., a U.S.-based manufacturer and marketer of branded food products, from 2007 to September 2015, Crocs, Inc. (Nasdaq: CROX), a global supplier of branded footwear, from January 2015 to October 2017, AVINTIV, a global supplier of specialty materials primarily sold to consumer goods manufacturers, from January 2011 to October 2015, Outerstuff LLC, a leading U.S. supplier of licensed children’s sports apparel, from May 2014 to October 2017, Ascend Learning, LLC, a provider of online professional training tools and educational software, from July 2017 to October 2017 and HealthMarkets, Inc., a direct-to-consumer provider of health, life, supplemental, and other insurance and related products, from February 2009 to October 2017. He also served as a board observer and advisor to Trilliant Food & Nutrition LLC, a manufacturer of private label food and beverage products, from September 2017 to July 2018. In April 2015, Mr. Giordano was named to the National Association of Corporate Directors’ “NextGen” list of prominent public company directors under 40 years of age. Mr. Giordano earned an M.B.A. with high distinction from Harvard Business School, where he was a Baker Scholar, and an A.B. with high honors in economics from Dartmouth College.

Mr. Giordano’s qualifications to serve on our board of directors include: his substantial investment and acquisition experience at blue chip financial institutions; his in-depth knowledge and strong network of relationships in consumer and related sectors; and his experience serving as a director for various public and private companies.

Chinh E. Chu, 53, has been our Vice Chairman since June 1, 2018. Mr. Chu has over 25 years of investment and acquisition experience. In 2016, Mr. Chu co-founded CF Corporation for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. CF Corporation sold 69,000,000 units in its initial public offering, generating gross proceeds of  $690,000,000. On November 30, 2017, CF Corporation consummated the acquisition of Fidelity & Guaranty Life, a provider of annuities and life insurance products, for approximately $1,835,000,000 plus the assumption of  $405,000,000 of existing debt, and related transactions. In connection with the FGL business combination, the name of the company was changed from “CF Corporation” to “FGL Holdings” (NYSE: FG). Mr. Chu serves as Co-Executive Chairman of FGL Holdings. Mr. Chu is also the Founder and the Senior Managing Partner of CC Capital, a private investment firm which he founded in November 2015. As Senior Managing Director of CC Capital, Mr. Chu led the effort to take The Dun & Bradstreet Corporation private in a $7.2 billion transaction that closed in February 2019. Before founding CC Capital, Mr. Chu worked at Blackstone from 1990 to December 2015, where he led numerous investments across multiple sectors, including technology, financial services, chemicals, specialty pharma and healthcare products, and packaging. Mr. Chu was a Senior Managing Director at Blackstone from 2000 until his departure in December 2015, where he served, at various points, as a member of Blackstone’s Executive Committee, the Co-Chair of Blackstone’s Private Equity Executive Committee and as a member of Blackstone Capital Partners’ Investment Committee. Before joining Blackstone in 1990, Mr. Chu worked at Salomon Brothers in the Mergers & Acquisitions Department. In addition to his role as Co-Executive Chairman of FGL Holdings, Mr. Chu has served on the boards of directors of The Dun & Bradstreet Corporation since February 2019 and NCR Corporation (NYSE: NCR) and Stearns Mortgage since 2015. Mr. Chu previously served on the board of directors of AVINTIV from 2011 to 2012, BankUnited Inc. from 2009 to 2014, Kronos Incorporated from 2014 to 2015, Biomet, Inc. from July 2007 to September 2007 and from 2013 to 2015, Freescale Semiconductor, Ltd. from 2011 to 2015 and HealthMarkets, Inc. from 2006 to 2016. He also previously served on the board of directors of Alliant Insurance Services, Inc., AlliedBarton Security Services, Celanese Corporation, DJO Global, Inc., Graham Packaging, the London International Financial Futures and Options Exchange, Nalco Company, Nycomed, Stiefel Laboratories and SunGard Data Systems, Inc. Mr. Chu received a B.S. in Finance from the University of Buffalo.

Mr. Chu’s qualifications to serve on our board of directors include: his substantial experience in mergers and acquisitions, corporate finance and strategic business planning; his track record at Blackstone and in advising and managing multi-national companies; and his experience serving as a director for various public and private companies.

Antonio F. Fernandez, 60, served as Executive Vice President and Chief Supply Chain Officer of Pinnacle Foods from February 2011 to June 2016, where he was responsible for managing all aspects of the supply chain including procurement, manufacturing, distribution, product quality, innovation and sustainability. Mr. Fernandez also led Pinnacle Foods’s “maximizing value through productivity” continuous improvement initiatives, realizing gross savings of approximately 4% of cost of products sold annually. He was a key leader and closely involved in Pinnacle Foods’s acquisition, integration and synergy realization efforts. Prior to Pinnacle Foods, Mr. Fernandez was Senior Vice President, Operations Excellence at Kraft from 2010 to 2011. Prior to Kraft, Mr. Fernandez was Chief Supply Chain Officer at Cadbury plc, or Cadbury, from 2008 to 2010, where he managed a supply chain with total costs of approximately $7 billion, 67 manufacturing facilities and over 20,000 employees. From 2000 to 2010, Mr. Fernandez held several senior supply chain roles within Cadbury. Prior to Cadbury, Mr. Fernandez held various supply chain and related roles at Dr. Pepper, PepsiCo, Inc., and Procter & Gamble Co. Mr. Fernandez is President of AFF Advisors, LLC, an independent consulting firm focused on improving supply chain performance, supporting acquisition due diligence and merger integrations. He was also a Senior Advisor with McKinsey & Company from July 2017 to August 2019. Mr. Fernandez received a B.S. in Chemical Engineering from Lafayette college. He served on the board of directors of Liberty Property Trust (NYSE: LPT) from November 2014 until its recent merger with Prologis, Inc (NYSE: PLD). He has served on the Board of Directors with Americold Realty Trust (NYSE: COLD) since May 2019 and as a Trustee of Lafayette College since May 2017.

Mr. Fernandez’s qualifications to serve on our board of directors include: his substantial supply chain and operations experience at several publicly-traded consumer companies; his record of realizing cost efficiencies and integrating acquisitions; and his experience serving as a director of a public company.

Matthew M. Mannelly, 62, served from September 2009 to May 2015 as Chief Executive Officer of Prestige Brands Holdings, or Prestige (NYSE: PBH), a leading supplier of branded over-the-counter medications and consumer healthcare products. During his tenure, Mr. Mannelly implemented several organizational changes, refined supply chain strategy, modified new product development, and increased investments in marketing and brand building activities. During Mr. Mannelly’s tenure, Prestige also successfully completed and integrated six strategic acquisitions, which further enhanced performance. Prestige reported that from 2010 to 2015, its Adjusted EBITDA nearly tripled, as net income grew from $32.2 million to $78.3 million, while Adjusted EBITDA as a percentage of net sales expanded by over 500 basis points over the same period. Prestige’s stock price increased from approximately $7 per share (as of September 2009) to approximately $44 per share (as of May 2015), a cumulative increase of approximately 506% or approximately a 37% annualized return. Prior to Prestige, Mr. Mannelly was Chief Executive Officer of Cannondale Bicycle Corporation from 2003 to 2008, where he led the restructuring and growth of the company leading up to its sale to a strategic buyer in 2008. Previously, Mr. Mannelly was President, Americas for Paxar Corporation from 2002 to 2003 and Chief Marketing Officer for the United States Olympic Committee from 2000 to 2002. He held various management roles at Nike, Inc. from 1993 to 2000, Sara Lee Corporation from 1992 to 1993, and Quaker Oats Company from 1983 to 1992. Mr. Mannelly has an M.B.A. from the University of North Carolina and a B.S. from Boston College. Mr. Mannelly has served on the board of directors of Spartan Nash (NYSE: SPTN), a grocery retailer and wholesale distributor, since February 2018. He previously served on the board of directors for Bauer Performance Sports from 2013 to 2017 and Prestige Brands from September 2009 to May 2015.

Mr. Mannelly’s qualifications to serve on our board of directors include: his managerial experience at several publicly-traded and private consumer businesses; his track record of shareholder value creation; his experience across several consumer sub-sectors; and his experience serving as a public company director.

Craig D. Steeneck, 62, served as the Executive Vice President and Chief Financial Officer of Pinnacle Foods from July 2007 to January 2019, where he oversaw the company’s financial operations, treasury, tax, investor relations, corporate development and information technology functions and was an integral part of Pinnacle Foods’s integration team for several of its acquisitions. From 2005 to 2007, Mr. Steeneck served as Executive Vice President, Supply Chain Finance and IT of Pinnacle Foods, helping to redesign the supply chain to generate savings and improve financial performance. From 2003 to 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Resort Group (now Wyndham Destinations, Inc.), playing key roles in wide-scale organization of internal processes and staff management. From 2001 to 2003, he served as Chief Financial Officer of Resorts Condominiums International (now Wyndham Worldwide Corp.). From 1999 to 2001, he was the Chief Financial Officer of International Home Foods, Inc., a manufacturer of packaged food products acquired by ConAgra Foods in 2000. Mr. Steeneck has served on the board of directors and as chairman of the audit committee of Freshpet, Inc. (Nasdaq: FRPT) since November 2014, a director and chairman of the audit committee of Hostess Brands, Inc. (Nasdaq: TWNK) since November 2016, and as a director of KIND Inc. since May 2019. He was the lead independent director of Hostess Brands, Inc. from January 2019 to December 2019.

Mr. Steeneck’s qualifications to serve on our board of directors include: his substantial financial operations, investment and acquisition experience; and his experience serving as a director for public companies.

William D. Toler, 60, is currently Chairman and Chief Executive Officer of Hydrofarm and has been since January 2019. Previously, Mr. Toler served from April 2014 to April 2018 as Chief Executive Officer and President of Hostess Brands (Nasdaq: TWNK), a leading manufacturer of branded snacks and baked goods. During this time, Mr. Toler led the rebuilding of the iconic Hostess brand following the company’s 2013 acquisition out of bankruptcy by financial sponsors. During his tenure, the company increased its revenues, increased its market share, and completed several accretive add-on acquisitions. Mr. Toler also served as Chief Executive Officer through the company’s merger with a special purpose acquisition company in July 2016 and its initial listing as a publicly-traded company in November 2016. From 2008 to 2013, Mr. Toler served as the Chief Executive Officer of AdvancePierre Foods (which period includes his time as Chief Executive Officer of its predecessor Pierre Foods from 2008 to 2010), a leading supplier of value-added protein and hand-held convenience products to the food service, school, retail, club, vending and convenience store markets. During Mr. Toler’s tenure, the company completed several strategic acquisitions, including Pierre Foods’ strategic acquisitions in 2010 of Advance Food Company, Inc., Advance Brands LLC, and Barber Foods LLC to form AdvancePierre Foods. From 2003 to 2008, Mr. Toler held key leadership roles at Pinnacle Foods, including President from 2005 to 2008 and EVP of Sales from 2003 to 2005, leading numerous customer-facing and other strategic initiatives. From 1981 to 2003, Mr. Toler held various leadership and sales positions at ICG Commerce, Campbell Soup Company, Nabisco, Reckitt & Colman and Procter & Gamble. Mr. Toler served on the board of directors of Hostess Brands from April 2014 to April 2018, AdvancePierre Foods from 2008 to 2013, and Pinnacle Foods from 2007 to 2008.

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

Compensation Committee

Our board of directors has established a compensation committee. The members of our compensation committee are Messrs. Toler, Steeneck, and Fernandez, with Mr. Toler serving as chairman of the compensation committee.

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

Nominating and Corporate Governance Committee

Our board of directors has established a nominating and corporate governance committee. The members of our nominating and corporate governance are Messrs. Mannelly, Toler and Fernandez, with Mr. Mannelly serving as chairman of the nominating and corporate governance committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2019, there were no delinquent filers.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Chinh E. Chu	CC Capital	Private Investments	Founder and Managing Partner
	FGL Holdings	Insurance	Co-Executive Chairman
	NCR Corporation	Software, Computer Hardware and Electronics	Director
	Stearns Mortgage	Mortgage Services	Director
	The Dun & Bradstreet Corporation	Business Services	Director

Antonio F. Fernandez	AFF Advisors Americold Realty Trust Liberty Property Trust	Consulting Firm Distribution Real Estate Investment Trust	President Director Director

Jason K. Giordano	CC Capital	Private Investments	Senior Managing Director

Matthew M. Mannelly	Spartan Nash	Grocery Retailer and Wholesale Distributor	Director

Craig D. Steeneck	KIND Inc. Freshpet Hostess Brands	Consumer Food Products Consumer Products Consumer Food Products	Director Director Director

William D. Toler	Hydrofarm	Hydroponic Garden Supplies	Chairman and Chief Executive Officer

Potential investors should also be aware of the following other potential conflicts of interest:

•	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•	Our initial shareholders entered into agreements with us, pursuant to which they agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. The other members of our management team entered into agreements similar to the one entered into by our sponsor with respect to any public shares acquired by them in or after our initial public offering. Additionally, our initial shareholders agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Our initial shareholders agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. The private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•	We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or an independent accounting firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

•	In no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation for services rendered prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Commencing on the date that our securities are first listed on the NYSE through the earlier of consummation of our initial business combination or our liquidation, we will pay $10,000 per month to an affiliate of our sponsor for office space, secretarial and administrative services provided to us. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information available to us at March 12, 2020 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers, and director that beneficially owns ordinary shares; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 12, 2020. The table also excludes Class A ordinary shares issuable pursuant to the forward purchase agreements, as such shares will only be issued concurrently with the closing of our initial business combination.

	Class B ordinary shares(2)		Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
T. Rowe Price Associates, Inc.(3)	—	—	5,185,983	11.79%	9.28%
Manulife Investment Management Limited(4)	—	—	3,181,677	7.23%	5.69%
HGC Investment Management Inc. (5)	—	—	3,480,035	7.91%	6.23%
Collier Creek Partners LLC (our sponsor)(6)	11,680,000	98.36%	—	—	20.90%
Chinh E. Chu(6)	11,680,000	98.36%	—	—	20.90%
Roger K. Deromedi(6)	11,680,000	98.36%	—	—	20.90%
Jason K. Giordano(6)	11,680,000	98.36%	—	—	20.90%
Antonio F. Fernandez	45,000	*	—	—	*
Matthew M. Mannelly	45,000	*	—	—	*
William D. Toler	52,500	*	—	—	*
Craig D. Steeneck	52,500	*	—	—	*
1 officer and the directors as a group (seven individuals)	11,875,000	100%	—	—	21.25%

*	Less than one percent.

(1) Unless otherwise noted, the business address of each of our shareholders is 200 Park Avenue, 58th Floor, New York, New York 10166

(2) Interests shown consist of Class B ordinary shares, which will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder thereof.

(3) Incudes Class A ordinary shares beneficially held by T. Rowe Price Associates, Inc. (“Price Associates”), based solely on the Schedule 13G filed by Price Associates with the SEC on February 14, 2020. The business address of Price Associates is 100 E. Pratt Street, Baltimore, MD 21202.

(4) Incudes Class A ordinary shares beneficially held by Manulife Financial Corporation (“MFC”) and MFC’s indirect, wholly-owned subsidiaries, Manulife Investment Management Limited (“MIML”), based solely on the Schedule 13G filed jointly by MFC and MIML with the SEC on February 12, 2020. The business address of MFC and MIML is 200 Bloor Street East, Toronto, Ontario, Canada, M4W 1E5.

(5) Includes Class A ordinary shares beneficially held by HGC Investment Management Inc. (“HIM”) and HGC Arbitrage Fund LP (“HAF”), based solely on the Schedule 13G filed by HIM with the SEC on February 14, 2020. The business address of HAF is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada.

(6) Collier Creek Partners LLC is the record holder of such ordinary shares. Chinh E. Chu, Roger K. Deromedi and Jason K. Giordano are the managers of Collier Creek Partners LLC and share voting and investment discretion with respect to the ordinary shares held of record by Collier Creek Partners LLC. Each of Messrs. Chu, Deromedi and Giordano disclaims beneficial ownership over any securities owned by Collier Creek Partners LLC other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

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

Our sponsor and our independent directors have agreed to make an aggregate investment of $35,000,000 in us at the time of our initial business combination. We entered into forward purchase agreements with our sponsor and our independent directors which provide for the purchase of an aggregate of 3,500,000 Class A ordinary shares, plus an aggregate of 1,166,666 redeemable warrants to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $35,000,000, or $10.00 per Class A ordinary share, in a private placement that will close concurrently with the closing of our initial business combination. The forward purchase warrants have the same terms as our public warrants. These purchases will be made regardless of whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase securities will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of forward purchase securities may be used to fund part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company.

Collier Creek Partners LLC, our sponsor, and Messrs. Chu, Deromedi and Giordano are deemed to be our “promoters” as such term is defined under the federal securities laws.

Transfers of Founder Shares and Private Placement Warrants

The founder shares, private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreements entered into by our initial shareholders and management team. Our initial shareholders agreed to not transfer, assign or sell any of their founder shares until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. The private placement warrants and the respective Class A ordinary shares underlying such warrants are not transferable or salable until 30 days after the completion of our initial business combination. The foregoing restrictions shall not apply to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased; (f) by virtue of the laws of the State of Delaware or the limited liability company agreement of our sponsor upon dissolution of the sponsor in the event of our liquidation prior to our completion of our initial business combination; (g) in the event of the company’s liquidation prior to the completion of a business combination; or (h) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

Registration Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement entered into on the effective date of our initial public offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us.

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

Equity Compensation Plans

As of December 31, 2019, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On May 2, 2018, we issued 2,875,000 Class B ordinary shares to our sponsor in exchange for a capital contribution of $25,000. On September 7, 2018, we effected a share capitalization resulting in the sponsor holding an aggregate of 10,937,500 founder shares. On September 10, 2018, the sponsor transferred 45,000, 45,000, 52,500 and 52,500 founder shares to each of Antonio F. Fernandez, Matthew M. Mannelly, William D. Toler and Craig D. Steeneck, respectively. On October 4, 2018, we effected a share capitalization resulting in an aggregate of 12,375,000 founder shares. On October 10, 2018, the underwriters partially exercised the over-allotment option, and an aggregate of 500,000 founder shares were subsequently surrendered to us by our sponsor for no consideration on October 19, 2018. Of the 11,875,000 shares outstanding as of December 31, 2019, our sponsor owned an aggregate of 11,680,000 Class B ordinary shares and our independent directors owned an aggregate of 195,000 Class B ordinary shares. The total number of Class B ordinary shares outstanding equals 20% of the sum of the total number of Class A ordinary shares and Class B ordinary shares outstanding plus the number of Class A ordinary shares to be sold pursuant to the forward purchase agreements. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder thereof, on a one-for-one basis, subject to adjustment.

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

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings.  The aggregate fees of Withum related to audit and review totaled approximately $62,000 and $80,000 for the year ended December 31, 2019 and for the period from April 30, 2018 (inception) through December 31, 2018, respectively. The aggregate fees in 2019 include services in connection with the audit of our annual financial statement included in our Form 10-K for the period ended December 31, 2018, review of the quarterly financial information included in our subsequent Exchange Act filings in 2019, as well as attendance at audit committee meetings. The aggregate fees in 2018 were for services in connection with interim review procedures and audit services in connection with our initial public offering, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the year ended December 31, 2019 and for the period from April 30, 2018 (inception) through December 31, 2018, we did not pay Withum any audit-related fees.

Tax Fees

During the year ended December 31, 2019 and for the period from April 30, 2018 (inception) through December 31, 2018, we had no fees for tax services.

All Other Fees

During the year ended December 31, 2019 and for the period from April 30, 2018 (inception) through December 31, 2018, we had no fees for other services.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our independent registered public accounting firm, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
3.1	Second Amended and Restated Memorandum and Articles of Association. (1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)

4.2	Description of Registrant’s Securities

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)

10.2	Registration Rights Agreement among the Registrant, the Sponsor and the Registrant’s independent directors.(1)

10.3	Private Placement Warrants Purchase Agreement between the Registrant and the Sponsor.(1)

10.4	Administrative Services Agreement between the Registrant, the Sponsor and CC Capital Partners, LLC.(1)

10.5	Letter Agreement between the Registrant, the Sponsor, its executive officers, its directors and the Sponsor. (1)

14	Code of Ethics

31.1	Certification of Co-Executive Chairman (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Executive Chairman (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 10, 2018.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2020

COLLIER CREEK HOLDINGS

By:	/s/ Jason K. Giordano
	Name:	Jason K. Giordano
	Title:	Co-Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Roger K. Deromedi
Roger K. Deromedi	Co-Executive Chairman	March 12, 2020

/s/ Jason K. Giordano	Co-Executive Chairman
Jason K. Giordano	(principal executive officer and principal financial and accounting officer)	March 12, 2020

/s/ Chinh E. Chu
Chinh E. Chu	Vice Chairman	March 12, 2020

/s/ Antonio F. Fernandez
Antonio F. Fernandez	Director	March 12, 2020

/s/ Matthew M. Mannelly
Matthew M. Mannelly	Director	March 12, 2020

/s/ Craig D. Steeneck
Craig D. Steeneck	Director	March 12, 2020

/s/ William D. Toler
William D. Toler	Director	March 12, 2020

COLLIER CREEK HOLDINGS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Collier Creek Holdings

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Collier Creek Holdings (the "Company") as of December 31, 2019 and 2018, and the related statements of operations, changes in shareholders’ equity and cash flows, for the year ended December 31, 2019 and for the period from April 30, 2018 (inception) through December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and for the period from April 30, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on October 10, 2020, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2018.

New York, New York

March 12, 2020

COLLIER CREEK HOLDINGS

BALANCE SHEETS

	December 31,
	2019	2018
Assets:
Current assets:
Cash	$585,253	$944,890
Prepaid expenses	136,313	321,529
Total current assets	721,566	1,266,419
Cash and marketable securities held in Trust Account	451,020,841	442,048,296
Total Assets	$451,742,407	$443,314,715

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$11,654	$115,112
Accrued expenses	444,337	7,500
Accrued expenses - related parties	146,774	26,774
Total current liabilities	602,765	149,386
Deferred underwriting commissions and legal fees	15,450,000	15,450,000
Total Liabilities	16,052,765	15,599,386

Commitments
Class A ordinary shares, $0.0001 par value; 42,018,501 and 42,061,226 shares subject to possible redemption at $10.25 and $10.05 per share at December 31, 2019 and 2018, respectively	430,689,635	422,715,321

Shareholders' Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 1,981,499 and 1,938,774 shares issued and outstanding (excluding 42,018,501 and 42,061,226 shares subject to possible redemption) at December 31, 2019 and 2018, respectively	198	194
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,875,000 shares issued and outstanding as of December 31, 2019 and 2018	1,188	1,188
Additional paid-in capital	-	3,087,484
Retained earnings	4,998,621	1,911,142
Total Shareholders' Equity	5,000,007	5,000,008
Total Liabilities and Shareholders' Equity	$451,742,407	$443,314,715

The accompanying notes are an integral part of these financial statements.

COLLIER CREEK HOLDINGS

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2019	For the period from April 30, 2018 (inception) through December 31, 2018
General and administrative expenses	$998,232	$137,154
Loss from operations	(998,232)	(137,154)
Investment income on Trust Account	8,972,545	2,048,296
Net income	$7,974,313	$1,911,142

Weighted average shares outstanding of Class A ordinary shares	44,000,000	44,000,000
Basic and diluted net income per share, Class A	$0.20	$0.05
Weighted average shares outstanding of Class B ordinary shares	11,875,000	11,875,000
Basic and diluted net loss per share, Class B	$(0.08)	$(0.01)

The accompanying notes are an integral part of these financial statements.

COLLIER CREEK HOLDINGS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - April 30, 2018 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	12,375,000	1,238	23,762	-	25,000
Sale of units in initial public offering	44,000,000	4,400	-	-	439,995,600	-	440,000,000
Offering costs	-	-	-	-	(25,020,813)	-	(25,020,813)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	10,800,000	-	10,800,000
Forfeiture of Class B ordinary shares	-	-	(500,000)	(50)	50	-	-
Class A ordinary shares subject to possible redemption	(42,061,226)	(4,206)	-	-	(422,711,115)	-	(422,715,321)
Net income	-	-	-	-	-	1,911,142	1,911,142
Balance - December 31, 2018	1,938,774	$194	11,875,000	$1,188	$3,087,484	$1,911,142	$5,000,008
Class A ordinary shares subject to possible redemption	42,725	4	-	-	(3,087,484)	(4,886,834)	(7,974,314)
Net income	-	-	-	-	-	7,974,313	7,974,313
Balance - December 31, 2019	1,981,499	$198	11,875,000	$1,188	$-	$4,998,621	$5,000,007

The accompanying notes are an integral part of these financial statements

COLLIER CREEK HOLDINGS

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2019	For the period from April 30, 2018 (inception) through December 31, 2018
Cash Flows from Operating Activities:
Net income	$7,974,313	$1,911,142
Adjustments to reconcile net income to net cash used in operating activities:
Investment income on Trust Account	(8,972,545)	(2,048,296)
General and administrative expenses paid by related parties	-	5,000
Changes in operating assets and liabilities:
Prepaid expenses	185,216	(321,529)
Accounts payable	(103,458)	30,112
Accrued expenses	436,837	7,500
Accrued expenses - related parties	120,000	26,774
Net cash used in operating activities	(359,637)	(389,297)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(440,000,000)
Net cash used in investing activities	-	(440,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	-	25,000
Proceeds received from note payable to related parties	-	150,000
Repayment of note payable and general and administrative expenses paid by related parties	-	(155,000)
Proceeds received from initial public offering	-	440,000,000
Proceeds received from private placement	-	10,800,000
Payment of offering costs	-	(9,485,813)
Net cash provided by financing activities	-	441,334,187

Net (decrease) increase in cash	(359,637)	944,890

Cash - beginning of the year	944,890	-
Cash - end of the year	$585,253	$944,890

Supplemental disclosure of noncash financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$7,974,314	$422,715,321
Deferred legal fees and underwriting commissions in connection with the initial public offering	$-	$15,450,000
Offering costs included in accounts payable	$-	$85,000

The accompanying notes are an integral part of these financial statements.

COLLIER CREEK HOLDINGS

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

All activity for the period from April 30, 2018 (inception) through December 31, 2019 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and its search for a Business Combination target. The Company has selected December 31 as its fiscal year end.

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

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2019, the Company had approximately $585,000 in cash and working capital of approximately $119,000.  In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (as defined in Note 4) as may be required. As of December 31, 2019, there were no amounts outstanding under any Working Capital Loan.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s ‘(“FASB”) Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity position, mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate and dissolve after October 10, 2020.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2019 and 2018, 42,018,501 and 42,061,226 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, respectively.

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

The Company’s statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account of $8,972,545 and 2,048,296 for the year ended December 31, 2019 and for the period from April 30, 2018 (inception) through December 31, 2018, respectively, by the weighted average number of Class A ordinary shares outstanding for such periods. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for such periods.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2019 and 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2019 and 2018, the recorded values of cash, cash and marketable securities held in the Trust Account, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

COLLIER CREEK HOLDINGS

NOTES TO FINANCIAL STATEMENTS

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

Founder Shares

On May 2, 2018, the Company issued 2,875,000 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for a capital contribution of $25,000. On September 7, 2018, the Company effected a share capitalization resulting in the Sponsor holding 10,937,500 Founder Shares. On September 10, 2018, the Sponsor transferred 45,000, 45,000, 52,500 and 52,500 Founder Shares to each of Antonio F. Fernandez, Matthew M. Mannelly, William D. Toler and Craig D. Steeneck, respectively. On October 4, 2018, the Company effected a share capitalization resulting in an aggregate of 12,375,000 Founder Shares. On October 10, 2018, the underwriters partially exercised the over-allotment option, and 500,000 Founder Shares were subsequently surrendered to the Company by the Sponsor for no consideration on October 19, 2018. Of the 11,875,000 shares outstanding as of December 31, 2019, and December 31, 2018, the Sponsor owned 11,680,000 Class B ordinary shares and the independent directors owned an aggregate of 195,000 Class B ordinary shares.

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

NOTES TO FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, it would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, to date, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company has no borrowings to date under this arrangement.

Administrative Service Fee

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. The Company recorded $120,000 and $27,000 in general and administrative expenses in connection with this administrative services agreement in the accompanying statements of operations during the year ended December 31, 2019 and for the period from April 30, 2018 (inception) through December 31, 2018, respectively. As of December 31, 2019 and 2018, the Company has accrued approximately $147,000 and $27,000, respectively, for services in connection with such agreement on the accompanying balance sheets.

Forward Purchase Agreements

On September 7, 2018, the Company entered into forward purchase agreements with the Sponsor and the Company’s independent directors (the “Forward Purchase Agreements”) which provide for the purchase of an aggregate of 3,500,000 Class A ordinary shares (the “Forward Purchase Shares”), plus an aggregate of 1,166,666 redeemable warrants (the “Forward Purchase Warrants”) to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of  $35,000,000, or $10.00 per Class A ordinary share, in a private placement to close concurrently with the closing of the initial Business Combination. The Forward Purchase Warrants will have the same terms as the Public Warrants. These purchases will be made regardless of whether any Class A ordinary shares are redeemed by public shareholders. The Forward Purchase Shares and Forward Purchase Warrants will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of Forward Purchase Shares may be used to fund part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company.

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

Deferred Underwriting Fees

Pursuant to the Company’s Initial Public Offering, the underwriters were entitled to underwriting discounts of $0.20 per unit, or $8.8 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred underwriting commission of $0.35 per unit, or $15.4 million in the aggregate. The deferred underwriting fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees

The Company is obligated to pay deferred legal fees of $50,000 upon the consummation of an initial Business Combination for services performed in connection with the Initial Public Offering. If no Business Combination is consummated, the Company will not be obligated to pay such fee.

NOTE 6.	SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2019 and 2018, there were 44,000,000 Class A ordinary shares issued and outstanding, including 42,018,501 and 42,061,226 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On May 2, 2018, 2,875,000 Class B ordinary shares were issued and outstanding. On September 7, 2018, the Company effected a share capitalization resulting in 10,937,500 Class B ordinary shares outstanding. On October 4, 2018, the Company effected a share capitalization resulting in 12,375,000 Class B ordinary shares outstanding. On October 10, 2018, the underwriters partially exercised the over-allotment option, and 500,000 Founder Shares were surrendered to the Company by the Sponsor for no consideration on October 19, 2018. As of December 31, 2019 and 2018, there were 11,875,000 Class B ordinary shares outstanding.

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

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At December 31, 2019 and 2018, there were no preferred shares issued or outstanding.

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

NOTES TO FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2019 and 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money market funds	$451,020,841	$-	$-

December 31, 2018

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money market funds	$442,048,296	$-	$-

None of the balance in the Trust Account was held in cash as of December 31, 2019 and 2018.

NOTE 8.	SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

