Form 10-Q
period 2020-03-31
Collier Creek Holdings
filed 2020-05-08
CIK 1739566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, 44,000,000 Class A ordinary shares, par value $0.0001 per share, and 11,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

COLLIER CREEK HOLDINGS

Form 10-Q

For the Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

COLLIER CREEK HOLDINGS

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets:
Current assets:
Cash	$585,123	$585,253
Prepaid expenses	154,625	136,313
Total current assets	739,748	721,566
Marketable securities held in Trust Account	452,430,869	451,020,841
Total Assets	$453,170,617	$451,742,407

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$161,579	$11,654
Accrued expenses	1,514,828	444,337
Accrued expenses - related parties	176,774	146,774
Total current liabilities	1,853,181	602,765
Deferred underwriting commissions and legal fees	15,450,000	15,450,000
Total Liabilities	17,303,181	16,052,765

Commitments
Class A ordinary shares, $0.0001 par value; 41,913,174 and 42,018,501 shares subject to possible redemption at $10.28 and $10.25 per share at March 31, 2020 and December 31, 2019, respectively	430,867,428	430,689,635

Shareholders' Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 2,086,826 and 1,981,499 shares issued and outstanding (excluding 41,913,174 and 42,018,501 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	209	198
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,875,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	1,188	1,188
Additional paid-in capital	-	-
Retained earnings	4,998,611	4,998,621
Total Shareholders' Equity	5,000,008	5,000,007
Total Liabilities and Shareholders' Equity	$453,170,617	$451,742,407

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLIER CREEK HOLDINGS

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
General and administrative expenses	$1,232,234	$159,706
Loss from operations	(1,232,234)	(159,706)
Investment income on Trust Account	1,410,028	2,461,634
Net income	$177,794	$2,301,928

Weighted average shares outstanding of Class A ordinary shares	44,000,000	44,000,000
Basic and diluted net income per share, Class A	$0.03	$0.06
Weighted average shares outstanding of Class B ordinary shares	11,875,000	11,875,000
Basic and diluted net loss per share, Class B	$(0.10)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLIER CREEK HOLDINGS

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended March 31, 2020
	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2019	1,981,499	$198	11,875,000	$1,188	$-	$4,998,621	$5,000,007
Class A ordinary shares subject to possible redemption	105,327	11	-	-	-	(177,804)	(177,793)
Net income	-	-	-	-	-	177,794	177,794
Balance - March 30, 2020 (unaudited)	2,086,826	$209	11,875,000	$1,188	$-	$4,998,611	$5,000,008

	For the three months ended March 31, 2019
	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2018	1,938,774	$194	11,875,000	$1,188	$3,087,484	$1,911,142	$5,000,008
Class A ordinary shares subject to possible redemption	(19,690)	(2)	-	-	(2,301,928)	-	(2,301,930)
Net income	-	-	-	-	-	2,301,928	2,301,928
Balance - March 31, 2019 (unaudited)	1,919,084	$192	11,875,000	$1,188	$785,556	$4,213,070	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLIER CREEK HOLDINGS

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$177,794	$2,301,928
Adjustments to reconcile net income to net cash used in operating activities:
Investment income on Trust Account	(1,410,028)	(2,461,634)
Changes in operating assets and liabilities:
Prepaid expenses	(18,312)	(9,768)
Accounts payable	149,925	(91,692)
Accrued expenses	1,070,491	25,157
Accrued expenses - related parties	30,000	30,000
Net cash used in operating activities	(130)	(206,009)

Net decrease in cash	(130)	(206,009)

Cash - beginning of the period	585,253	944,890
Cash - end of the period	$585,123	$738,881

Supplemental disclosure of noncash financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$177,793	$2,301,930

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

All activity for the period from April 30, 2018 (inception) through March 31, 2020 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and its search for a Business Combination target. The Company has selected December 31 as its fiscal year end.

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

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern Consideration

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2020, the Company had approximately $585,000 in cash and working capital deficit of approximately $1.1 million.  In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (as defined in Note 4) as may be required. As of March 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 12, 2020.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, 41,913,174 and 42,018,501 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, respectively.

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

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account of approximately $1.4 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively, by the weighted average number of Class A ordinary shares outstanding for such periods. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for such periods.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2020 and December 31, 2019 the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2020 and December 31, 2019, the recorded values of cash, cash and marketable securities held in the Trust Account approximate the fair values due to the short-term nature of the instruments.

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

Founder Shares

On May 2, 2018, the Company issued 2,875,000 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for a capital contribution of $25,000. On September 7, 2018, the Company effected a share capitalization resulting in the Sponsor holding 10,937,500 Founder Shares. On September 10, 2018, the Sponsor transferred 45,000, 45,000, 52,500 and 52,500 Founder Shares to each of Antonio F. Fernandez, Matthew M. Mannelly, William D. Toler and Craig D. Steeneck, respectively. On October 4, 2018, the Company effected a share capitalization resulting in an aggregate of 12,375,000 Founder Shares. On October 10, 2018, the underwriters partially exercised the over-allotment option, and 500,000 Founder Shares were subsequently surrendered to the Company by the Sponsor for no consideration on October 19, 2018. Of the 11,875,000 Class B ordinary shares outstanding as of March 31, 2020 and December 31, 2019, the Sponsor owned 11,680,000 Class B ordinary shares and the independent directors owned an aggregate of 195,000 Class B ordinary shares.

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

Related Parties Loans

The Company’s Sponsor had agreed to loan the Company up to $200,000 to be used for the payment of costs related to the Initial Public Offering (the “Note”). The Note was non-interest bearing, unsecured and was due on the earlier of December 31, 2019 or the closing of the Initial Public Offering. The Company had borrowed $155,000 under the Note, which was fully repaid on October 17, 2018.

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

Administrative Service Fee

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. The Company recorded $30,000 in general and administrative expenses in connection with this administrative services agreement in each of the accompanying statements of operations during the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, the Company has accrued approximately $177,000 and $147,000, respectively, for services in connection with such agreement on the accompanying balance sheets.

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

Risk and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6.	SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2020 and December 31, 2019, there were 44,000,000 Class A ordinary shares issued and outstanding, including 41,913,174 and 42,018,501 Class A ordinary shares subject to possible redemption, respectively.

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On May 2, 2018, 2,875,000 Class B ordinary shares were issued and outstanding. On September 7, 2018, the Company effected a share capitalization resulting in 10,937,500 Class B ordinary shares outstanding. On October 4, 2018, the Company effected a share capitalization resulting in 12,375,000 Class B ordinary shares outstanding. On October 10, 2018, the underwriters partially exercised the over-allotment option, and 500,000 Founder Shares were surrendered to the Company by the Sponsor for no consideration on October 19, 2018. As of March 31, 2020 and December 31, 2019, there were 11,875,000 Class B ordinary shares outstanding.

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

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At March 31, 2020 and December 31, 2019, there were no preferred shares issued or outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money market funds	$452,430,869	$-	$-

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money market funds	$451,020,841	$-	$-

None of the balance in the Trust Account was held in cash as of March 31, 2020 and December 31, 2019.

NOTE 8.	SUBSEQUENT EVENTS

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

Results of Operations

Our entire activity from April 30, 2018 (inception) through March 31, 2020, was in preparation for our initial public offering, and since such offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination.

For the three months ended March 31, 2020, we had net income of approximately $178,000, which consisted of approximately $1.4 million in investment income from the trust account, offset by approximately $1.2 million in general and administrative expenses.

For the three months ended March 31, 2019, we had net income of approximately $2.3 million, which consisted of approximately $2.5 million in investment income from the Trust Account, offset by approximately $160,000 in general and administrative expenses.

Going Concern Consideration

The accompanying unaudited condensed financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2020, we had approximately $585,000 in cash and working capital deficit of approximately $1.1 million.  In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, make Working Capital Loans to us. As of March 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

Administrative Service Fee

We agreed, commencing on the effective date of the initial public offering through the earlier of our consummation of a business combination or our liquidation, to pay an affiliate of our sponsor a monthly fee of $10,000 for office space and secretarial and administrative services. We recorded an aggregate of $30,000 in general and administrative expenses in connection with this administrative services agreement in each of the accompanying statements of operations during the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, we have accrued approximately $177,000 and $147,000, respectively, for services in connection with such agreement on the accompanying balance sheets.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K filed by us with the SEC on March 12, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As of March 31, 2020, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report for the fiscal year ended December 31, 2019, except for the risk factor updated below:

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected in a material way.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of May, 2020.

COLLIER CREEK HOLDINGS

By:	/s/ Jason K. Giordano
Name: Jason K. Giordano
Title: Co-Executive Chairman

