Form 10-Q
period 2020-06-30
Collier Creek Holdings
filed 2020-08-10
CIK 1739566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

COLLIER CREEK HOLDINGS

(Exact name of registrant as specified in its charter)

Cayman Islands	001-38686	98-1425274
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

200 Park Avenue, 58th Floor

New York, New York 10166

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (212) 355-5515

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	⌧
Non-accelerated filer	◻	Smaller reporting company	⌧
Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧ No ◻

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

As of August 10, 2020, 44,000,000 Class A ordinary shares, par value $0.0001 per share, and 11,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

COLLIER CREEK HOLDINGS

Form 10-Q

For the Quarter Ended June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

COLLIER CREEK HOLDINGS

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Current assets:
Cash	$313,562	$585,253
Prepaid expenses	87,938	136,313
Total current assets	401,500	721,566
Marketable securities held in Trust Account	452,603,299	451,020,841
Total Assets	$453,004,799	$451,742,407

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$196,830	$11,654
Accrued expenses	1,667,665	444,337
Accrued expenses - related parties	206,774	146,774
Total current liabilities	2,071,269	602,765
Deferred underwriting commissions and legal fees	15,450,000	15,450,000
Total Liabilities	17,521,269	16,052,765

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 41,835,134 and 42,018,501 shares subject to possible redemption at $10.29 and $10.25 per share at June 30, 2020 and December 31, 2019, respectively	430,483,529	430,689,635

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 2,164,866 and 1,981,499 shares issued and outstanding (excluding 41,835,134 and 42,018,501 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	216	198
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,875,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	1,188	1,188
Additional paid-in capital	-	-
Retained earnings	4,998,597	4,998,621
Total Shareholders’ Equity	5,000,001	5,000,007
Total Liabilities and Shareholders’ Equity	$453,004,799	$451,742,407

The accompanying notes are an integral part of these financial statements.

COLLIER CREEK HOLDINGS

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
General and administrative expenses	$556,336	$125,790	$1,788,570	$285,496
Loss from operations	(556,336)	(125,790)	(1,788,570)	(285,496)
Investment income on Trust Account	172,430	2,483,194	1,582,458	4,944,828
Net income (loss)	$(383,906)	$2,357,404	$(206,112)	$4,659,332

Weighted average shares outstanding of Class A ordinary shares	44,000,000	44,000,000	44,000,000	44,000,000
Basic and diluted net income per share, Class A	$0.00	$0.06	$0.04	$0.11
Weighted average shares outstanding of Class B ordinary shares	11,875,000	11,875,000	11,875,000	11,875,000
Basic and diluted net loss per share, Class B	$(0.05)	$(0.01)	$(0.15)	$(0.02)

The accompanying notes are an integral part of these financial statements.

COLLIER CREEK HOLDINGS

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	For the Three and Six Months Ended June 30, 2020
	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2019	1,981,499	$198	11,875,000	$1,188	$-	$4,998,621	$5,000,007
Class A ordinary shares subject to possible redemption	105,327	11	-	-	-	(177,804)	(177,793)
Net income	-	-	-	-	-	177,794	177,794
Balance - March 31, 2020 (unaudited)	2,086,826	$209	11,875,000	$1,188	$-	$4,998,611	$5,000,008
Class A ordinary shares subject to possible redemption	78,040	7	-	-	-	383,892	383,899
Net loss	-	-	-	-	-	(383,906)	(383,906)
Balance - June 30, 2020 (unaudited)	2,164,866	$216	11,875,000	$1,188	$-	$4,998,597	$5,000,001

	For the Three and Six Months Ended June 30, 2019
	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2018	1,938,774	$194	11,875,000	$1,188	$3,087,484	$1,911,142	$5,000,008
Class A ordinary shares subject to possible redemption	(19,690)	(2)	-	-	(2,301,928)	-	(2,301,930)
Net income	-	-	-	-	-	2,301,928	2,301,928
Balance - March 31, 2019 (unaudited)	1,919,084	$192	11,875,000	$1,188	$785,556	$4,213,070	$5,000,006
Class A ordinary shares subject to possible redemption	16,481	2	-	-	(785,556)	(1,571,854)	(2,357,408)
Net income	-	-	-	-	-	2,357,404	2,357,404
Balance - June 30, 2019 (unaudited)	1,935,565	$194	11,875,000	$1,188	$-	$4,998,620	$5,000,002

The accompanying notes are an integral part of these financial statements.

COLLIER CREEK HOLDINGS

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(206,112)	$4,659,332
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income on Trust Account	(1,582,458)	(4,944,828)
Changes in operating assets and liabilities:
Prepaid expenses	48,375	59,438
Accounts payable	185,176	(111,218)
Accrued expenses	1,223,328	4,532
Accrued expenses - related parties)	60,000	60,000
Net cash used in operating activities	(271,691)	(272,744)

Net decrease in cash	(271,691)	(272,744)

Cash - beginning of the period	585,253	944,890
Cash - end of the period	$313,562	$672,146

Supplemental disclosure of noncash financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(206,106)	$4,659,338

The accompanying notes are an integral part of these financial statements.

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.     DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Collier Creek Holdings (the “Company”) is a blank check company incorporated in the Cayman Islands on April 30, 2018. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on the consumer goods industry and related sectors. The Company’s sponsor is Collier Creek Partners LLC, a Delaware limited liability company (the “Sponsor”).

All activity for the period from April 30, 2018 (inception) through June 30, 2020 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and its pursuit of a Business Combination. The Company has selected December 31 as its fiscal year end.

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

Proposed Business Combination

On June 5, 2020, Utz Brands Holdings, LLC, a Delaware limited liability company ("Utz"), the Company and Series U of UM Partners, LLC, a series of a Delaware limited liability company ("Series U") and Series R of UM Partners, LLC, a series of a Delaware limited liability company ("Series R" and, collectively with Series U, the "Sellers") entered into a definitive business combination agreement (the "Business Combination Agreement").

The Business Combination Agreement provides for the consummation of the following transactions: (a) the Company will change its jurisdiction of incorporation by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the "Domestication"), upon which the Company will change its name to "Utz Brands, Inc."; (b) the Sellers will amend and restate Utz's limited liability company agreement (the "Company A&R LLCA") to, among other things, increase the capitalization of Utz to permit the issuance and ownership of interests in Utz as contemplated by the Business Combination Agreement and admit the Company as the managing member of Utz; (c) the Company will acquire certain equity interests of Utz (i) from Utz, which proceeds will be used to pay transaction expenses and reduce existing indebtedness and (ii) from the Sellers, as well as certain equity interests in the Sellers (which will be immediately redeemed at the Closing by the Sellers for additional equity interests of Utz), in exchange for a combination of cash consideration and shares of newly issued Class V common stock, par value $0.0001 per share, of the Company, which will have no economic value, but will entitle the Sellers to one vote per issued share and will be issued on a one-for-one basis for each membership unit in Utz (each, an "Utz Unit") which is a common unit retained by the Sellers following the Business Combination. The Company A&R LLCA will provide the Sellers the right to exchange their retained Utz Units, together with the cancelation of an equal number of shares of Class V common stock, for Class A common stock of the Company, subject to certain restrictions set forth therein. Certain of the Utz Units retained by the Sellers will be restricted subject to performance based vesting conditions set forth in the Company A&R LLCA and will not be exchangeable for Class A common stock of the Company until vested, and upon vesting will be entitled to a payment in respect of distributions made on common Utz Units from Utz. Any such restricted Utz Units that have not vested by the tenth anniversary of the Closing shall be automatically cancelled.

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Immediately prior to the consummation of the Business Combination (the “Closing”), the Company will effect the Domestication pursuant to which (a) each Class A ordinary share and each Class B ordinary share of the Company will automatically convert into one share of Class A common stock of the Company (excluding, however, an aggregate of 2,000,000 Class B ordinary shares held by the Sponsor and the Company’s independent directors, which will instead automatically be converted into 2,000,000 shares of Class B common stock of the Company pursuant to the Sponsor Side Letter Agreement (as defined below)) and (b) the outstanding warrants to purchase Class A ordinary shares of the Company will automatically become exercisable for Class A common stock of the Company.

Following the consummation of the Business Combination, the combined company will be organized in an “Up-C” structure, in which substantially all of the assets and business of the Company will be held by Utz. The combined company’s business will continue to operate through the subsidiaries of Utz and the Company’s sole direct asset will be the equity interests of Utz held by it.

Concurrent with the Closing, the Company will enter into a tax receivable agreement (the “Tax Receivable Agreement”) with the Sellers. Pursuant to the Tax Receivable Agreement, the Company will be required to pay the Sellers 85% of the amount of savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis and certain other tax benefits related to the payment of the cash consideration pursuant to the Business Combination Agreement and any exchanges of Utz Units for Class A common stock of the Company.

Sponsor Side Letter Agreement

Concurrent with the execution of the Business Combination Agreement, the Sponsor, certain equityholders of the Sponsor and the Company’s independent directors entered into a Sponsor Side Letter Agreement (the “Sponsor Side Letter Agreement”), pursuant to which, at Closing, an aggregate of 2,000,000 Class B ordinary shares of the Company held by the Sponsor and the Company’s independent directors will automatically convert into 2,000,000 shares of Class B common stock of the Company, comprised of 1,000,000 shares of Series B-1 non-voting common stock, par value $0.0001 per share, and 1,000,000 shares of Series B-2 non-voting common stock, par value $0.0001 per share. All such shares of Class B common stock are restricted shares that are subject to certain performance-based conversion events and upon the occurrence of which such Class B common stock would convert on a one-for-one basis into Class A common stock of the Company. The shares of Class B common stock will accrue and be entitled to dividends paid on the Class A common stock, with such dividends payable upon the conversion of the shares of Class B common stock into shares of Class A common stock. Any shares of Class B common stock that have not converted into shares of Class A common stock by the tenth anniversary of the Closing shall be automatically cancelled.

Unit Purchase Agreement

Concurrent with the execution of the Business Combination Agreement, the Company, the Sellers and BSOF SN LLC, a Delaware limited liability company (“UPA Seller”) entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”), pursuant to which, substantially simultaneously with Closing, the Company will purchase an aggregate of 125,000 Series A Preferred Units of the Sellers and 102,060 Common Units of the Sellers from UPA Seller (the “Unit Purchase”).

Going Concern Consideration

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2020, the Company had approximately $314,000 in cash and working capital deficit of approximately $1.7 million. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (as defined in Note 4) as may be required. As of June 30, 2020, there were no amounts outstanding under any Working Capital Loan.

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, 41,835,134 and 42,018,501 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, respectively.

Net Income (Loss) per Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 21,866,667 shares of the Company’s Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

Basic and diluted net income per share of Class A ordinary shares for the three months ended June 30, 2020, and 2019 is calculated by dividing the interest income earned on the Trust Account (approximately $172,000 and $2.5 million, respectively), by the weighted average number of approximately 44.0 million shares of Class A ordinary shares outstanding for the periods. Basic and diluted net loss per share of Class B ordinary shares for the three months ended June 30, 2020 and 2019 is calculated by dividing the net loss of approximately $384,000 and net income of approximately $2.4 million, less income attributable to Class A common stock in the amount of approximately $172,000 and $2.5 million, resulting in a net loss of approximately $556,000 and $126,000, respectively, by the weighted average number of 11.9 million shares of Class B ordinary shares outstanding for the periods.

Basic and diluted net income per share of Class A ordinary shares for the six months ended June 30, 2020, and 2019 is calculated by dividing the interest income earned on the Trust Account (approximately $1.6 million and $4.9 million, respectively), by the weighted average number of approximately 44.0 million shares of Class A ordinary shares outstanding for the periods. Basic and diluted net loss per share of Class B ordinary shares for the six months ended June 30, 2020 and 2019 is calculated by dividing the net loss of approximately $206,000 and net income of approximately $4.7 million, less income attributable to Class A common stock in the amount of approximately $1.6 million and $4.9 million, resulting in a net loss of approximately $1.8 million and $285,000, respectively, by the weighted average number of 11.9 million shares of Class B ordinary shares outstanding for the periods.

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

The Company's marketable securities held in the Trust Account as of June 30, 2020 consist entirely of investments in money market funds that comprises only U.S. treasury securities.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of June 30, 2020 and December 31, 2019, the recorded values of cash, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in the Trust Account as of June 30, 2020 consist entirely of investments in money market funds that comprises only U.S. treasury securities. The fair value of marketable securities held in the Trust Account is determined using quoted market prices in active markets.

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 4.     RELATED PARTY TRANSACTIONS

Founder Shares

On May 2, 2018, the Company issued 2,875,000 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for a capital contribution of $25,000. On September 7, 2018, the Company effected a share capitalization resulting in the Sponsor holding 10,937,500 Founder Shares. On September 10, 2018, the Sponsor transferred 45,000, 45,000, 52,500 and 52,500 Founder Shares to each of Antonio F. Fernandez, Matthew M. Mannelly, William D. Toler and Craig D. Steeneck, respectively. On October 4, 2018, the Company effected a share capitalization resulting in an aggregate of 12,375,000 Founder Shares. On October 10, 2018, the underwriters partially exercised the over-allotment option, and 500,000 Founder Shares were subsequently surrendered to the Company by the Sponsor for no consideration on October 19, 2018. Of the 11,875,000 Class B ordinary shares outstanding as of June 30, 2020 and December 31, 2019, the Sponsor owned 11,680,000 Class B ordinary shares and the independent directors owned an aggregate of 195,000 Class B ordinary shares.

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

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

See Note 1 to the financial statement included in Item 1 of this Quarterly Report on Form 10-Q for the treatment of the Founder Shares in the Utz Business Combination.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required (the "Working Capital Loans"). If the Company completes a Business Combination, it would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, to date, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company has no borrowings to date under this arrangement.

Administrative Service Fee

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. The Company recorded $30,000  in general and administrative expenses in connection with this administrative services agreement in each of the accompanying statements of operations during the three months ended June 30, 2020 and 2019. The Company recorded $60,000 in general and administrative expenses in connection with this administrative services agreement in each of the accompanying statements of operations during the six months ended June 30, 2020 and 2019. As of June 30, 2020, and December 31, 2019, the Company has accrued approximately $207,000 and $147,000, respectively, for services in connection with such agreement on the accompanying balance sheets.

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 5.     COMMITMENTS AND CONTINGENCIES

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

In connection with the Utz Business Combination, the Company will enter into an investor rights agreement with Sellers and the Sponsor, relating to, among other things, the composition of the board of directors of the Company following the Business Combination, certain customary registration rights and lockup restrictions.

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

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Deferred Legal Fees

The Company is obligated to pay deferred legal fees of $50,000 upon the consummation of an initial Business Combination for services performed in connection with the Initial Public Offering.

The Company also incurred legal fees upon the consummation of the initial Business Combination, and the Company's legal counsel agreed to defer their fees until the closing of the initial Business Combination. The Company recorded an aggregate of approximately $7.65 million as of June 30, 2020 in connection with such arrangement.

If no Business Combination is consummated, the Company will not be obligated to pay such fees.

Risk and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6.     SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2020 and December 31, 2019, there were 44,000,000 Class A ordinary shares issued and outstanding, including 41,835,134 and 42,018,501 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On May 2, 2018, 2,875,000 Class B ordinary shares were issued and outstanding. On September 7, 2018, the Company effected a share capitalization resulting in 10,937,500 Class B ordinary shares outstanding. On October 4, 2018, the Company effected a share capitalization resulting in 12,375,000 Class B ordinary shares outstanding. On October 10, 2018, the underwriters partially exercised the over-allotment option, and 500,000 Founder Shares were surrendered to the Company by the Sponsor for no consideration on October 19, 2018. As of June 30, 2020 and December 31, 2019, there were 11,875,000 Class B ordinary shares outstanding.

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

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share.At June 30, 2020 and December 31, 2019, there were no preferred shares issued or outstanding.

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

The Company may call its warrants for redemption (except with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

COLLIER CREEK HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 7.     FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2020

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Money market funds	$452,603,299	$-	$-

December 31, 2019

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Money market funds	$451,020,841	$-	$-

None of the balance in the Trust Account was held in cash as of June 30, 2020 and December 31, 2019.

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

Proposed Business Combination

On June 5, 2020, we entered into the Business Combination Agreement. The Utz Business Combination is expected to close in the third quarter of 2020. In connection with the Utz Business Combination, we also entered into the Sponsor Side Letter Agreement and Unit Purchase Agreement, as further described in Note 1 to the financial statement included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our entire activity from April 30, 2018 (inception) through June 30, 2020, was in preparation for our initial public offering, and since such offering, our activity has been limited to the pursuit of a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination.

For the three months ended June 30, 2020, we had a net loss of approximately $384,000, which consisted of approximately $172,000 in investment income from the trust account, offset by approximately $556,000 in general and administrative expenses.

For the three months ended June 30, 2019, we had net income of approximately $2.4 million, which consisted of approximately $2.5 million in investment income from the Trust Account, offset by approximately $126,000 in general and administrative expenses.

For the six months ended June 30, 2020, we had a net loss of approximately $206,000, which consisted of approximately $1.6 million in investment income from the trust account, offset by approximately $1.8 million in general and administrative expenses.

For the six months ended June 30, 2019, we had net income of approximately $4.7 million, which consisted of approximately $4.9 million in investment income from the trust account, offset by approximately $285,000 in general and administrative expenses.

Going Concern Consideration

The accompanying unaudited condensed financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2020, we had approximately $314,000 in cash and working capital deficit of approximately $1.7 million.  In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, make Working Capital Loans to us. As of June 30, 2020, there were no amounts outstanding under any Working Capital Loan.

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

Administrative Service Fee

We agreed, commencing on the effective date of the initial public offering through the earlier of our consummation of a business combination or our liquidation, to pay an affiliate of our sponsor a monthly fee of $10,000 for office space and secretarial and administrative services. We recorded an aggregate of $30,000 in general and administrative expenses in connection with this administrative services agreement in each of the accompanying statements of operations during the three months ended June 30, 2020 and 2019. We recorded an aggregate of $60,000 in general and administrative expenses in connection with this administrative services agreement in each of the accompanying statements of operations during the six months ended June 30, 2020 and 2019. As of June 30, 2020 and December 31, 2019, we have accrued approximately $207,000 and $147,000, respectively, for services in connection with such agreement on the accompanying balance sheets.

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

In connection with the Utz Business Combination, we will enter into an investor rights agreement with Sellers and the Sponsor, relating to, among other things, the composition of our board of directors following the Business Combination, certain customary registration rights and lockup restrictions.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account are and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August, 2020.

COLLIER CREEK HOLDINGS

By:	/s/ Jason K. Giordano
Name: Jason K. Giordano
Title: Co-Executive Chairman