Form 10-Q
period 2020-09-27
Utz Brands, Inc.
filed 2020-11-05
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Utz Brands, Inc.
(Exact name of registrant as specified in its charter)

Delaware	001-38686	98-1425274
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

900 High Street
Hanover, PA 17331
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (717) 637-6644

Collier Creek Holdings
200 Park Avenue, 58th Floor
New York, New York 10166
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	UTZ	New York Stock Exchange
Warrants to purchase one share of Class A Common Stock	UTZ.WS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of November 3, 2020, 59,371,175 Class A Common Stock, par value $0.0001 per share, and 61,249,000 Class V Common Stock, par value $0.0001 per share, were issued and outstanding.

INTRODUCTORY NOTE
On August 28, 2020 (the “Closing Date”), Utz Brands, Inc. (formerly Collier Creek Holdings) (“the Company”), consummated the previously announced business combination (the “Business Combination”) with Utz Brands Holdings, LLC (“UBH”) pursuant to the terms of the Business Combination Agreement, dated as of June 5, 2020 (the “Business Combination Agreement”), entered into by and among the Company, UBH, and Series U of UM Partners, LLC (“Series U”) and Series R of UM Partners, LLC (“Series R” and together with Series U, the “Continuing Members”). Pursuant to the terms of the Business Combination Agreement, among other things, the Company domesticated into the State of Delaware from the Cayman Islands by filing a Certificate of Domestication and Certificate of Incorporation with the Secretary of State of the State of Delaware, upon which the Company changed its name to “Utz Brands, Inc.” and effected the Business Combination.
Throughout this Quarterly Report on Form 10-Q, unless otherwise noted “the Company”, “we”, “us”, “our”, "Successor", "UBI" and “Utz” refer to Utz Brands, Inc. and its consolidated subsidiaries. The Predecessor refers to Utz Brands Holdings, LLC ("UBH" or the "Predecessor"), which closed the Business Combination with the Company on August 28, 2020.
As a result of the Business Combination, the Company’s financial statement presentation distinguishes UBH as the “Predecessor” for periods through the Closing Date. The Company, which includes consolidation of UBH subsequent to the Business Combination, is the “Successor” for periods after the Closing Date. As a result of the application of the acquisition method of accounting in the Successor period, the financial statements for the Successor period are presented on a full step-up basis as a result of the Business Combination, and are therefore not comparable to the financial statements of the Predecessor period that are not presented on the same full step-up basis due to the Business Combination. Notwithstanding the foregoing, see Item 2 ― Management’s Discussion and Analysis of Financial Condition and Results of Operations ― Results of Operations for the combined consolidated statements of operations and comprehensive income (loss) for the fiscal period ended September 27, 2020 and September 29, 2019.

1

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
September 27, 2020 and December 29, 2019
(In thousands)

	Successor	Predecessor
	As of September 27, 2020	As of December 29, 2019
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$32,024	$15,053
Accounts receivable, less allowance of $0 and $1,353, respectively	123,236	106,816
Inventories, net	57,164	50,894
Prepaid expenses and other assets	8,431	4,563
Current portion of notes receivable	5,856	6,754
Total current assets	226,711	184,080

Non-current Assets
Property, plant and equipment, net	285,481	171,717
Goodwill	664,335	202,407
Intangible assets, net	854,909	184,014
Non-current portion of notes receivable	23,125	28,636
Other assets	6,918	7,693
Total non-current assets	1,834,768	594,467
Total assets	$2,061,479	$778,547

LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities
Current portion of term debt	$740	$6,299
Current portion of other notes payable	7,909	7,984
Accounts payable	56,066	49,028
Accrued expenses and other	61,789	44,206
Total current liabilities	126,504	107,517

Non-current portion of term debt	410,711	633,826
Non-current portion of other notes payable	26,186	31,800
Non-current accrued expenses and other	60,641	19,633
Deferred tax liability	22,958	19,123
Total non-current liabilities	520,496	704,382
Total liabilities	647,000	811,899

Commitments and contingencies

Equity (Deficit)
Members' equity (deficit)		(27,446)
Shares of Class A Common Stock (Successor), $0.0001 par value; 1,000,000,000 shares authorized; 59,369,050 shares issued and outstanding at September 27, 2020	6
Shares of Class V Common Stock (Successor), $0.0001 par value; 61,249,000 shares authorized, issued and outstanding at September 27, 2020	6
Additional paid-in capital (Successor)	479,028
Accumulated deficit (Successor)	(10,172)
Accumulated other comprehensive income	252	1,408
Total stockholders' equity and members' equity (deficit)	469,120	(26,038)
Noncontrolling interest	945,359	(7,314)
Total equity (deficit)	1,414,479	(33,352)
Total liabilities and equity (deficit)	$2,061,479	$778,547
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the fiscal periods ended September 27, 2020, August 28, 2020, and September 29, 2019
(In thousands, except share information)
(Unaudited)

	Successor	Predecessor		Predecessor
	From August 29, 2020 through September 27, 2020	From June 29, 2020 through August 28, 2020	For the 13 weeks ended September 29, 2019	From December 30, 2019 through August 28, 2020	For the 39 weeks ended September 29, 2019
Net sales	$79,372	$168,656	$199,628	$638,662	$566,472

Cost of goods sold	55,305	106,484	129,793	411,595	378,290

Gross profit	24,067	62,172	69,835	227,067	188,182

Selling and administrative expenses
Selling	16,859	33,648	40,490	131,579	113,950
Administrative	8,451	25,626	10,432	64,050	33,908

Total selling and administrative expenses	25,310	59,274	50,922	195,629	147,858

Gain on sale of assets
Gain (loss) on disposal of property, plant and equipment	5	(14)	4,790	79	5,806
Gain on sale of routes, net	59	233	1,179	1,264	6,419

Total gain on sale of assets	64	219	5,969	1,343	12,225

(Loss) income from operations	(1,179)	3,117	24,882	32,781	52,549

Other (expense) income
Interest expense	(1,818)	(7,029)	(12,617)	(26,659)	(38,012)
Other (expense) income	(2,323)	432	(921)	1,271	(1,125)

Other (expense) income, net	(4,141)	(6,597)	(13,538)	(25,388)	(39,137)

(Loss) income before taxes	(5,320)	(3,480)	11,344	7,393	13,412

Income tax (benefit) expense	(2,889)	1,344	1,021	3,973	2,787

Net (loss) income	(2,431)	(4,824)	10,323	3,420	10,625

Net loss (income) attributable to noncontrolling interest	2,320	—	(723)	—	(1,420)

Net (loss) income attributable to controlling interest	$(111)	$(4,824)	$9,600	$3,420	$9,205

Earnings per share of Class A Common stock: (in dollars)
Basic	$—
Diluted	$—

Weighted-average shares of Class A Common stock outstanding
Basic	59,369,050
Diluted	68,271,930

Other comprehensive gain (loss):

Interest rate swap	$252	$454	$912	$(7,463)	$—

Comprehensive income (loss)	$141	$(4,370)	$10,512	$(4,043)	$9,205

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
For the fiscal periods ended September 27, 2020, August 28, 2020, and September 29, 2019
(In thousands, except share data)
(Unaudited)

Predecessor	Members' (Deficit) Equity	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total (Deficit) Equity
Balance at December 30, 2018	$(119,971)	$—	$(11,345)	$(131,316)

Net (loss) income	(1,118)	—	1,420	302

Distributions to members and noncontrolling interest	(3,491)	—	(1,339)	(4,830)

Balance at June 30, 2019	$(124,580)	$—	$(11,264)	$(135,844)

Net income	$9,600	$—	$723	$10,323

Other comprehensive income	—	912	—	912

Distributions to members and noncontrolling interest	(5,328)	—	(560)	(5,888)

Balance at September 29, 2019	$(120,308)	$912	$(11,101)	$(130,497)

Balance at December 29, 2019	$(27,446)	$1,408	$(7,314)	$(33,352)

Net income	8,244	—	—	8,244

Other comprehensive loss	—	(7,917)	—	(7,917)

Merger of noncontrolling interest	(7,314)	—	7,314	—

Distributions to members	(5,196)	—	—	(5,196)

Balance at June 28, 2020	$(31,712)	$(6,509)	$—	$(38,221)

Net loss	$(4,824)	$—	$—	$(4,824)

Other comprehensive income	—	454	—	454

Distributions to members	(1,219)	—	—	(1,219)

Balance at August 28, 2020	$(37,755)	$(6,055)	$—	$(43,810)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Successor	Shares	Amount	Shares	Amount

Balance at August 29, 2020	57,369,050	$6	57,765,978	$6	$477,970	$(7,093)	$—	$470,889	$950,768	$1,421,657
Conversion of Restricted Sponsor Shares	2,000,000	—		—	—	—	—	—	—	—
Conversion of Continuing Members' Retained Restricted Units		—	3,483,022	—	—	—	—	—	—	—
Share-based compensation		—		—	1,058	—	—	1,058	—	1,058
Net loss		—		—	—	(111)	—	(111)	(2,320)	(2,431)
Other comprehensive income		—		—	—	—	252	252	—	252
Dividends declared ($0.05 per share of Class A Common Stock)		—		—	—	(2,968)	—	(2,968)	—	(2,968)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3,089)	(3,089)

Balance at September 27, 2020	59,369,050	$6	61,249,000	$6	$479,028	$(10,172)	$252	$469,120	$945,359	$1,414,479

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal periods ended September 27, 2020, August 28, 2020, and September 29, 2019
(In thousands)
(Unaudited)

	Successor	Predecessor	Predecessor
	From August 29, 2020 through September 27, 2020	From December 30, 2019 through August 28, 2020	For the 39 weeks ended September 29, 2019
Cash flows from operating activities
Net (loss) income	$(2,431)	$3,420	$10,625
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,538	24,055	20,589
Amortization of step-up of inventory	5,795	—	—
Gain on disposal of property and equipment	(5)	(79)	(5,806)
Gain on sale of routes	(59)	(1,264)	(6,419)
Stock based compensation	1,058	—	—
Loss on debt extinguishment	2,500	—	—
Deferred taxes	(752)	3,583	2,787
Deferred financing costs	—	1,742	1,557
Changes in assets and liabilities:
Accounts receivable, net	(3,929)	(11,786)	(10,884)
Inventories, net	904	(6,883)	(951)
Prepaid expenses and other assets	(2,131)	(3,456)	972
Accounts payable and accrued expenses and other	(34,236)	21,295	(8,385)
Net cash (used in) provided by operating activities	(27,748)	30,627	4,085

Cash flows from investing activities
Acquisition of Utz Brands Holdings, LLC, net of cash acquired	(185,467)	—	—
Acquisitions, net of cash acquired	—	(8,816)	—
Purchases of property and equipment	(2,972)	(11,828)	(13,245)
Purchases of intangibles	—	(650)	—
Proceeds on sale of property and equipment	62	615	11,474
Proceeds from sale of routes	8	2,774	2,311
Proceeds on the sale of IO notes	—	—	31,916
Notes receivable, net	(132)	(3,611)	(5,209)
Net cash (used in) provided by investing activities	(188,501)	(21,516)	27,247

Cash flows from financing activities
Borrowings on term debt and notes payable	—	2,650	—
Repayments on term debt and notes payable	(239,370)	(6,686)	(5,218)
Distributions to members	—	(6,415)	(8,819)
Distribution to noncontrolling interest	(29)	—	(1,899)
Net cash used in financing activities	(239,399)	(10,451)	(15,936)

Net (decrease) increase in cash and cash equivalents	(455,648)	(1,340)	15,396

Cash and cash equivalents at beginning of period	487,672	15,053	6,914

Cash and cash equivalents at end of period	$32,024	$13,713	$22,310

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited consolidated financial statements comprise the financial statements of Utz Brands, Inc. ("UBI", the "Company", or "Successor", formerly Collier Creek Holdings ("CCH")) and its wholly owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). They do not include all information and notes required by U.S. GAAP for annual financial statements. The balance sheet as of December 29, 2019 has been derived from the audited combined financial statements as of and for the year ended December 29, 2019 of Utz Brands Holdings, LLC ("UBH", or the "Predecessor").  In the opinion of management, such financial information reflects all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with the U.S. GAAP. Operating results for the interim period are not necessarily indicative of the results that may be expected for any future period or for the full year.  The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited combined financial statements of UBH (formerly UM-U Intermediate, LLC, or "Intermediate U") and notes thereto for the year ended December 29, 2019 that was included in the definitive proxy statement that was filed with the SEC on August 7, 2020 for the Business Combination that is described below.
CCH was incorporated in the Cayman Islands on April 30, 2018 as a blank check company. CCH was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company had not then identified. CCH’s sponsor was Collier Creek Partners LLC, a Delaware limited liability company.

On August 28, 2020, CCH domesticated into a Delaware corporation and changed its name to "Utz Brands, Inc." (the “Domestication”) and consummated the acquisition of certain limited liability company units of UBH, the parent of Utz Quality Foods, LLC (“UQF”), as a result of a new issuance by UBH and purchases from UBH’s existing equity holders pursuant to a Business Combination Agreement, dated as of June 5, 2020 (the “Business Combination Agreement”) among CCH, UBH and Series U of UM Partners, LLC (“Series U”) and Series R of UM Partners, LLC (“Series R” and together with Series U, the “Continuing Members”) (the Domestication and the transactions contemplated by the Business Combination Agreement, collectively, the “Business Combination”), following the approval at the extraordinary general meeting of the shareholders of CCH held on August 27, 2020.

The statements include the accounts of the Predecessor, prior to the Business Combination, which was determined to be consolidated UBH, which includes the accounts of its wholly-owned subsidiary, Utz Quality Foods, LLC (“UQF”). UQF is consolidated with its wholly-owned subsidiaries: UTZTRAN, LLC; Heron Holding Corporation (“Heron”), with its wholly-owned subsidiaries Golden Flake Snack Foods, Inc. (“Golden Flake”), Inventure Foods, Inc. and its subsidiaries (“Inventure Foods”), and Kitchen Cooked Inc. (“Kitchen Cooked”); Kennedy Endeavors, LLC (“Kennedy”); and GH Pop Holdings, LLC, with its wholly-owned subsidiaries Good Health Natural Products, LLC (“Good Health”), Condor Snack Foods, LLC, and Snikiddy, LLC (“Snikiddy”).

SRS Leasing LLC and its subsidiaries (“SRS”) were companies formed to acquire, hold and lease real estate to UQF. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation of Variable Interest Entities, UQF was determined to be the primary beneficiary of SRS, an entity under common ownership. The accounts of SRS have been consolidated with those of UQF as of and for the fiscal year ended December 29, 2019. On December 30, 2019, the first day of the fiscal year of 2020, SRS were merged into UQF, with UQF surviving the transaction. The accumulated (deficit) equity of SRS was presented on the noncontrolling interest line of the consolidated balance sheet as of December 29, 2019 and was moved to members’ (deficit) equity on December 30, 2019, the date of the merger.

Rice Investments, L.P. (“RILP”) was formed as a limited partnership pursuant to the Delaware Revised Uniform Limited Partnership Act on January 30, 2004 for the purpose of acquiring, owning, managing, and selling or otherwise disposing of intellectual property (namely trade names) that are used by UQF. RILP had one general partner, UQF, and one limited partner, UM-R Intermediate, LLC (“Intermediate R”). UQF, in accordance with ASC 810, was determined to be the primary beneficiary of RILP, an entity under common ownership. The accounts of RILP have been consolidated with those of UQF as of and for the fiscal year ended December 29, 2019. On December 30, 2019 Intermediate R was merged into Intermediate U with Intermediate U surviving the transaction. Finally, and immediately following that merger, RILP merged into UQF, with UQF being the surviving entity and Intermediate U remaining the sole member of UQF. Prior to these mergers the statements of SRS, RILP, and Intermediate R were combined within the statements of Intermediate U.
On March 18, 2020, Intermediate U changed its name to Utz Brands Holdings, LLC upon filing a Certificate of Amendment with the Secretary of State of the State of Delaware.
All intercompany transactions and balances have been eliminated in combination/consolidation.

Operating Entities	Holding Entities

Utz Quality Foods, LLC	Utz Brands, Inc.
UTZTRAN, LLC	Utz Brands Holdings, LLC
Golden Flake Snack Foods, Inc.	GH Pop Holdings, LLC
Inventure Foods, Inc. and its subsidiaries	Heron Holding Corporation
Kennedy Endeavors, LLC
Good Health Natural Products, LLC
Condor Snack Foods, LLC
Snikiddy, LLC
Kitchen Cooked, Inc.
Emerging Growth Company – The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the "Securities Act"), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is either not an emerging growth company or is an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.
Operations – The Company through its wholly owned subsidiary UQF, is a premier producer, marketer and distributor of snack food products since 1921. The Company has steadily expanded its distribution channels to where it now sells products to supermarkets, mass merchants, club stores, dollar and discount stores, convenience stores, independent grocery stores, drug stores, food service, vending, military, and other channels in most regions of the United States through routes to market that include direct-store-delivery, direct to warehouse, and third-party distributors.
With the acquisition of Golden Flake in September 2016, Inventure Foods in December 2017 and Kennedy in October 2019, the Company expanded its national production and distribution capabilities. The Company manufactures and distributes a full line of high-quality salty snack items, such as potato chips, pretzels, cheese balls, pork skins, party mixes, tortilla chips, and popcorn. The Company also sell dips, crackers, dried meat products and other snack food items packaged by other manufacturers.

Income Taxes – The Company accounts for income taxes pursuant to the asset and liability method of ASC 740, Income Taxes, which requires it to recognize current tax liabilities or receivables for the amount of taxes it estimates are payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases of assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.
The Company follows the provisions of ASC 740-10 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.
The benefit of tax positions taken or expected to be taken in the Company’s income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling and administrative expenses. As of September 27, 2020 and December 29, 2019, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next fiscal year.
Distribution Route Acquisition and Sale Transactions – The Company acquires and sells distribution routes as a part of the Company’s maintenance of its direct-store delivery (“DSD”) network. As new independent operators (“IOs”) are identified, the Company either sells its newly-created or existing Company-managed routes to the IOs or sells routes that were previously acquired by the Company to the IOs. Gain/loss from the sale of a distribution route is recorded upon the completion of the sale transaction, and is calculated based on the difference between the sale price of the distribution route and the asset carrying value of the distribution route as of the date of sale. The Company records intangible assets for distribution routes that it purchases based on the payment that the Company makes to acquire the route, and records the purchased distribution routes as indefinite-lived intangible assets under FASB ASC 350, Intangibles – Goodwill and Other. The indefinite lived intangible assets are subject to annual impairment testing.
Goodwill and Other Identifiable Intangible Assets – The Company allocates the cost of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount classified as goodwill. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of impairment tests, require significant management judgments and estimates. These estimates are made based on, among other factors, review of projected future operating results and business plans, economic projections, anticipated highest and best use of future cash flows and the cost of capital. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of goodwill and other intangible assets, and potentially result in a different impact to the Company’s results of operations. Further, changes in business strategy and/or market conditions may significantly impact these judgments and thereby impact the fair value of these assets, which could result in an impairment of the goodwill or intangible assets.
Finite-lived intangible assets consist of distribution/customer relationships, technology and trademarks. These assets are being amortized over their estimated useful lives. Finite-lived intangible assets are tested for impairment only when management has determined that potential impairment indicators are present.
Goodwill and other indefinite-lived intangible assets (including certain trade names, master distribution rights and company-owned sales routes) are not amortized but are tested for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. The Company tests goodwill for impairment at the reporting unit level. The Company has identified the existing snack food operations as its sole reporting unit.

As the Company has early adopted the FASB Accounting Standards Updated (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (“Topic 350”): Simplifying the Test for Goodwill Impairment, the Company is required to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.
ASU No. 2017-04, Topic 350, also permits an entity to first assess qualitative factors to determine whether it is necessary to perform quantitative impairment tests for goodwill and indefinite-lived intangibles. If an entity believes, as a result of each qualitative assessment, it is more likely than not that goodwill or an indefinite-lived intangible asset is not impaired, a quantitative impairment test is not required.
Share-Based Compensation – Share-based compensation is rewarded to employees and directors of the Company and accounted for in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). Share-based compensation expense is recognized for equity awards over the vesting period based on their grant-date fair value. During the Successor period, the Company uses various forms of long-term incentives including, but not limited to, Stock Options, Restricted Stock Units (“RSUs”) and Performance Share Units (“PSUs”), provided that the exercise of such stock options was contingent upon the Company filing a Registration Statement on Form S-8 ("Form S-8") with the SEC and the issuance of the RSUs and PSUs was contingent upon the Company filing a Form S-8 with the SEC, which occurred on November 2, 2020. The fair value of stock options is estimated at the date of grant using the Black-Scholes valuation model. The exercise price of each stock option equals or exceeds the estimated fair value of the Company’s stock price on the date of grant. Stock options can generally be exercised over a maximum term of ten years. The grant date fair value of the PSUs is determined using the Monte Carlo simulation model. The grant date fair value of the RSUs is determined using the Company’s share price on the grant date. Share-based compensation expense is included within the same financial statement caption where the recipient’s other compensation is reported. The Company accounts for forfeitures as they occur.
Revenue Recognition – The Company’s revenues primarily consist of the sale of salty snack items to customers, including supermarkets, mass merchants, club stores, dollar and discount stores, convenience stores, independent grocery stores, drug stores, food service, vending, military, and other channels. The Company sells its products in most regions of the United States primarily through its DSD network, direct to warehouse shipments, and third-party distributors. These revenue contracts generally have a single performance obligation. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to customers, including applicable discounts, returns, allowances, trade promotion, consumer coupon redemption, unsaleable product, and other costs. Amounts billed and due from customers are classified as accounts receivables and require payment on a short-term basis and, therefore, the Company does not have any significant financing components.
The Company recognizes revenue when (or as) performance obligations are satisfied by transferring control of the goods to customers. Control is transferred upon delivery of the goods to the customer. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs. Applicable shipping and handling are included in customer billing and are recorded as revenue as the products’ control is transferred to customers. The Company assesses the goods promised in customer purchase orders and identifies a performance obligation for each promise to transfer a good that is distinct.
The Company offers various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. The Company has reserves in place of $18.0 million as of September 27, 2020 and $16.4 million as of December 29, 2019. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.
Business Combinations – The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.

The Company uses the acquisition method of accounting for acquired businesses. Under the acquisition method, the Company’s financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.
Use of Estimates – Management uses estimates and assumptions in preparing the consolidated financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Examples include sales and promotional allowances, customer returns, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, goodwill and intangible asset valuations and impairments, incentive compensation, income taxes, self-insurance, contingencies and litigation. Actual results could vary materially from the estimates that were used.
Recently Issued Accounting Standards – In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. For non-public business entities or emerging growth companies, ASU 2019-12 is effective for annual periods beginning after December 15, 2021 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which requires a lessee to recognize in its balance sheet an asset and liability for most leases with a term greater than 12 months. Lessees should recognize a liability to make lease payments and a right-of-use asset representing the lessee’s right to use the underlying asset for the lease term. On June 3, 2020, the FASB deferred the effective date of ASC 842 for private or emerging growth companies to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements, but believes that there will be assets and liabilities recognized on the Company’s consolidated balance sheet and an immaterial impact on the Company’s consolidated statements of operations.
In June 2016, ASU No. 2016-13 Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”) was issued. This ASU requires entities to measure the impairment of certain financial instruments, including accounts receivables, based on expected losses rather than incurred losses. For non-public business entities or emerging growth companies, this ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, and will be effective for the Company beginning in 2023. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The amendments of this ASU should be applied on a prospective basis. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (“Subtopic350-40”): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). For non-public business entities or emerging growth companies, this ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted Subtopic 350-40 on the first day of fiscal 2020, and the adoption of this standard did not have a material impact on the consolidated financial statements.

2.ACQUISITIONS
Utz Brands Holdings, LLC

On June 5, 2020, UBH entered into a definitive Business Combination Agreement with CCH and the Continuing Members. At the closing of the Business Combination (the "Closing") on August 28, 2020 (the "Closing Date"), the Company domesticated into a Delaware corporation and changed its name to "Utz Brands, Inc." At the Closing, the Company (i) acquired certain common and preferred interests of the Continuing Members from third party members (“UPA Seller”), and the Continuing Members then redeemed such common and preferred interests for, and the Company received, an equivalent value of common limited liability company units of UBH, (ii) contributed cash in exchange for additional common limited liability company units of UBH, and (iii) purchased additional common limited liability company units and 100% of the managing interests of UBH from the Continuing Members. As part of the Business Combination, the Continuing Members (a) received certain cash considerations for the common limited liability company units that they sold to the Company, (b) received such number of shares of newly issued non-economic Class V Common Stock in the Company equal to the common limited liability company units that the Continuing Members retained in UBH, and a unit of limited liability company units of UBH and a share of Class V Common Stock are exchangeable for one share of Class A Common Stock of the Company, (c) received certain restricted common limited liability company units in UBH (the "Retained Restricted Units") that would be vested under certain market conditions, which were vested as of the Closing, and (d) entered into a Tax Receivable Agreement (“TRA”) that requires the Company to pay to the Continuing Members 85% of the applicable cash savings, if any, in U.S. federal and state income tax determined based on certain attributes as defined in the TRA. In connection with the Closing, UBH and the Company converted all of the outstanding phantom unit awards issued under the Utz Quality Foods, LLC 2018 Long-Term Incentive Plan ("2018 LTIP") into restricted stock units (“2020 LTIP RSUs”) issued by the Company under the Utz Quality Foods, LLC 2020 Long-Term Incentive Plan (the "2020 LTIP"). Refer to later part of this footnote for further discussion of the purchase consideration of the Business Combination.

The Company was determined to be the accounting acquirer and UBH was determined to be the accounting acquiree, in accordance with ASC 810, as the Company is considered to be the primary beneficiary of UBH after the Business Combination. Under the ASC 805, Business Combinations, acquisition method of accounting, purchase price allocation of assets acquired and liabilities assumed of UBH are presented based on their estimated fair values as of the Closing. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date.

As a result of the Business Combination, the Company’s financial statement presentation distinguishes UBH as the “Predecessor” through the Closing Date. The Company, which includes consolidation of UBH subsequent to the Business Combination, is the “Successor” for periods after the Closing Date. As a result of the application of the acquisition method of accounting in the Successor period, the financial statements for the Successor period are presented on a full step-up basis as a result of the Business Combination, and are therefore not comparable to the financial statements of the Predecessor period that are not presented on the same full step-up basis due to the Business Combination.

The following table summarizes the provisional total business enterprise value, comprised of the fair value of certain purchase consideration paid by the Company to the Continuing Members, the fair value of the noncontrolling interest and the fair value of certain net debt assumed by the Company at Closing:

(in thousands)
Total cash consideration	$199,161
Tax Receivable Agreement obligations to the Continuing Members(1)	51,393
Replaced Awards(2)	11,175
Continuing Members’ Retained Restricted Units in UBH(3)	54,067
Total purchase consideration	315,796
Noncontrolling interest(4)	896,701
Net debt assumed	648,150
Total business enterprise value	$1,860,647

(1) Under the terms of the TRA, the Company generally will be required to pay to the Continuing Members 85% of the applicable cash savings, if any, in U.S. federal and state income tax based on its ownership in UBH that the Company is deemed to realize in certain circumstances as a result of the increases in tax basis and certain tax attributes resulting from the Business Combination. The fair value of these contingent payments at the Closing was $51.4 million which has been recorded as a non-current accrued expense. Refer to Note 15. "Income Taxes" for additional information on the TRA.

(2) Represents the fair value of the Phantom Units associated with the pre-combination requisite service period and issued under the 2018 LTIP that were converted into 2020 LTIP RSUs of the Company issued under the 2020 LTIP at the Closing. The difference between the fair value of the Phantom Units and the fair values of the 2020 LTIP RSUs represents the fair value of the compensation expenses for the post-combination requisite service period for the replacement awards. Compensation expenses will be recorded evenly during the post-combination requisite service period through the end of fiscal 2021, which is the cliff vest date of the replacement awards. Refer to Note 11. "Share Based Compensation" for additional information on the 2020 LTIP RSUs.

(3) A total of 3,483,022 common limited liability company units that were initially subject to certain restrictions (the "Retained Restricted Units") in UBH were received by the Continuing Members at the Closing. These Retained Restricted Units were vested and converted to common limited liability company units of UBH at the Closing, as the vesting conditions were all met as of the Closing. The fair value of the Retained Restricted Units was calculated based on the stock price of the Company at the August 28, 2020 Closing, less a 5% lack of marketability discount due to a restriction on the exchange of the Continuing Members’ common limited liability company units to Class A Common Stock of the Company for a period not to exceed 12 months from the Closing.

(4) The noncontrolling interest represents the common limited liability company units of UBH held by the Continuing Members. The fair value of these units was determined based on the Class A Common Stock price of the Company at the August 28, 2020 Closing, less a 5% lack of marketability discount due to a restriction on the exchange of the Continuing Members’ common limited liability company units to Class A Common Stock of the Company for a period not to exceed 12 months from the Closing.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed of UBH at Closing:

(in thousands)
Assets acquired:
Cash and cash equivalents	$13,713
Accounts receivable, net	119,339
Inventory, net	63,862
Prepaid expenses and other assets	6,116
Notes receivable	29,453
Property, plant and equipment, net	286,038
Identifiable intangible assets(1)	856,606
Other assets	7,055
Total assets acquired:	1,382,182
Liabilities assumed:
Accounts payable	49,531
Accrued expenses	78,082
Notes payable	34,547
Deferred tax liability	23,710
Total liabilities assumed:	185,870
Net identifiable assets acquired	1,196,312
Goodwill(2)	$664,335

(1) The Company has determined that certain of the acquired trade names included in Intangible assets, net will be amortized over a period of 15 years, and the customer relationships asset will be amortized over a period of 25 years on a straight-line basis commensurate with the acquisition date expectations for the economic value (i.e. net cash flow generating capability) that is to be provided by the trade names and customer relationships, respectively. The provisional fair values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful Life
	(In Thousands)	(In Years)
Indefinite lived trade names	$355,500	Indefinite
Finite lived trade names	56,000	15
Customer relationships	426,500	25
Technology	43	5
Master distribution rights	4,677	Indefinite
Company owned routes	13,886	Indefinite

Total	$856,606

(2) The goodwill of $664,335 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of UBH. A portion of the goodwill recognized is expected to be deductible for income tax purposes. As of September 27, 2020, the purchase price allocation has not been finalized.

The predecessor financial statements of UBH include $18.0 million and $25.0 million of transaction costs from June 28, 2020 to August 28, 2020 and December 30, 2019 to August 28, 2020, respectively. These transaction costs are recorded within administrative expenses within the consolidated statements of operations and comprehensive income. Prior to the Closing Date, CCH incurred $13.4 million of transaction costs related to the Business Combination, which are not reported in the predecessor consolidated statements of operations and comprehensive income as CCH is not the predecessor.

The following unaudited pro forma financial information presents the results of operations as if the Business Combination had occurred on January 1, 2019. These unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects the step-up depreciation and amortization adjustments for the fair value of the assets acquired, the adjustment in interest expense due to the reduction in long term debt as a result of the Business Combination, and the related adjustment to the income tax provision. In addition, the pro forma net income is not adjusted to exclude transaction expenses and other non-recurring costs.

	For the 13 weeks ended September 27, 2020	For the 13 weeks ended September 29, 2019	For the 39 weeks ended September 27, 2020	For the 39 weeks ended September 29, 2019
(in thousands)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Pro forma net sales	$248,028	$231,341	$718,034	$653,311
Pro forma net (loss) income	(9,382)	5,993	(5,880)	(62)
Pro forma net (loss) income attributable to controlling interest	(3,481)	2,536	(1,210)	43
Pro forma net (loss) income attributable to noncontrolling interest	(5,901)	3,457	(4,670)	(105)

Kitchen Cooked
On November 19, 2019 UBH entered into a stock purchase agreement to acquire all of the outstanding shares of common stock of Kitchen Cooked, an Illinois corporation. UBH acquired Kitchen Cooked to expand its distribution and production capacity in Illinois and the surrounding area.
UBH closed the acquisition of Kitchen Cooked on December 30, 2019. At the closing, UBH made a cash payment of $6.9 million and recorded $2.0 million in deferred payment obligations for the acquisition of the outstanding shares of Kitchen Cooked as well as certain real estate supporting its operations. The $2.0 million in deferred payments are payable in installments of $1.0 million each on the first two anniversaries following the closing, with $1.0 million payable within fiscal year 2020 and $1.0 million payable within fiscal year 2021.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the Kitchen Cooked acquisition date:

(in thousands)
Purchase consideration	$8,946
Assets acquired:
Cash	130
Accounts receivable	737
Inventory, net	291
Prepaid expenses and other assets	37
Income tax prepayments	212
Property, plant and equipment	672
Other assets	255
Trademarks	1,623
Customer relationships	2,109
Total assets acquired:	6,066
Liabilities assumed:
Accounts payable	173
Accrued expenses	2
Deferred tax liability	1,005
Total liabilities assumed:	1,180
Net identifiable assets acquired	4,886
Goodwill	$4,060
As of September 27, 2020, the purchase price allocation has not been finalized.
The Company has determined that all the acquired customer relationships and trademarks will be amortized over a period of 15 years on a straight-line basis commensurate with the acquisition date expectations for the economics that are to be provided by the trademarks and customer relationships. The goodwill of $4.1 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations and intangible assets that do not qualify for separate recognition. None of the goodwill recognized is expected to be deductible for income tax purposes.
The following unaudited pro forma financial information presents the results of operations for the thirteen weeks and thirty-nine weeks ended September 29, 2019, as if the acquisition of Kitchen Cooked had occurred on December 31, 2018, the beginning of fiscal year 2019. These unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	13 weeks ended	39 weeks ended
	September 29, 2019	September 29, 2019
(in thousands)	(unaudited)
Pro forma net sales	$2,224	$6,314
Pro forma net income (loss)	22	(25)
There were no material adjustments to the pro forma results.

3.INVENTORIES
Inventories consisted of the following:

	Successor	Predecessor
(in thousands)	As of September 27, 2020	As of December 29, 2019
Finished goods	$28,081	$24,447
Raw materials	23,817	22,122
Maintenance parts	5,266	4,575
	57,164	51,144
Less: inventory reserve	—	(250)
Total inventories	$57,164	$50,894
4.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

	Successor	Predecessor
(in thousands)	As of September 27, 2020	As of December 29, 2019
Land	$22,840	$14,970
Buildings	77,633	104,736
Machinery and equipment	164,460	297,666
Land improvements	8,280	1,174
Building improvements	1,104	3,561
Construction-in-progress	14,940	7,341
	289,257	429,448
Less: accumulated depreciation	(3,776)	(257,731)
Property, plant and equipment, net	$285,481	$171,717
Depreciation expense was $3.8 million for the Successor period from August 29, 2020 to September 27, 2020, $4.8 million for the Predecessor period from June 29, 2020 to August 28, 2020, and was $5.5 million for the 13 week period ended September 29, 2019. Depreciation expenses for the Predecessor period from December 30, 2019 to August 28, 2020 was $19.0 million and $16.5 million for the 39 weeks ended September 29, 2019. Depreciation expense is classified in cost of goods sold, selling expenses, and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
5.GOODWILL AND INTANGIBLE ASSETS, NET
A rollforward of goodwill is as follows:

Predecessor
(in thousands)
Balance as of December 29, 2019	$202,407
Acquisition of Kitchen Cooked	4,060
Kennedy acquisition adjustment	989
June 28, 2020	207,456
August 28, 2020	$207,456

Successor
(in thousands)
Balance as of August 29, 2020	$664,335
September 27, 2020	$664,335

For the first fiscal quarter 2020, the change to goodwill was attributable to the acquisition of Kitchen Cooked and a measurement period adjustment to the Kennedy opening balance sheet. For the second fiscal quarter 2020, the change to goodwill was attributable to a measurement period adjustment to the Kitchen Cooked opening balance sheet. For the successor period, the balance of goodwill was attributable to the business combination with CCH as described in the "Note 1 Operations and Summary of Significant Accounting Policies" and "Note 2 Acquisitions".
Intangible assets, net, consisted of the following:

	Successor	Predecessor
(in thousands)	As of September 27, 2020	As of December 29, 2019
Subject to amortization:
Distributor/customer relationships	$426,500	$107,100
Technology	43	1,250
Trade names	56,000	22,610
Unfavorable lease	—	(85)
Amortizable assets, gross	482,543	130,875
Accumulated amortization	(1,768)	(20,425)
Amortizable assets, net	480,775	110,450
Not subject to amortization:
Trade names	355,500	66,580
Master distribution rights	4,677	4,677
Company owned routes	13,957	2,307
Intangible assets, net	$854,909	$184,014
Amortizable trademark intangible assets increased by $1.6 million and distributor/customer relationships increased by $2.1 million during the first quarter of fiscal 2020 due to the acquisition of Kitchen Cooked. Trade names increased by $0.7 million due to the purchase of the rights for certain intellectual property. For the successor period, the balance of the intangible assets were recorded at fair value and the historical accumulated amortization was recognized as a result of the business combination with CCH as described in the Note 1 "Operations and summary of significant accounting policies" and Note 2 "Acquisitions". These changes resulted in additional amortization of $1.1 million in the successor period from August 29, 2020 to September 27, 2020. There were no other changes to intangible assets during the thirteen weeks ended September 27, 2020 other than that which arises from the regular buying and selling of Company owned routes and amortization.
Amortization of the distributor/customer relationships, technology, and trade names amounted to $1.8 million for the Successor period from August 29, 2020 to September 27, 2020, $1.3 million for the Predecessor period from June 29, 2020 to August 28, 2020, and was $1.4 million for the 13 week period ended September 29, 2019. Amortization expenses for the Predecessor period from December 30, 2019 to August 28, 2020 was $5.1 million, and $4.1 million for the 39 weeks ended September 29, 2019. Amortization expense is classified in administrative expenses on the consolidated statements of operations and comprehensive income (loss). Estimated future amortization expense is as follows:

Successor
(in thousands)	As of September 27, 2020
2020 (Q4)	$5,311
2021	20,793
2022	20,793
2023	20,793
2024	20,793
2025	20,793
Thereafter	371,499
Total	$480,775

6.NOTES RECEIVABLE
The Company has undertaken a program in recent years to sell company-managed DSD distribution routes to IOs. Contracts are executed between the Company and the IO for the sale of the product distribution route, including a note in favor of the Company, in certain cases. The notes bear interest at rates ranging from 0.00% to 8.55% with terms ranging generally from one to ten years. The notes receivable balances due from IOs at September 27, 2020 and December 29, 2019 totaled $28.2 million and $34.0 million, respectively, and are collateralized by the routes for which the loans are made. Of the balance at September 27, 2020 and December 29, 2019, $25.6 million and $33.7 million, respectively relates to corresponding notes payable, as discussed in further detail within “Note 8. Long-Term Debt”.
Other notes receivable totaled $0.8 million and $1.4 million as of September 27, 2020 and December 29, 2019, respectively.
7.ACCRUED EXPENSES AND OTHER
Accrued expenses and other consisted of the following:

	Successor	Predecessor
(in thousands)	As of September 27, 2020	As of December 29, 2019
Accrued compensation and benefits	$24,499	$14,198
Insurance liabilities	7,541	7,880
Accrued distributions	6,031	—
Accrued freight and manufacturing related costs	3,437	4,930
Short term interest rate hedge liability	2,797	—
Accrued interest	1,826	4,184
Accrued business combination transaction fees	1,683	—
Accrued sales tax	1,300	1,300
Other accrued expenses	12,675	11,714
Total accrued expenses and other	$61,789	$44,206
As of September 27, 2020, the long term accrued expenses and other primarily consists of $51.4 million related to the TRA, described in "Note 2 Acquisitions", $6.4 million related to supplemental retirement and salary continuation plans, $2.8 million related the long term portion of an interest rate hedge liability and $0.1 million of other long term accrued. As of December 29, 2019, the long term accrued expenses and other primarily consists of $14.4 million related to the 2018 LTIP, $5.2 million related to supplemental retirement and salary continuation plans.
8.LONG-TERM DEBT
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (the “ABL facility”) in an initial aggregate principal amount of $100.0 million. The ABL facility was set to expire on the fifth anniversary of closing, or November 21, 2022. On April 1, 2020, the ABL facility was amended to increase the credit limit up to $116.0 million and to extend the maturity through August 22, 2024. No amounts were outstanding under this facility as of September 27, 2020 or December 29, 2019. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit. As of September 27, 2020 and December 29, 2019, $101.8 million and $83.0 million, respectively, was available for borrowing, net of letters of credit. The facility bears interest at an annual rate based on LIBOR plus an applicable margin of 1.50% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.50% (ranging from 0.50% to 1.00%). Under the Prime rate, had there been outstanding balances, the interest rate on the facility as of September 27, 2020 and September 29, 2019 would have been 3.75% and 5.50%, respectively. Had there been outstanding balances and the Company elected to use the LIBOR rate, the interest rate on the ABL facility as of September 27, 2020 and September 29, 2019 would have been 1.68% and 3.48%, respectively. The ABL facility is also subject to unused line fees (0.5% at September 27, 2020) and other fees and expenses. The Company incurred interest expense of $0.1 million for the Successor period from August 29, 2020 to September 27, 2020, $0.1 million for the Predecessor period from June 29, 2020 to August 28, 2020, and was $0.4 million for the 13 week period ended September 29, 2019. The Company incurred interest expense of $0.5 million for the Predecessor period from December 30, 2019 to August 28, 2020 and $0.9 million for the 39 weeks ended September 29, 2019.

Standby letters of credit in the amount of $14.1 million have been issued as of September 27, 2020 and December 29, 2019. The standby letters of credit are primarily issued for insurance purposes.
Term Loans
On November 21, 2017, the Company entered into a First Lien Term Loan Credit Agreement (the “First Lien Term Loan”) in a principal amount of $535.0 million and a Second Lien Term Loan Credit Agreement (the “Second Lien Term Loan”, and collectively with the First Lien Term Loan, the “Term Loans”) in a principal amount of $125.0 million. The proceeds of the Term Loans were used to refinance the Company’s January 2017 credit facility and fund the acquisition of Inventure Foods and the repurchase of the predecessor membership units held by a minority investor.
The First Lien Term Loan requires quarterly principal payments of $1.3 million beginning March 2018, with a balloon payment due for any remaining balance on the seventh anniversary of closing, or November 21, 2024. On August 28, 2020, as part of the Business Combination (as described in Note 1 "Operations and Summary of Significant Accounting Policies" and Note 2 "Acquisitions") an advance payment of principal was made on the First Lien Term Loan of $111.6 million, as such no principal payments are due until November 21, 2024. The First Lien Term Loan bears interest at an annual rate based on either LIBOR plus an applicable margin of 3.50%, or prime rate plus an applicable margin of 2.50%. The interest rate on the First Lien Term Loan as of September 27, 2020 and September 29, 2019 was 3.70% and 5.60%, respectively.
The Company incurred closing and other costs associated with the Term Loans, which were allocated to each loan on a specific identification basis based on original principal amounts. Finance fees allocated to the First Lien Term Loan and the Second Lien Term Loan were $10.7 million and $4.1 million, respectively, which are presented net within “non-current portion of debt” on the consolidated balance sheets for the predecessor periods. Deferred fees are amortized ratably over the respective lives of each term loan. Deferred fees associated with the term loans under the January 2017 credit agreement were fully expensed during 2017 and deferred financing fees were derecognized as a result of the Business Combination as described in the Note 1 "Operations and Summary of Significant Accounting Policies" and Note 2 "Acquisitions".
On October 1, 2019, the Company repaid the Second Lien Term Loan with the proceeds of the sale of preferred and common units by Series U, Series R, and SRS. The Company accounted for the repayment of the Second Lien Term Loan as a debt extinguishment as the investors who purchased the preferred stock and common units were not parties to the Second Lien Term Loan. The total repayment was $126.3 million, and resulted in a loss on early extinguishment of approximately $4.3 million.
Separately, on October 21, 2019, the Company entered into a Senior Secured First Lien Floating Rate Note (the “Secured First Lien Note”) in a principal amount of $125.0 million. Proceeds from the Secured First Lien Note were used primarily to finance the Kennedy acquisition. The Secured First Lien Note requires quarterly interest payments, with a repayment of principal on the maturity date of November 21, 2024. The Secured First Lien Note bears interest at an annual rate based on 3 month LIBOR plus an applicable margin of 5.25%. The interest rate on the Secured First Lien Note on August 28, 2020, prior to payoff was 6.7%. On August 28, 2020, as part of the Business Combination Agreement with CCH (as described in Note 1 "Operations and Summary of Significant Accounting Policies" and Note 2 "Acquisitions", the Senior Secured First Lien Floating Rate Note was paid off. The total repayment was $128.8 million, which includes a $2.5 million early termination fee included within other expense (income), net in the Successor period and $1.3 million of interest expense which had been accrued in the Predecessor period.
The First Lien Term Loan, the Secured First Lien Note and the ABL facility are collateralized by substantially all of the assets and liabilities of the Company. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of the Company. The Company was in compliance with its financial covenant as of September 27, 2020.
Other Notes Payable and Capital Leases
During the first fiscal quarter of 2020, the Company closed on the acquisition of Kitchen Cooked, as described in Note 2 "Acquisitions" and the acquisition included a deferred purchase price of $2.0 million. Additionally, during the first fiscal quarter of 2020, the Company purchased intellectual property that include a deferred purchase price of $0.5 million.

Amounts outstanding under notes payable consisted of the following:

	Successor	Predecessor
(in thousands)	As of September 27, 2020	As of December 29, 2019
Note payable – IO notes	$25,565	$33,700
Capital lease	6,051	6,055
Other	2,479	29
Total notes payable	34,095	39,784
Less: current portion	(7,909)	(7,984)
Long term portion of notes payable	$26,186	$31,800
During fiscal 2019, the Company sold $33.2 million of notes receivable from IOs on its books for $34.1 million in a series of transactions to a financial institution. Due to the structure of the transaction, the sale did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding notes receivable also remained on the Company’s books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through December 2028. The Company partially guarantees the outstanding loans, as discussed in further detail within “Note 12. Contingencies”. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
Interest expense for the Successor period from August 29, 2020 to September 27, 2020 was $1.8 million, $1.7 million of which was related to the Company’s credit facility and other long-term debt and $0.1 million of which was related to IO loans. Interest expense for the Predecessor period from June 29, 2020 to August 28, 2020 was $7.0 million, $6.2 million of which was related to the Company’s credit facility and other long-term debt, $0.4 million of which was related to amortization of deferred financing fees, and $0.4 million of which was related to IO loans. Interest expense for the 13 week period ended September 29, 2019 was $12.6 million, $11.4 million of which was related to the Company’s credit facility and other long-term debt, $0.5 million of which was related to amortization of deferred financing fees, and $0.7 million of which was related to IO loans. The interest expense on IO loans is a pass-through expense that has an offsetting interest income within Other Income (Expense).
Interest expense for the Predecessor period from December 30, 2019 to August 28, 2020 was $26.7 million, $23.3 million of which was related to the Company’s credit facility and other long-term debt, $1.7 million of which was related to amortization of deferred financing fees, and $1.7 million of which was related to IO loans. Interest expense for the 39 weeks ended September 29, 2019 was $38.0 million, $34.9 million of which was related to the Company’s credit facility and other long-term debt, $1.5 million of which was related to amortization of deferred financing fees, and $1.6 million of which was related to IO loans. The interest expense on IO loans is a pass-through expense that has an offsetting interest income within Other Income (Expense).
9.DERIVATIVE FINANCIAL INSTRUMENTS AND PURCHASE COMMITMENTS
Derivative Financial Instruments
To reduce the effect of interest rate fluctuations, the Company entered into an interest rate swap contract on September 6, 2019, with an effective date of September 30, 2019, with a counter party to make a series of payments based on a fixed interest rate of 1.339% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams are based on a notional amount of $250 million. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At September 27, 2020, the effective fixed interest rate on the long-term debt hedged by this contract was 4.2%. For further treatment of the Company’s interest rate swap, refer to “Note 10. Fair Value Measurements” and “Note 13. Accumulated Other Comprehensive (Loss) Income.”

Purchase Commitments
Additionally, the Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $53.0 million as of September 27, 2020.  The Company has recorded purchase commitment gain (losses) totaling $0.2 million for the Successor period from August 29, 2020 to September 27, 2020, $0.3 million for the Predecessor period from June 29, 2020 to August 28, 2020, and $(0.5) million for the 13 week period ended September 29, 2019. The Company has recorded purchase commitment losses totaling $(0.7) million for the Predecessor period from December 30, 2019 to August 28, 2020 and $(0.8) million for the 39 weeks ended September 29, 2019.
10.FAIR VALUE MEASUREMENTS
The Company follows the guidance relating to fair value measurements and disclosures with respect to financial assets and liabilities that are re-measured and reported at fair value each reporting period, and with respect to non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I) and the lowest priority to unobservable pricing inputs (Level III). A financial asset or liability’s level within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are described below:
Level I - Valuations are based on unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities;
Level II - Valuations are based on quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. Financial asset or liabilities which are included in this category are securities where all significant inputs are observable, either directly or indirectly; and
Level III - Prices or valuations that are unobservable and where there is little, if any, market activity for these financial assets or liabilities. The inputs into the determination of fair value inputs for these investments require significant management judgment or estimation. The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors. To the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.
The fair values of the Company’s Level 2 derivative instruments were determined using valuation models that use market observable inputs including interest rate curves and both forward and spot prices for commodities. Derivative assets and liabilities included in Level 2 primarily represent commodity and interest rate swap contracts.
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 27, 2020:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$32,024	$—	$—	$32,024
Total assets	$32,024	$—	$—	$32,024
Liabilities:
Commodity contracts	$—	$1,016	$—	$1,016
Interest rate swaps	—	5,802	—	5,802
Debt	—	411,451	—	411,451
Total liabilities	$—	$418,269	$—	$418,269

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 29, 2019:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$15,053	$—	$—	$15,053
Interest rate swaps	—	1,486	—	1,486
Total assets	$15,053	$1,486	$—	$16,539
Liabilities:
Commodity contracts	$—	$494	$—	$494
Debt	—	640,125	—	640,125
Total liabilities	$—	$640,619	$—	$640,619

11.SHARE-BASED COMPENSATION
2020 Omnibus Equity Incentive Plan

In August 2020, CCH’s shareholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of various equity-based incentive awards to eligible employees and directors of the Company and its subsidiaries. The types of equity-based awards currently outstanding under the 2020 Plan include RSUs, PSUs, and stock options.

There are 9,500,000 shares of Class A Common Stock reserved for issuance under the 2020 Plan. All awards currently issued under the 2020 Plan may be settled only in shares of Class A Common Stock.

Restricted Stock Units

2020 LTIP RSUs

In connection with the Business Combination, the Phantom Units issued under the 2018 LTIP were converted into the RSUs issued under the 2020 Long-Term Incentive Plan (the “2020 LTIP RSUs”), with each RSU vesting on December 31, 2021, provided that if a change in control of Utz, under the terms of the 2020 LTIP occurs prior to December 31, 2021, the 2020 LTIP RSUs will become 100% vested, unless earlier forfeited under their terms, and representing an unfunded, unsecured promise by the Company to issue a participant one share of Class A Common Stock. Holders of 2020 LTIP RSUs are subject to substantially similar terms to the holders of Phantom Units, including requisite service period and vesting conditions. The conversion of the 2018 LTIP Phantom Units was accounted for as a modification under ASC 718. The 2020 LTIP RSUs are equity-classified due to settlement being in shares.

As a result of the Business Combination, the Company converted the Phantom Units under the 2018 LTIP into 2020 LTIP RSUs, which may settle into up to 1,479,445 shares of Class A Common Stock plus such number of shares the Company may deliver, in its discretion, to satisfy certain gross-up obligations, under the 2020 LTIP at a fair value of $16.34 per unit to holders of the Phantom Units. The fair value of the Phantom Units being replaced was approximately $11.2 million at the Closing, which was attributable to the pre-combination service period and was included in the purchase price of the Business Combination. The fair value of the 2020 LTIP RSUs at the Closing of the Business Combination in excess of the fair value of the replaced Phantom Units attributable to the pre-combination period was approximately $13.9 million and is attributable to the post-combination requisite service period. Unrecognized compensation expense related to the 2020 LTIP RSUs was $13.0 million at September 27, 2020, which is expected to be recognized as expense over the remaining post-combination service period of approximately 1.3 years. The Company incurred $0.9 million of share-based compensation expense from August 29, 2020 through September 27, 2020. There were no forfeitures of 2020 LTIP RSUs during the Successor period.

Initial Grant RSUs

Under the 2020 Plan, the Company has granted certain employees and directors RSUs as a result of their significant contributions. These grants will settle upon vesting into shares of the Company’s Class A Common Stock, subject to continued employment. The Initial Grant RSUs for directors will vest on May 6, 2021, while the Initial Grant RSUs for certain employees will vest in equal installments on December 31, 2022 and December 31, 2023. The Initial Grant RSUs will participate in dividends of the Company beginning with the fiscal 2020 end-of-year dividend declaration, which is expected to be paid out in the first quarter of fiscal 2021.

During the period from August 29, 2020 through September 27, 2020, the Company granted 128,935 Initial Grant RSUs at a grant date fair value of $18.40 per unit, which is the closing share price of the Company’s Class A Common Stock on the grant date, provided that the issuance of the Initial Grant RSUs was contingent upon the Company filing a Form S-8 with the SEC, which occurred on November 2, 2020. All such RSUs remained unvested at September 27, 2020. Unrecognized compensation expense related to unvested Initial Grant RSUs was $2.3 million at September 27, 2020, which is expected to be recognized as expense over the weighted-average period of 2.3 years. The Company incurred $0.1 million of share-based compensation expense from August 29, 2020 through September 27, 2020. There were no forfeitures of Initial Grant RSUs during the Successor period.

Performance Share Units

The Company issued PSUs as part of the 2020 Plan, which settle into shares of the Company’s Class A Common Stock subject to the continued employment of the grantees and achievement of certain performance criteria, provided that the issuance of the PSUs was contingent upon the Company filing a Form S-8 with the SEC, which occurred on November 2, 2020. The number of PSUs that will vest is determined by the Company’s Class A Common Stock achieving a certain Total Shareholder Return (“TSR”) for the Company, relative to the TSR of a specified peer group. Depending on the Company’s TSR relative to the peer group TSR, the actual number of shares that will be vested can range from zero and up to 200% of the initial grant. The awards will vest 50% on December 31, 2022 and 50% on December 31, 2023, subject to the market condition described above. The PSUs will participate in dividends of the Company beginning with the fiscal 2020 end-of-year dividend declaration, which is expected to be paid out in the first quarter of fiscal 2021. Since the PSUs vest based on market conditions, a Monte Carlo simulation model was used to determine the grant-date fair value of the PSUs. The assumptions used in the Monte Carlo simulation model included a weighted average expected term of 2.8 years, weighted average expected volatility of 53.6%, and weighted average risk-free rate of 0.2%.

During the period from August 29, 2020 through September 27, 2020, the Company granted 140,076 PSUs at a weighted average grant date fair value of $23.67 per unit, all of which remained unvested at September 27, 2020. As of September 27, 2020, the Company had 3.2 million of total unrecognized compensation cost related to PSUs that will be recognized over a weighted average period of 2.8 years. The Company incurred $0.1 million in share-based compensation expense from August 29, 2020 through September 27, 2020 related to the PSUs. There were no forfeitures of PSUs during the period.

Stock Options

The Company granted its Executive Leadership Team stock options exercisable for Class A Common Stock of the Company, provided that the exercise of such stock options was contingent upon the Company filing a Form S-8 with the SEC, which occurred on November 2, 2020. Subject to continued employment, 50% of these options will vest on December 31, 2022 and 50% on December 31, 2023. The Company granted 286,268 stock options on August 28, 2020 and the exercise price of the options is the Company’s closing share price of $16.34 on August 28, 2020. The stock options have a maximum contractual life of 10 years from the grant date. No options were exercised or forfeited during the period, and no stock options were granted prior to the Business Combination.

The fair value of each stock option granted was determined to be $7.38 using the Black-Scholes Option Pricing Model based on an expected volatility of 46.8%, expected option term of approximately 6.4 years, and risk-free rate of return of 0.4%. The risk-free rates are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected option term was determined based on the simplified method as allowable under ASC 718 due to a lack of sufficient trading history for the Company’s common stock. The use of this method effectively assumes that exercise occurs evenly over the period from vesting until expiration, and therefore the expected term is the midpoint between the service period and the contractual term of the award.

As of September 27, 2020, the Company had $1.7 million of total unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.8 years. For the period from August 29, 2020 through September 27, 2020, the stock compensation expense related to the stock options was $0.0 million.

Utz Quality Foods, LLC 2018 Long-Term Incentive Plan

UBH recorded a reserve for the estimated fair value of vested Phantom Units under the 2018 LTIP of $14.4 million as of December 29, 2019 and $11.2 million as of August 28, 2020, the Closing Date of the Business Combination. The 2018 LTIP liability is included in non-current accrued expenses and other on the consolidated balance sheets of the Predecessor. In connection with the Business Combination, these awards were replaced by the 2020 LTIP, a sub-plan under the 2020 Plan.

12.CONTINGENCIES
Litigation Matters
The Company is involved in litigation and other matters incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations or cash flows.
Tax Matters
The Company received an assessment from the Commonwealth of Pennsylvania pursuant to a sales and use tax audit for the period from January 1, 2014 through December 31, 2016. As of September 27, 2020 and December 29, 2019, the Company had a reserve of $1.3 million, to cover the assessment.
Guarantees
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $4.2 million and $5.1 million at September 27, 2020 and December 29, 2019, respectively, all of which was recorded by the Company as an off balance sheet arrangement. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $4.3 million and $0.7 million at September 27, 2020 and December 29, 2019, respectively, which are off balance sheet. As discussed in “Note 8. Long-Term Debt”, the Company also sold notes receivable on its books to Bank of America during fiscal 2019, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at September 27, 2020 and December 29, 2019 was $18.3 million and $25.1 million, respectively. Due to the structure of the transaction, the sale did not qualify for sale accounting treatment, as such the Company records the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding note receivable also remained on the Company’s books. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $7.2 million and $8.6 million at September 27, 2020 and December 29, 2019, respectively, all of which was on balance sheet. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
Unclaimed Property
The Company was notified in September 2016 that several states requested an audit of the Company’s unclaimed property practices. The states initiating the audit include Connecticut, Idaho, Maryland, Massachusetts, New Hampshire, New York, South Dakota, and Tennessee but was later expanded to include a total of 22 states. The audit is limited to UQF and does not include any other legal entities. The audit consists of three components including accounts payable, payroll, and accounts receivable customer over-payments. The Company estimates that the potential liability for the accounts payable and payroll components is approximately $0.2 million, which has been included in the other accrued expenses section of the balance sheet as of September 27, 2020 and December 29, 2019. As of the date of these financial statements, the Company is not able to reasonably estimate the potential liability for the accounts receivable customer over-payments.

13.ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Total accumulated other comprehensive income was $0.3 million as of September 27, 2020 and $1.4 million as of December 29, 2019. Total accumulated other comprehensive (loss) income consists solely of unrealized gains (losses) from the Company’s derivative financial instruments accounted for as cash flow hedges.
During the period ended September 27, 2020, changes to the balance in accumulated other comprehensive (loss) income were as follows:

Predecessor
(in thousands)	Gains/(Losses) on Cash Flow Hedges
Balance as of December 29, 2019	$1,408
Unrealized gain (loss) on cash flow hedges	(7,917)
Balance as of June 28, 2020	(6,509)
Unrealized gain (loss) on cash flow hedges	454
Balance as of August 28, 2020	$(6,055)

Successor
(in thousands)	Gain on Cash Flow Hedges
Balance as of August 29, 2020	$—
Unrealized gain on cash flow hedges	252
Balance as of September 27, 2020	$252
14.SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest was $1.6 million for the Successor period from August 29, 2020 to September 27, 2020, $28.8 million for the Predecessor period from December 30, 2019 to August 28, 2020, and $40.2 million for the 39 weeks ended September 29, 2019. Refunds related to income related taxes were $0.0 million for the Successor period from August 29, 2020 to September 27, 2020, $0.2 million for the Predecessor period from December 30, 2019 to August 28, 2020, and $0.1 million for the 39 weeks ended September 29, 2019. Payments made for income-related taxes were $0.3 million for the Successor period from August 29, 2020 to September 27, 2020, $0.5 million for the Predecessor period from December 30, 2019 to August 28, 2020, and $1.8 million for the thirty-nine weeks ended September 29, 2019. The following non cash considerations were part of the Business Combination Agreement with CCH; Continuing Members' retained restricted units totaling $54.1 million, TRA totaling $51.4 million, and LTIP RSU awards totaling $11.2 million.
15.INCOME TAXES
UBI is taxed as a corporation and is subject to corporate federal, state and local taxes on the income allocated to it from UBH, based upon UBI’s economic interest in UBH, as well as any stand-alone income or loss it generates. UBH wholly-owns UQF, UTZTRAN LLC, Kennedy, GH Pop Holdings LLC, Good Health, Condor Snack Foods LLC, and Snikiddy, which are disregarded entities for federal and most applicable state and local tax purposes. UBH and its disregarded subsidiaries are treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, UBH is not subject to U.S. federal and certain state and local income taxes. UBH’s members, including UBI, are liable for federal, state and local income taxes based on their allocable share of UBH’s pass-through taxable income, which includes income of UBH's subsidiaries that are treated as disregarded entities separate from UBH for income tax purposes.

UBH wholly-owns Heron Holding Corporation ("Heron"), which wholly-owns Golden Flake, Inventure Foods, and Kitchen Cooked. Heron and its subsidiaries are subject to corporate federal, state and local taxes on income they generate. As such, the consolidated tax provision of UBI addresses corporate taxes that it incurs based on its flow-through income from UBH as well as corporate taxes that are incurred by Heron and its subsidiaries.

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. The Company’s effective tax rates for the period August 29, 2020 through September 27, 2020 and June 29, 2020 through August 28, 2020 were 54.3% and (38.6)%, respectively. The Company’s effective tax rate for December 29, 2019 through August 28, 2020 was 53.7%. The Company’s effective tax rates for the thirteen and thirty-nine week periods ended September 29, 2019 were 9.0% and 20.8%, respectively. The Company’s effective rates differ from the federal statutory rate of 21% primarily due to the impact of UBH, which is a partnership, is not taxed at the Company level, and is required to allocate some of its taxable results to the Continuing Members, as well as state taxes.

As a result of the Business Combination, the Company recognized a deferred tax asset (“DTA”) in the amount of $52.5 million to account for the difference between the Company’s book and tax basis in its UBH limited liability company units. At the Closing, the Company concluded, based on the weight of all positive and negative evidence, that the DTA is not likely to be realized. As such, a full valuation allowance was recorded. The financial statements reflect a net deferred tax liability (“DTL”) of $23.0 million, the detail of which is outlined in the following table.

Deferred Tax
(in thousands)	Asset or (Liability)

UBI
Investment in UBH partnership	$52,538
Valuation Allowance - non-reversing temporary differences	(52,538)
Subtotal - UBI	—

Heron and Subsidiaries
Fixed assets	(10,915)
Intangible assets	(26,069)
Federal and state net operating losses	14,029
Other temporary differences	1,551
Subtotal	(21,404)
Valuation allowance - state net operating losses	(1,554)
Subtotal - Heron and Subsidiaries	(22,958)

Total	$(22,958)

The Company files federal and state tax returns. These returns are generally open to examination by the relevant tax authorities from three to four years from the date they are filed, although there is variation by jurisdiction. The tax filings relating to the Company's US federal tax returns are currently open to examination for years beginning in 2017 and state tax returns are open to examination for tax years beginning in 2015.

Upon audit, tax authorities may challenge all or part of a tax position. The Company regularly assesses the outcome of a potential examination in each tax jurisdiction and does not expect to record any material changes during 2020 to the balance of unrecognized tax benefits of $0 reported at December 29, 2019.

Tax receivable agreement liability

Pursuant to an election under section 754 of the Internal Revenue Code, the Company obtained an increase in its share of the tax basis in the net assets of UBH when it was deemed to purchase UBH units from the Continuing Members and UPA Seller per the Business Combination. The Continuing Members have the option to exchange UBH units for UBI common stock post-Business Combination. The Company intends to treat any such exchanges as direct purchases for U.S. federal income tax purposes, which is expected to further increase its share of the tax basis in the net assets of UBH. The increases in tax basis may reduce the amounts the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

Pursuant to the Business Combination Agreement, the Company entered into the TRA, which provides for the payment by the Company of 85% of the amount of any tax benefits realized as a result of (i) increases in the share of the tax basis in the net assets of UBH resulting from the Business Combination and any future exchanges by the Continuing Members of UBH units for UBI common stock; (ii) tax basis increases attributable to payments made under the TRA; and (iii) tax amortization deductions attributable to the acquisition of Kennedy and the election to treat the transaction as an asset deal for tax purposes (the "TRA Payments"). The rights of each party under the TRA other than the Company are assignable, subject to certain restrictions. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable, among other factors.

As of September 27, 2020, the Company had a liability of $51.4 million related to its projected obligations under the TRA, which is reflected as a non-current accrued expense in the consolidated balance sheet.

16.VARIABLE INTEREST ENTITIES
Prior to the merger of SRS and UQF described in “Note 1. Operations and Summary of Significant Accounting Policies”, UQF held a variable interest in SRS a commonly controlled entity, for which UQF is the primary beneficiary since UQF had the power to direct the activities of SRS and the obligation to absorb losses and the right to receive benefits. UQF leased properties owned by SRS. The acquisitions of these properties were funded by UQF through notes receivable. As the primary beneficiary of this variable interest entity, the assets, liabilities and results of operations are included in UQF’s consolidated financial statements. The equity holders’ interests were reflected in “Net income attributable to noncontrolling interest” in the consolidated statements of operations and comprehensive income (loss) and “Noncontrolling interest” in the consolidated balance sheets. The total amount of lease expense/income between SRS and UQF for the thirteen and thirty-nine weeks ended September 29, 2019 was $1.1 million and $3.3 million, respectively, which was eliminated in consolidation. When SRS merged with UQF, UQF assumed all assets and liabilities of SRS and any notes receivable or payable between the two companies were relieved.
17.BUSINESS RISK
The novel coronavirus, or COVID-19, outbreak began to impact consumption, distribution and production of the Company’s products in March 2020. The Company is taking necessary preventive actions and implementing additional measures to protect its employees who are working on site. The Company continues to experience higher demand for its products versus the prior year, and we are servicing that demand by increasing production and distribution activities. Generally, producers of food products, including salty snacks, have been deemed “essential industries” by federal, state, and local governments and are exempt from certain COVID-19-related restrictions on business operations. The Company’s strategic manufacturing capabilities and DSD distribution network have allowed it to effectively service increases in demand and be responsive to evolving market dynamics driven by changes in consumer behavior. The Company continues to monitor customer and consumer demands, and intends to adapt its plans as needed to continue to meet these demands. The event is still ongoing, and the Company is in the process of evaluating the financial impact.
18. EQUITY

Class A Common Stock

The Company is authorized to issue 1,000,000,000 shares of Class A Common Stock, par value $0.0001 per share, of which 59,369,050 shares of UBI were issued and outstanding on September 27, 2020. Upon the Closing of the Business Combination, all shares of CCH Class A ordinary shares, including 3,500,000 Forward Purchase Class A Ordinary Shares of CCH that were issued at the Closing of the Business Combination as part of the Forward Purchase Agreement discussed below, and Class B ordinary shares, less shareholder redemptions, were converted on a one-for-one basis into shares of Class A Common Stock, including 2,000,000 shares of Class B Common Stock initially issued to the Sponsor, which immediately vested upon the Closing of the Business Combination and converted into shares of Class A Common Stock of the Company.

Class V Common Stock

The Company is also authorized to issue 61,249,000 shares of Class V Common Stock, par value of $0.0001 all of which were issued to the Continuing Members in connection with the Closing of the Business Combination, as described in Note 2 “Acquisitions”. Each of the Continuing Members' common limited liability company units of UBH along with a share of Class V Common Stock may be exchanged for one share of Class A Common Stock of the Company upon certain restrictions being satisfied, as described in Note 2 “Acquisitions”. All 61,249,000 shares of Class V Common Stock were outstanding as of September 27, 2020.

Warrants

Prior to the Business Combination, CCH issued 15,833,332 public warrants, including 1,166,666 Forward Purchase Warrants that were issued at the Closing as part of the Forward Purchase Agreement discussed below, and 7,200,000 private placement warrants. As a result of the Business Combination, the Company assumed the CCH equity warrants and such warrants are now exercisable for shares of UBI Class A Common Stock instead of Class A ordinary shares of CCH. All other features of the warrants remain unchanged. As of September 27, 2020, there were 15,833,332 public warrants and 7,200,000 private placement warrants outstanding.

Forward Purchases

In connection with the Closing of the Business Combination and pursuant to a Forward Purchase Agreement entered into between CCH, CCH’s Sponsor, and CCH’s independent directors, CCH consummated the sale and issuance of 3,500,000 Forward Purchase Shares and Forward Purchase Warrants to acquire up to 1,166,666 Class A ordinary shares of CCH at $11.50 per share, for aggregate proceeds of $35,000,000 that were used to fund the Business Combination.

19. EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding during the Successor period. Diluted earnings per share is based on the weighted average number shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share-based awards outstanding during the Successor period. Refer to Note 11. Share-Based Compensation for further information on the share based awards considered in the diluted EPS computation.

Given the historical partnership equity structure of UBH, the Company determined that the calculation of earnings per membership unit results in values that are not a valuable metric to users of these consolidated financial statements. Therefore, EPS information is omitted for the Predecessor periods.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

Successor
(in thousands, except share data)	From August 29, 2020 through September 27, 2020
Basic earnings per share:
Numerator:
Net loss attributable to controlling interest	$(111)
Denominator:
Weighted average Class A Common Stock shares, basic	59,369,050
Basic earnings per share	$—
Diluted earnings per share:
Numerator:
Net loss attributable to controlling interest	$(111)
Denominator:
Weighted average Class A Common Stock shares, basic	59,369,050
Effect of dilutive securities:
Warrants	7,928,050
2020 LTIP RSUs	815,224
PSUs	140,076
Stock options	19,530
Weighted average Class A Common Stock shares, diluted	68,271,930
Diluted earnings per share	$—

Class V Common Stock not subject to earnings per share calculation	61,249,000
Net loss attributable to noncontrolling interest	$2,320

The diluted earnings per share computation excludes the effect of certain RSUs granted to Directors and Management which convert to Class A Common Stock upon vesting 50% at December 31, 2022 and 50% at December 31, 2023, as their inclusion would have been anti-dilutive.

Shares of the Company’s Class V Common Stock do not participate in earnings or losses of the Company and, therefore, are not participating securities. Additionally, none of the share based compensation awards participated in earnings or losses of the Company during the Successor period from August 29, 2020 through September 27, 2020. As such, basic and diluted earnings per share calculations under the two-class method were not required. At September 27, 2020, the Continuing Members held all 61,249,000 shares of Class V Common Stock issued and outstanding and also held an equal number of common limited liability company units of UBH, which comprise the noncontrolling interest. The net loss attributable to the noncontrolling interest was $2.3 million for the Successor period from August 29, 2020 through September 27, 2020.

20. SUBSEQUENT EVENTS
On November 2, 2020, the Company, through its subsidiary UQF acquired certain assets of the H.K. Anderson business, a leading brand of peanut butter-filled pretzels, from Conagra Brands, Inc. for less than $10 million (including the price of certain inventory on hand at the closing of such acquisition). The acquisition includes certain intangible assets and inventory and is intended to broaden the Company's product offering to include filled pretzels.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the Company’s business. Specifically, forward-looking statements may include statements relating to:

•the financial position, capital structure, indebtedness, business strategy and plans and objectives of management for future operations
•the benefits of the Business Combination;
•the future performance of, and anticipated financial impact on, the Company following the Business Combination;
•expansion plans and opportunities; and
•other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and the Company management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, the Company’s results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•the risk that the proposed Business Combination disrupts current plans and operations;
•the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, and the ability of the Company to grow and manage growth profitably and retain its key employees;
•the outcome of any legal proceedings that may be instituted against the Company following the consummation of the Business Combination;
•changes in applicable laws or regulations;
•costs related to the Business Combination;
•the inability of the Company to maintain the listing of the Company’s Class A Common Stock and warrants on the New York Stock Exchange;
•the inability to develop and maintain effective internal controls;
•the risk that the Company’s gross profit margins may be adversely impacted by a variety of factors, including variations in raw materials pricing, retail customer requirements and mix, sales velocities and required promotional support;
•changes in consumers’ loyalty to the Company’s brands due to factors beyond the Company’s control;
•changes in demand for the Company’s product affected by changes in consumer preferences and tastes or if the Company is unable to innovate or market its products effectively;
•costs associated with building brand loyalty and interest in the Company’s products which may be affected by the Company’s competitors’ actions that result in the Company’s products not suitably differentiated from the products of competitors;
•fluctuations in results of operations of the Company from quarter to quarter because of changes in promotional activities;
•the possibility that the Company may be adversely affected by other economic, business or competitive factors; and
•other risks and uncertainties indicated in this Quarterly Report on Form 10-Q or the Current Report on Form 8-K filed by the Company with the SEC on September 3, 2020, including those set forth under the section entitled “Risk Factors.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Throughout this section, unless otherwise noted “the Company”, “we”, “us”, “our”, "Successor", "UBI" and “Utz” refer to Utz Brands, Inc. and its consolidated subsidiaries. The Predecessor period refers to Utz Brands Holdings, LLC ("UBH" or the "Predecessor"), which closed the Business Combination with the Company on August 28, 2020.
The following discussion and analysis of our financial condition and results of operations of Utz (the “MD&A”) should be read in conjunction with our unaudited combined interim consolidated financial statements as of and for the periods ended September 27, 2020, together with related notes to those statements include under Item 1 hereof and the financial statements of UBH as of December 29, 2019 and December 30, 2018, and for the fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017 and related notes thereto, as well as the sections entitled “Information About Utz Brands” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Utz” incorporated by reference to the Form 8-K filed by UBI with the SEC on September 3, 2020. In addition to historical information, the following discussion contains forward-looking statements, including, but not limited to, statements regarding our expectations for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under “Risk Factors” and “Forward-Looking Statements,”. We assume no obligation to update any of these forward-looking statements.
Our fiscal year end is the Sunday closest to December 31. Our fiscal year 2019 ended December 29, 2019 and was a fifty-two-week period and our fiscal year 2020 ends January 3, 2021 and is a fifty-three-week fiscal year. Our fiscal quarters are comprised of thirteen weeks each, except for fifty-three-week fiscal periods for the which the fourth quarter is comprised of fourteen weeks, and end on the thirteenth Sunday of each quarter (fourteenth Sunday of the fourth quarter, when applicable). Our third fiscal quarters for 2020 and 2019 ended on September 27, 2020 and September 29, 2019, respectively.
Overview
We are a leading manufacturer, marketer, and distributor of high-quality, branded snacking products in the United States. We produce a broad offering of salty snacks, including potato chips, pretzels, cheese snacks, veggie snacks, pork skins, pub/party mixes, and other snacks. Our iconic portfolio of authentic, craft, and “better for you” brands, which includes Utz®, Zapp’s®, Golden Flake®, Good Health®, Boulder Canyon®, Hawaiian® Brand, and TORTIYAHS!®, among others, enjoys strong household penetration in the United States, where our products can be found in approximately 40% of U.S. households. We operate 14 manufacturing facilities with a broad range of capabilities, and our products are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors, and more than 1,600 direct-store-delivery (“DSD”) routes. Our company was founded in 1921 in Hanover, Pennsylvania, and benefits from nearly 100 years of brand awareness and heritage in the salty snack industry. We have historically expanded our geographic reach and product portfolio organically and through acquisitions and have achieved more than 40 consecutive years of growth. Based on 2019 retail sales, we are second-largest producer of branded salty snacks in our core geographies, consisting of our legacy Northeast and Mid-Atlantic states of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia, and Washington D.C. as well as Alabama, Illinois, Oregon, and Washington where we have acquired strong regional brands and distribution capabilities in recent years.
Business Combination
On August 28, 2020 (the "Closing Date"), Collier Creek Holdings ("CCH") domesticated into a Delaware corporation and changed its name to "Utz Brands, Inc." (the “Domestication”) and consummated the acquisition of certain limited liability company units of UBH, the parent of Utz Quality Foods, LLC (“UQF”), as a result of a new issuance by UBH and purchases from UBH’s existing equity holders pursuant to a Business Combination Agreement, dated as of June 5, 2020 (the “Business Combination Agreement”) among CCH, UBH and Series U of UM Partners, LLC (“Series U”) and Series R of UM Partners, LLC (“Series R” and together with Series U, the “Continuing Members”) (the Domestication and the transactions contemplated by the Business Combination Agreement, collectively, the “Business Combination”), following the approval at the extraordinary general meeting of the shareholders of CCH held on August 27, 2020.
UBI was determined to be the accounting acquirer and UBH was determined to be the accounting acquiree, in accordance with ASC 810, as the Company is considered to be the primary beneficiary of UBH after the Business Combination. Under the ASC 805, Business Combinations, acquisition method of accounting, purchase price allocation of assets acquired and liabilities assumed of UBH are presented based on their estimated fair values as of the Closing.

As a result of the Business Combination, UBI’s financial statement presentation distinguishes UBH as the “Predecessor” for periods prior to the Closing. UBI, which includes consolidation of UBH subsequent to the Business Combination, is the “Successor” for periods after the Closing. As a result of the application of the acquisition method of accounting in the Successor period, the financial statements for the Successor period are presented on a full step-up basis as a result of the Business Combination, and are therefore not comparable to the financial statements of the Predecessor period that are not presented on the same full step-up basis due to the Business Combination.
Key Developments and Trends
Our management team monitors a number of developments and trends that could impact our revenue and profitability objectives.
Long-Term Demographics, Consumer Trends, and Demand – We participate in the attractive and growing $26 billion U.S. salty snacks category, within the broader $93 billion market for U.S. snack foods. The salty snacks category has grown retail sales at an approximately 4.3% compound annual growth rate (“CAGR”) over the last five years. During fiscal 2020, snacking occasions are on the rise as consumers increasingly seek out convenient, delicious snacks for both on-the-go and at-home lifestyles. According to data from the Hartman Group, The Consumer Goods Forum, and IRI, approximately 50% of U.S. eating occasions are snacks, with 95% of the U.S. population snacking daily and the average American snacking 2.6 times per day. Additionally, the salty snacks category has historically benefited from favorable competitive dynamics, including low private label penetration and category leaders competing primarily through marketing and innovation. We expect these consumer and category trends to continue to drive strong retail sales growth for salty snacks.
As a staple food product with resilient consumer demand and a predominantly domestic supply chain, the salty snack category is well positioned to navigate periods of economic disruption or other unforeseen global events. The U.S. salty snack category has demonstrated strong performance through economic downturns historically, growing at a 4% CAGR from 2007 to 2010 during the last recession and more recently demonstrated during the novel coronavirus (“COVID-19”) pandemic which began in March 2020 in the U.S. For the 39 weeks ended September 27, 2020, U.S. retail sales for salty snacks based on IRI data increased by 9.8% versus the comparable prior year period while our retail sales increased by 15.4% in the same period.
Competition – The salty snack industry is highly competitive and includes many diverse participants. Our products primarily compete with other salty snacks but also compete more broadly for certain eating occasions with other snack foods. We believe that the principal competitive factors in the salty snack industry include taste, convenience, product variety, product quality, price, nutrition, consumer brand awareness, media and promotional activities, in-store merchandising execution, customer service, cost-efficient distribution, and access to retailer shelf space. We believe we compete effectively with respect to each of these factors.
Operating Costs – Our operating costs include raw materials, labor, manufacturing overhead, selling, distribution, general and administrative expenses. We manage these expenses through annual cost saving and productivity initiatives, sourcing and hedging programs, pricing actions, refinancing and tax optimization. Additionally, we maintain ongoing efforts led by our project management office, or PMO, to expand our profitability, including implementing significant reductions to our operating cost structure in both supply chain and overhead costs.
Taxes – On March 27, 2020, The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted which includes various tax provisions with retroactive effect. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are effective retroactively for years ending before the date of enactment. The Company deferred $5.2 million of payroll tax deposits per the CARES Act. The deferred payroll taxes must be deposited in two installments, with half due on December 31, 2021 and the remainder on December 31, 2022. We continue to evaluate the impact of the CARES Act; however, we believe it is unlikely to have a material effect on the Company’s consolidated financial position, results of operations, and cash flow.

Financing Costs – We regularly evaluate our variable and fixed-rate debt. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments, dividends and share repurchases. Our weighted average interest rate for both the thirteen week and thirty-nine weeks period ended September 27, 2020 was 4.7%, down from 6.7% during the same timeframe in fiscal 2019. We have begun to use interest rate swaps to manage our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 8 "Long-Term Debt" and Note 9 "Derivative Financial Instruments and Purchase Commitments" to our unaudited condensed consolidated financial statements included under Part I, Item 1 to this Quarterly Report on Form 10-Q for additional information on debt, derivative and purchase commitment activity.

LIBOR Transition – As of September 27, 2020, we had $410.0 million in variable rate indebtedness, down from $649.3 million at March 29, 2020 and $650.6 million at December 29, 2019, all or a portion of which uses London interbank offered rates, or LIBOR, as a benchmark for establishing applicable rates. As announced in July 2017, LIBOR is expected to be phased out by the end of 2021. Although many of our LIBOR-based obligations provide for alternative methods of calculating the interest rate payable if LIBOR is not reported, the extent and manner of any future changes with respect to methods of calculating LIBOR or replacing LIBOR with another benchmark are unknown and impossible to predict at this time and, as such, may result in interest rates that are materially higher than current interest rates. If interest rates applicable to our variable interest indebtedness increase, our interest expense will also increase, which could make it difficult for us to make interest payments and fund other fixed costs and, in turn, adversely impact our cash flow available for general corporate purposes.
COVID-19 – In March 2020, the World Health Organization declared that COVID-19 constituted a “Public Health Emergency of International Concern” and later characterized it as a “pandemic”. In response, we have taken necessary preventive actions and continue to implement safety measures to protect our employees who are working on and off site. The same time period, March 2020, also marked the beginning of COVID-19’s impact on the consumption, distribution and production of our products. Demand for product increased significantly for several weeks in late March and into April 2020 as customers “pantry-loaded” in response to “shelter-in-place” measures that were enacted in many markets. Following that initial spike, in the weeks that followed, demand for product has continued to out-pace prior year rates as families have favored “at-home” dining at a greater rate than pre-pandemic levels. We have serviced that demand by increasing production and distribution activities. Our strategic manufacturing capabilities and DSD distribution network have allowed us to effectively service the increased demand and be responsive to evolving market dynamics driven by changes in consumer behavior. We will continue to monitor customer and consumer activity and adapt our plans as necessary to best service the business.
Recent Developments and Significant Items Affecting Comparability
Acquisitions
On November 19, 2019, we entered into a stock purchase agreement to acquire all outstanding shares of common stock and certain real estate assets of Kitchen Cooked Inc., an Illinois corporation (“Kitchen Cooked”). We acquired Kitchen Cooked to expand our distribution and production capacity in Illinois and the surrounding area. The acquisition closed on December 30, 2019 when we made a cash payment of $6.9 million and recorded $2.0 million in deferred payment obligations for the acquisition of the outstanding shares of Kitchen Cooked as well as certain real estate supporting its operations. The $2.0 million in deferred payments are payable in installments of $1.0 million each on the first two anniversaries following the closing date.
On October 21, 2019, we closed on our acquisition of Kennedy Endeavors, LLC (“Kennedy”) from Conagra Brands Inc. Kennedy consists of two divisions: Tim’s Cascade Snacks and Snyder of Berlin, which are snack food manufacturers. We acquired this business to expand our national footprint and our DSD snacks business as well as capture significant synergies. The acquisition provided us with the second largest DSD network for branded salty snacks in the Pacific Northwest, a regional production facility outside of Seattle, Washington, and increased scale with retailers in the Western United States. Our Consolidated Statements of Operations and Comprehensive Income include the operations of this business from October 21, 2019 through December 29 in 2019 and also the first two fiscal quarters of 2020.
Commodity Trends
We regularly monitor worldwide supply and commodity costs so we can cost-effectively secure ingredients, packaging and fuel required for production. A number of external factors such as weather conditions, commodity market conditions, and the effects of governmental, agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address commodity costs primarily through the use of buying-forward, which locks in pricing for key materials between three and 12 months in advance. Other methods include hedging, net pricing adjustments to cover longer term cost inflation, and manufacturing and overhead cost control. Our hedging techniques, such as forward contracts, limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Due to competitive or market conditions, planned trade or promotional incentives, or other factors, our pricing actions may also lag commodity cost changes temporarily.
While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources.

Independent Operator Conversions
Our DSD distribution is executed via company-owned routes operated by company employee route sales professionals (“RSPs”), and third-party routes managed by independent operators, or IOs. We have used the IO and RSP models for more than a decade. In fiscal year 2017, we embarked on a multi-year strategy to convert all company owned RSP routes to the IO model. The mix between IOs and RSP was approximately 78% and 22%, respectively as of September 27, 2020 versus a 76% and 24% ratio for IOs and RSPs respectively as of September 29, 2019. We anticipate completing all remaining conversions by the first half of 2022. The conversion process involves selling distribution rights to a defined route to an IO. As we convert a large number of routes in a year, there is a meaningful decrease in the selling and administrative costs that we previously incurred on RSPs and a corresponding increase in discounts paid to IOs to cover their costs to distribute our product. The net impact is a reduction in Selling expenses and a decrease in Net Sales and Gross Profit. Conversions also impact our balance sheet resulting in cash proceeds to us as a result of selling the route to an IO, or by creating notes receivable related to the sale of the routes.
Controls and Procedures
We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act and are therefore not required in connection with periods ended prior to the consummation of the Business Combination to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Upon the consummation of the Business Combination, we will be required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which will require our management to certify financial and other information in our quarterly and annual reports. We will be required to provide an annual management report on the effectiveness of our internal control over financial reporting beginning with our annual report for the fiscal year ending January 3, 2021. We will not be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 until our first annual report subsequent to our ceasing to be an “emerging growth company” within the meaning of Section 2(a) of the Securities Act.
Financial Outlook
We seek to achieve profitable, long-term growth and manage our business to attain this goal using our key operating metrics: Adjusted Gross Profit, EBITDA, Adjusted EBITDA and Further Adjusted EBITDA. We use these non-GAAP financial metrics and related computations to evaluate and manage the business and to plan and make near and long-term operating and strategic decisions. As such, we believe these metrics are useful to investors as they provide supplemental information in addition to U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), financial results. We believe it is useful to provide investors with the same financial information that we use internally to make comparisons of historical operating results, identify trends in underlying operating results, and evaluate our business. We believe our non-GAAP financial measures should always be considered in relation to results under U.S. GAAP. We have provided reconciliations between U.S. GAAP and non-GAAP financial measures under the heading “Non-GAAP Financial Measures”, which appears later in this section.
Results of Operations
Overview
The following table presents selected financial data for the Successor period from August 29, 2020 through September 27, 2020 and the Predecessor periods from June 29, 2020 through August 28, 2020 and the 13 weeks ended September 29, 2019. Additionally, we have presented the Predecessor periods from December 30, 2019 through August 28, 2020 and the 39 weeks ended September 29, 2019.
We have prepared our discussion of the results of operations by comparing the results of the combined Successor period from August 29, 2020 through September 27, 2020 and Predecessor period from June 29, 2020 through August 28, 2020 with the 13 week period ended September 29, 2019. Additionally, we compared the results of the combined Successor period from August 29, 2020 through September 27, 2020 and Predecessor period from December 30, 2019 through August 28, 2020 with the 39 week period ended September 29, 2019. We believe this approach provides the most meaningful basis of comparison and is more useful in identifying current business trends for the periods presented. The combined results of operations included in our discussion below are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved had the Business Combination occurred at the beginning of fiscal 2019, and should not be viewed as a substitute for the results of operations of the Predecessor and Successor periods presented in accordance with U.S. GAAP.

	Successor	Predecessor		Predecessor
(in thousands)	From August 29, 2020 through September 27, 2020	From June 29, 2020 through August 28, 2020	For the 13 weeks ended September 29, 2019	From December 30, 2019 through August 28, 2020	For the 39 weeks ended September 29, 2019
Net sales	$79,372	$168,656	$199,628	$638,662	$566,472

Cost of goods sold	55,305	106,484	129,793	411,595	378,290

Gross profit	24,067	62,172	69,835	227,067	188,182

Selling and administrative expenses
Selling	16,859	33,648	40,490	131,579	113,950
Administrative	8,451	25,626	10,432	64,050	33,908

Total selling and administrative expenses	25,310	59,274	50,922	195,629	147,858

Gain on sale of assets
Gain (loss) on disposal of property, plant and equipment	5	(14)	4,790	79	5,806
Gain on sale of routes, net	59	233	1,179	1,264	6,419

Total gain on sale of assets	64	219	5,969	1,343	12,225

(Loss) income from operations	(1,179)	3,117	24,882	32,781	52,549

Other (expense) income
Interest expense	(1,818)	(7,029)	(12,617)	(26,659)	(38,012)
Other (expense) income	(2,323)	432	(921)	1,271	(1,125)

Other (expense) income, net	(4,141)	(6,597)	(13,538)	(25,388)	(39,137)

(Loss) income before taxes	(5,320)	(3,480)	11,344	7,393	13,412

Income tax (benefit) expense	(2,889)	1,344	1,021	3,973	2,787

Net (loss) income	(2,431)	(4,824)	10,323	3,420	10,625

Net loss (income) attributable to noncontrolling interest	2,320	—	(723)	—	(1,420)

Net (loss) income attributable to controlling interest	$(111)	$(4,824)	$9,600	$3,420	$9,205

Adjusted EBITDA	$13,679	$24,483	$27,300	$86,271	$69,900
Thirteen Weeks Ended September 27, 2020 (Successor and Predecessor) versus Thirteen Weeks Ended September 29, 2019 (Predecessor)
Net sales
Net sales was $79.4 million for the Successor period, $168.7 million from June 29, 2020 through August 28, 2020, and $199.6 million for the thirteen weeks ended September 29, 2019. Net sales for the combined thirteen weeks ended September 27, 2020 increased $48.4 million or 24.2% over the comparable period in 2019. The increase in net sales in the third fiscal quarter of 2020 was related to the Kennedy acquisition and Kitchen Cooked acquisition, as well as increased sales across customers and geographies that were heightened by increased in-home consumption of salty snacks due to COVID-19.
IO discounts increased from $20.0 million for the thirteen weeks ended September 29, 2019 to $25.2 million for the corresponding fiscal period in 2020. Excluding the impacts of acquisitions and changes to IO discounts, total net sales grew 9.5% for the thirteen weeks ended September 27, 2020 versus the corresponding period in 2019.

Net sales are evaluated based on classification as Power and Foundation brands. Power brands include our iconic heritage Utz brand; craft brands such as Zapp’s®, Golden Flake® Pork Skins, and Hawaiian®; “better for you” brands such as Good Health® and Boulder Canyon®; and selected licensed brands such as TGI Fridays® and Herdez®. Our Foundation brands are comprised of several regional brands, including Bachman®, Golden Flake® Chips and Cheese, Tim’s Cascade® Snacks, Snyder of Berlin®, and “Dirty” Potato Chips® as well as partner and private label brands.
For the thirteen weeks ended September 27, 2020, excluding the impact of higher IO discounts and brands acquired through our Kennedy and Kitchen Cooked acquisitions, Power Brand sales increased by approximately 10%, while Foundation Brand sales decreased approximately 2%. Growth in Power Brands was led by Utz®, Zapp’s®, TORTIYAHS!® and Golden Flake Pork® Skins brands, with strong increases across Core, Expansion and Emerging geographies. The decline in Foundation Brands reflects our strategy to focus on our Power Brands and continued softness in foodservice, up-and-down-the-street customers, and the convenience channel due to COVID-19. Conversely, our Power Brands have a stronger presence in large format channels, which have performed well during this time period.
Cost of goods sold and Gross profit
Gross profit was $24.1 million for the Successor period, $62.2 million from June 29, 2020 through August 28, 2020, and $69.8 million for the thirteen weeks ended September 29, 2019. Gross profit for the thirteen weeks ended September 27, 2020 increased $16.4 million or 23.5% over the comparable period in 2019. The increase in gross profit in the fiscal third quarter of 2020 was driven by higher sales, contributions from the Kennedy and Kitchen Cooked acquisitions, leveraging our existing infrastructure and available capacity, as well as lower per unit costs for materials and overhead driven by productivity initiatives, and lower commodity costs, which were partially offset by the amortization of acquired inventory of $5.8 million.
Our gross profit margin was 34.8% for the fiscal third quarter of 2020 versus 35.0% for the corresponding thirteen week period in 2019. Excluding the amortization of acquired inventory, the improvement in gross profit margin was primarily driven by the sales volume leverage on controllable overhead costs and productivity savings. IO discounts increased from $20.0 million in the third fiscal quarter of the prior year to $25.2 million in the corresponding period of fiscal 2020, reducing gross profit by $5.2 million.
Selling and administrative expense
Selling and administrative expenses was $25.3 million for the Successor period, $59.3 million from June 29, 2020 through August 28, 2020, and $50.9 million for the thirteen weeks ended September 29, 2019. Selling and administrative expenses increased $33.7 million or 66.1% over the comparable period in 2019. The increased expenses in the third quarter of 2020 were driven by higher transaction-related service provider fees, higher operational costs related to incremental sales volume, operating expense of the acquired Kennedy and Kitchen Cooked businesses, and higher incentive compensation expense, partially offset by a $5.1 million gain on the modification of certain stock compensation awards during the period ending August 28, 2020.
Gain (loss) on sale of assets
Gain on sale of assets was $0.1 million for the Successor period, $0.2 million from June 29, 2020 through August 28, 2020, and $6.0 million for the thirteen weeks ended September 29, 2019. Gain on sale of assets was primarily driven by a reduction in the number of conversions of RSP routes to IO routes, which resulted in lower proceeds from the sale of routes in the third fiscal quarter of 2020 compared to the same time period in 2019. Additionally, Company owned routes were recorded at fair value as a result of the Business Combination.
Other (expense) income, net
Other expense, net was $4.1 million for the Successor period, $6.6 million from June 29, 2020 through August 28, 2020, and $13.5 million for the thirteen weeks ended September 29, 2019. The Company incurred a $2.5 million of expenses for the prepayment penalty paying off the Senior Secured First Lien Note during the Successor period. Interest expense decreased $3.8 million for the thirteen weeks ended September 27, 2020, versus the corresponding period in 2019. The lower interest expense was driven by a reduction in the comparative average LIBOR rate and payoff of the existing second lien and subsequent origination of a new term loan with a lower fixed rate component in the fiscal fourth quarter of 2019, which favorably impacted the third fiscal quarter of 2020.
Income taxes
Income tax benefit was $2.9 million for the Successor period, compared to Income tax expense of $1.3 million from June 29, 2020 through August 28, 2020 and $1.0 million for the thirteen weeks ended September 29, 2019.

Adjusted EBITDA
Adjusted EBITDA was $13.7 million for the Successor period, $24.5 million from June 29, 2020 through August 28, 2020, and $27.3 million for the thirteen weeks ended September 29, 2019. The adjusted EBITDA growth of $10.9 million or 39.8% for the third quarter of fiscal 2020 was driven by strong operating results due to higher sales and improved gross profit margins, as well as EBITDA contributions from the Kennedy and Kitchen Cooked acquisitions.
Thirty-nine Weeks Ended September 27, 2020 (Successor and Predecessor) versus Thirty-nine Weeks Ended September 29, 2019 (Predecessor)
Net sales
Net sales was $79.4 million for the Successor period, $638.7 million from December 30, 2019 through August 28, 2020, and $566.5 million for the thirty-nine weeks ended September 29, 2019. Net sales for the combined thirty-nine weeks ended September 27, 2020 increased $151.6 million or 26.8% compared to net sales for the thirty-nine weeks ended September 29, 2019. The increase in net sales in the first three fiscal quarters of 2020 was related to the Kennedy acquisition and Kitchen Cooked acquisition, as well as increased sales across customers and geographies that were heightened by stay-at-home measures and increased in-home consumption of salty snacks due to COVID-19.
For the thirty-nine weeks ended September 27, 2020, IO discounts were $44.5 million versus $37.4 million in the corresponding period in 2019. Excluding the impacts of acquisitions and changes to IO discounts, total net sales grew 11.0% for the first three quarters of fiscal 2020 compared to the corresponding fiscal period in fiscal 2019.
For the thirty-nine weeks ended September 27, 2020, excluding the impact of higher IO discounts and brands acquired through our Kennedy and Kitchen Cooked acquisitions, Power Brand sales increased by approximately 13%, while Foundation Brand sales were down approximately 1%. Growth in Power Brands was led by Utz®, Zapp’s®, TORTIYAHS!® and Golden Flake Pork® Skins brands, with strong increases across Core, Expansion and Emerging geographies. The decline in Foundation Brands reflects our strategy to focus on our Power Brands and continued softness in food service, up-and-down-the-street customers, and the convenience channel due to COVID-19. Conversely, our Power Brands have a stronger presence in large format channels, which have performed well during this time period.
Cost of goods sold and Gross profit
Gross profit was $24.1 million for the Successor period, $227.1 million from December 30, 2019 through August 28, 2020, and $188.2 million for the thirty-nine weeks ended September 29, 2019. Gross profit for the combined thirty-nine weeks ended September 27, 2020 was increased $63.0 million or 33.5% compared to the thirty-nine weeks ended September 29, 2019. The increase in gross profit in the first three quarters of fiscal 2020 was driven by higher sales, contributions from the Kennedy and Kitchen Cooked acquisitions, leveraging our existing infrastructure and available capacity, as well as lower per unit costs for materials and overhead driven by productivity initiatives, and lower commodity costs.
Our gross profit margin was 35.0% for the thirty-nine weeks ended September 27, 2020 versus 33.2% for the corresponding thirty-nine week period in 2019. The improvement in gross profit margin was primarily driven by the sales volume leverage on controllable overhead costs and productivity savings, partially offset by the amortization of the step up in basis attributable to the fair value of finished goods inventory as a result of the Business Combination Agreement with CCH, which was $5.8 million. For the thirty-nine weeks ended September 27, 2020, IO discounts were $69.6 million versus $57.2 million in the corresponding period in fiscal 2019, reducing gross profit by $12.4 million for the period.
Selling and administrative expense
Selling and administrative expenses was $25.3 million for the Successor period, $195.6 million from December 30, 2019 through August 28, 2020, and $147.9 million for the thirty-nine weeks ended September 29, 2019. Selling and administrative expenses for the combined thirty-nine weeks ended September 27, 2020 increased $73.1 million or 49.4%, compared to selling and administrative expenses for the thirty-nine weeks ended September 29, 2019. The increased expenses during the first thirty-nine weeks of 2020 were driven by higher transaction-related service provider fees, higher operational costs related to incremental sales volume, operating expense of the acquired Kennedy and Kitchen Cooked businesses, higher incentive compensation expense, and incremental costs needed to maintain safe business operations during the COVID-19 pandemic, partially offset by a $5.1 million gain on the modification of certain stock compensation awards during the period ending August 28, 2020.

Gain (loss) on sale of assets
Gain on sale of assets was $0.1 million for the Successor period, $1.3 million from December 30, 2019 through August 28, 2020, and $12.2 million for the thirty-nine weeks ended September 29, 2019. The decrease was primarily driven by a reduction in the number of conversions of RSP routes to IO routes, which resulted in lower proceeds from the sale of routes during the first three fiscal quarters of 2020 compared to the same time period in 2019.
Other (expense) income, net
Other expense, net was $4.1 million for the Successor period, $25.4 million from December 30, 2019 through August 28, 2020, and $39.1 million for the thirty-nine weeks ended September 29, 2019. Other expense, net for the combined thirty-nine weeks ended September 27, 2020 decreased $9.6 million compared to the thirty-nine weeks ended September 29, 2019. The reduction was primarily related to lower interest expense of $9.5 million for the thirty-nine weeks ended September 27, 2020, versus the corresponding period in fiscal 2019. During the Successor period, we incurred a $2.1 million expense related to the prepayment penalty for the pay-down of debt in connection with the Business Combination. The lower interest expense was driven by a reduction in the comparative average LIBOR rate and payoff of the existing second lien and subsequent origination of a new term loan with a lower fixed rate component in the fiscal fourth quarter of 2019, which favorably impacted the first three fiscal quarters of 2020.
Income taxes
Income tax benefit was $2.9 million for the Successor period, compared to Income tax expense of $4.0 million from December 30, 2019 through August 28, 2020 and income tax expense of $2.8 million for the thirty-nine weeks ended September 29, 2019.
Adjusted EBITDA
Adjusted EBITDA was $13.7 million for the Successor period, $86.3 million from December 30, 2019 through August 28, 2020, and $69.9 million for the thirty-nine weeks ended September 29, 2019. The adjusted EBITDA growth of $30.1 million, or 43.0%, for the first three quarters of fiscal 2020 was primarily driven by strong operating results due to higher sales and improved gross profit margins, as well as EBITDA contributions from the Kennedy and Kitchen Cooked acquisitions.
Non-GAAP Financial Measures
We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in our underlying operating results and provides additional insight and transparency on how we evaluate the business. We use non-GAAP financial measures to budget, make operating and strategic decisions, and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. The adjustments generally fall within the categories of non-cash items, acquisition and integration costs, business transformation initiatives, and financing-related costs. We believe the non-GAAP measures should always be considered along with the related U.S. GAAP financial measures. We have provided the reconciliations between the U.S. GAAP and non-GAAP financial measures below, and we also discuss our underlying U.S. GAAP results throughout this MD&A section.
Our primary non-GAAP financial measures are listed below and reflect how we evaluate our current and prior-year operating results. As new events or circumstances arise, these definitions could change. When the definitions change, we will provide the updated definitions and present the related non-GAAP historical results on a comparable basis.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
(dollars in millions)	(Combined Successor and Predecessor)	(Predecessor)	(Combined Successor and Predecessor)	(Predecessor)
Pro Forma Net Sales	$248.0	$231.3	$718.0	$653.3
Adjusted Gross Profit	99.2	73.6	274.9	199.6
Adjusted Gross Profit as a % of Net Sales	40.0%	36.9%	38.3%	35.2%
Pro Forma Adjusted Gross Profit	99.2	85.3	274.9	230.7
Pro Forma Adjusted Gross Profit as a % of Pro Forma Net Sales	40.0%	36.9%	38.3%	35.3%
Adjusted EBITDA	38.2	27.3	100.0	69.9
Adjusted EBITDA as a % of Net Sales	15.4%	13.7%	13.9%	12.3%
Further Adjusted EBITDA	38.2	31.4	100.0	79.4
Further Adjusted EBITDA as % of Pro Forma Net Sales	15.4%	13.6%	13.9%	12.2%
Net Sales and Pro Forma Net Sales
Pro Forma Net Sales includes the historical net sales of Kennedy from the pre-acquisition period and the historical net sales of Kitchen Cooked from fiscal year 2019.

	Successor	Predecessor
(in millions)	From August 29, 2020 through September 27, 2020	From June 29, 2020 through August 28, 2020	For the Combined 13 Weeks Ended September 27, 2020	For the 13 Weeks Ended September 29, 2019
Net Sales	$79.4	$168.6	$248.0	$199.6
Kennedy Pre-Acquisition Net Sales			—	29.5
Kitchen Cooked Pre-Acquisition Net Sales			—	2.2
Pro Forma Net Sales			$248.0	$231.3

	Successor	Predecessor
(in millions)	From August 29, 2020 through September 27, 2020	From December 30, 2019 through August 28, 2020	For the Combined 39 Weeks Ended September 27, 2020	For the 39 Weeks Ended September 29, 2019
Net Sales	$79.4	$638.6	$718.0	$566.4
Kennedy Pre-Acquisition Net Sales			—	80.6
Kitchen Cooked Pre-Acquisition Net Sales			—	6.3
Pro Forma Net Sales			$718.0	$653.3
Adjusted Gross Profit and Pro Forma Adjusted Gross Profit
We define Adjusted Gross Profit as Gross Profit excluding Depreciation and Amortization expense. Adjusted Gross Profit is one of the key performance indicators that our management uses to evaluate operating performance. We believe that the presentation of Adjusted Gross Profit is useful to investors in the evaluation of our operating performance compared to other companies in the salty snack industry, as similar measures are commonly used by the companies in this industry. This measure increases transparency and assists investors to understand and analyze our ongoing operational performance by excluding the impact from Depreciation and Amortization, a non-cash item. Pro Forma Adjusted Gross Profit is adjusted to include the historical gross profit (excluding depreciation and amortization) of Kennedy from the pre-acquisition period and the pre-acquisition gross profit of Kitchen Cooked for fiscal 2019.

The following tables provides a reconciliation from Gross Profit to Adjusted Gross Profit and from Pro Forma Gross Profit to Pro Forma Adjusted Gross Profit for the thirteen and thirty-nine weeks ended September 27, 2020 and September 29, 2019.

	Successor	Predecessor
(in millions)	From August 29, 2020 through September 27, 2020	From June 29, 2020 through August 28, 2020	For the Combined 13 Weeks Ended September 27, 2020	For the 13 Weeks Ended September 29, 2019
Gross Profit	$24.1	$62.1	$86.2	$69.8
Depreciation and Amortization			13.0	3.8
Adjusted Gross Profit			99.2	73.6
Depreciation and Amortization			(13.0)	(3.8)
Kennedy Pre-Acquisition Gross Profit			—	9.8
Kitchen Cooked Pre-Acquisition Gross Profit			—	1.4
Pro Forma Gross Profit			86.2	81.0
Depreciation and Amortization			13.0	3.8
Pro Forma Pre-Acquisition Kennedy D&A			—	0.5
Pro Forma Adjusted Gross Profit			$99.2	$85.3

	Successor	Predecessor
(in millions)	From August 29, 2020 through September 27, 2020	From December 30, 2019 through August 28, 2020	For the Combined 39 Weeks Ended September 27, 2020	For the 39 Weeks Ended September 29, 2019
Gross Profit	$24.1	$227.0	$251.1	$188.1
Depreciation and Amortization			23.8	11.5
Adjusted Gross Profit			274.9	199.6
Depreciation and Amortization			(23.8)	(11.5)
Kennedy Pre-Acquisition Gross Profit			—	25.7
Kitchen Cooked Pre-Acquisition Gross Profit			—	3.9
Pro Forma Gross Profit			251.1	217.7
Depreciation and Amortization			23.8	11.5
Pro Forma Pre-Acquisition Kennedy D&A			—	1.5
Pro Forma Adjusted Gross Profit			$274.9	$230.7
EBITDA, Adjusted EBITDA, and Further Adjusted EBITDA
We define EBITDA as Net Income before Interest, Income Taxes, and Depreciation and Amortization.
We define Adjusted EBITDA as EBITDA further adjusted to exclude certain non-cash items, such as accruals for long-term incentive programs, hedging and purchase commitments adjustments, and asset impairments; Acquisition and Integration Costs; Business Transformation Initiatives; and Financing-Related Costs.
We define Further Adjusted EBITDA as Adjusted EBITDA after giving effect to pre-acquisition EBITDA of Kennedy, pre-acquisition Adjusted EBITDA of Kitchen Cooked, and pre-acquisition EBITDA of Collier Creek Holdings. We also report Further Adjusted EBITDA as a percentage of Pro Forma Net Sales as an additional measure to evaluate our Further Adjusted EBITDA margins on Pro Forma Net Sales.

Adjusted EBITDA is one of the key performance indicators we use in evaluating our operating performance and in making financial, operating, and planning decisions. We believe EBITDA, Adjusted EBITDA, and Further Adjusted EBITDA are useful to investors in the evaluation of Utz’s operating performance compared to other companies in the salty snack industry, as similar measures are commonly used by companies in this industry. We have also historically reported an Adjusted EBITDA metric to investors and banks for covenant compliance. We also report Adjusted EBITDA as a percentage of Net Sales as an additional measure for investors to evaluate our Adjusted EBITDA margins on Net Sales.
The following tables provides a reconciliation from Net (Loss) Income to EBITDA and Adjusted EBITDA for the thirteen and thirty-nine weeks ended September 27, 2020 and September 29, 2019:

	Successor	Predecessor
(dollars in millions)	From August 29, 2020 through September 27, 2020	From June 29, 2020 through August 28, 2020	For the Combined 13 Weeks Ended September 27, 2020	For the 13 Weeks Ended September 29, 2019
Net (loss) income	$(2.4)	$(4.9)	$(7.3)	$10.3
Plus non-GAAP adjustments:
Income Tax (Benefit) or Expense			(1.5)	1.0
Depreciation and Amortization			17.4	6.8
Interest Expense, Net			8.8	12.6
Interest Income (IO loans)(1)			(0.6)	(0.8)
EBITDA			16.8	29.9
Certain Non-Cash Adjustments(2)			(4.5)	0.4
Acquisition and Integration(3)			22.3	(3.7)
Business Transformation Initiatives(4)			1.1	0.6
Financing-Related Costs(5)			2.5	0.1
Adjusted EBITDA			38.2	27.3
Adjusted EBITDA as a % of Net Sales			15.4%	13.7%

Kennedy Pre-Acquisition EBITDA(6)			—	4.0
Kitchen Cooked Pre-Acquisition Adjusted EBITDA(7)			—	0.1
Further Adjusted EBITDA			$38.2	$31.4
Further Adjusted EBITDA as % of Pro Forma Net Sales			15.4%	13.6%

	Successor	Predecessor
(dollars in millions)	From August 29, 2020 through September 27, 2020	From December 30, 2019 through August 28, 2020	For the Combined 39 Weeks Ended September 27, 2020	For the 39 Weeks Ended September 29, 2019
Net (loss) income	$(2.4)	$3.4	$1.0	$10.6
Plus non-GAAP adjustments:
Income Tax (Benefit) or Expense			1.1	2.8
Depreciation and Amortization			35.3	20.6
Interest Expense, Net			28.5	38.0
Interest Income (IO loans)(1)			(1.7)	(2.8)
EBITDA			64.2	69.2
Certain Non-Cash Adjustments(2)			(1.7)	1.9
Acquisition and Integration(3)			31.4	(2.2)
Business Transformation Initiatives(4)			3.5	0.8
Financing-Related Costs(5)			2.6	0.2
Adjusted EBITDA			100.0	69.9
Adjusted EBITDA as a % of Net Sales			13.9%	12.3%

Kennedy Pre-Acquisition EBITDA(6)			—	9.2
Kitchen Cooked Pre-Acquisition Adjusted EBITDA(7)			—	0.3
Further Adjusted EBITDA			$100.0	$79.4
Further Adjusted EBITDA as % of Pro Forma Net Sales			13.9%	12.2%
(1)Interest Income from IO Loans refers to Interest Income that we earn from IO notes receivable that have resulted from our initiatives to transition from RSP distribution to IO distribution. (“Business Transformation Initiatives”). There is a Notes Payable recorded that mirrors the IO notes receivable, and the interest expense associated with the Notes Payable is part of the Interest Expense, Net adjustment.
(2)Certain Non-Cash Adjustments are comprised primarily of the following:
Incentive programs – Utz Quality Foods, LLC, our wholly-owned subsidiary, established the 2018 Long-Term Incentive Plan (the “2018 LTIP”) for employees in February 2018. The Company recorded income of $5.1 million and $3.1 million for the thirteen and thirty-nine weeks ended September 27, 2020, respectively. The income was the result of the conversion rate of the 2018 LTIP Phantom Units into the 2020 LTIP RSUs. The Company recorded expenses of $0.9 million and $2.6M for the thirteen and thirty-nine weeks ended September 29, 2019, respectively. Expenses incurred for the 2018 LTIP are non-operational in nature and are expected to decline upon the vesting of the remaining phantom units from fiscal year 2018 and fiscal year 2019 at the end of fiscal year 2021. The phantom units under the 2018 LTIP were converted into the 2020 LTIP RSUs as part of the Business Combination. Additionally, in the Successor period, the Company incurred $1.1 million of share based compensation during the thirteen weeks ended September 27, 2020.
Purchase Commitments and Other Adjustments – We have purchased commitments for specific quantities at fixed prices for certain of our products’ key ingredients. To facilitate comparisons of our underlying operating results, this adjustment was made to remove the volatility of purchase commitment related gains and losses. For the thirteen weeks ended September 27, 2020, we recorded a benefit of $0.5 million compared to a benefit of $0.5 million during the corresponding period in the prior year. Year-to-date, total charges for the thirty-nine weeks ended September 27, 2020 was $0.5 million compared to a benefit of $0.8 million for the thirty-nine weeks ended September 29, 2019.
(3)Adjustment for Acquisition and Integration Costs – This is comprised of consulting, transaction services, and legal fees incurred for acquisitions and certain potential acquisitions. Through the first thirty-nine weeks of 2020, the majority of charges are related to costs incurred for the Business Combination, where we incurred costs of $22.2 million for the thirteen weeks and $31.3 million for the thirty-nine weeks ended September 27, 2020 compared to a benefit of $3.7 million and $2.2 million for the same periods in 2019 respectively.

(4)Business Transformation Initiatives Adjustment – This adjustment is related to consultancy, professional, and legal fees incurred for specific initiatives and structural changes to the business that do not reflect the cost of normal business operations. In addition, certain Rice/Lissette family-related costs incurred but not part of normal business operations, and gains realized from the sale of distribution rights to IOs and the subsequent disposal of trucks, offset by severance costs associated with the elimination of RSP positions, fall into this category. For the period ended September 27, 2020, the total net cost was $1.1 million for the most recent thirteen weeks and $3.5 million through the first three fiscal quarters of the 2020 fiscal year. This compares to $0.6 net spend for the same thirteen-week period and $0.8 million for the thirty-nine weeks ended September 29, 2019. The year-over-year difference through the third fiscal quarter was primarily driven by greater gains for the sale of distribution rights to IOs in 2019 as the conversions were slowed as a result of COVID-19 stay at home measures and during the process to combine with CCH in 2020.
(5)Financing-Related Costs – These costs include adjustments for various items related to raising debt and preferred equity capital. During the thirteen weeks ended September 27, 2020 we incurred $2.5 million of expenses related to a prepayment penalty for the pay-down of debt compared to a $0.1 million adjustment for the same thirteen weeks in 2019. Total for the thirty-nine weeks ended September 27, 2020 was $2.6 compared to $0.2 million for the first three quarters in fiscal 2019.
(6)The following table presents a reconciliation from pro forma Kennedy Pre-Acquisition Net Income to Kennedy Pre-Acquisition EBITDA:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
(in millions)	(Combined Successor and Predecessor)	(Predecessor)	(Combined Successor and Predecessor)	(Predecessor)
Kennedy Pre-Acquisition Net Income	$0.0	$3.2	$0.0	$7.0
Plus: Pro Forma Pre-Acquisition Depreciation and Amortization	0.0	0.8	0.0	2.2
Kennedy Pre-Acquisition EBITDA	$0.0	$4.0	$0.0	$9.2
(7)Kitchen Cooked Pre-Acquisition Adjusted EBITDA represents a $0.2 million pre-acquisition net loss from Kitchen Cooked in fiscal 2019, primarily adjusted for depreciation and amortization, interest income, and certain adjustments related to its acquisition by Utz, such as transaction costs, one-time transaction-related incentives, and a one-time rent payout upon acquisition of certain Kitchen Cooked facilities.
Liquidity and Capital Resources
The following table presents net cash provided by operating activities, investing activities and financing activities for the thirty-nine weeks ended September 27, 2020 and September 29, 2019.

	Successor	Predecessor
(in thousands)	From August 29, 2020 through September 27, 2020	From December 30, 2019 through August 28, 2020	For the Combined 39 Weeks Ended September 27, 2020	For the 39 Weeks Ended September 29, 2019
Net cash (used in) provided by operating activities	$(27,748)	$30,627	$2,879	$4,085

Net cash (used in) provided by investing activities	(188,501)	(21,516)	(210,017)	27,247

Net cash used in financing activities	(239,399)	(10,451)	(249,850)	(15,936)

For the thirty-nine weeks ended September 27, 2020, our consolidated cash balance, including cash equivalents, was $32.0 million or $9.7 million higher than at September 29, 2019. Net cash provided by operating activities for the thirty-nine weeks ended September 27, 2020 was $2.9 million compared to $4.1 million for the thirty-nine weeks ended September 29, 2019, with the difference largely driven by higher use of cash by working capital. Cash used in investing activities for the thirty-nine weeks ended September 27, 2020 was $210.0 million mostly driven by the Business Combination and capital expenditures of $14.8 million, versus cash provided by investing activity of $27.2 million for the thirty-nine weeks ended September 29, 2019, which was driven by the proceeds from the sale of notes receivable from IOs to a financial institution in the amount of $31.9 million; capital expenditures for the thirty-nine weeks ended September 29, 2019 were $13.2 million. Net cash used in financing activities was $249.9 million for the thirty-nine weeks ended September 27, 2020, which was primarily as a result of the repayment of debt in connection with the Business Combination, versus a usage of $15.9 million for the thirty-nine weeks ended September 29, 2019.
Financing Arrangements
The primary objective of our financing strategy is to maintain a prudent capital structure that provides us flexibility to pursue our growth objectives. We use short-term debt as management determines is reasonable, principally to finance ongoing operations, including our seasonal requirements for working capital (generally accounts receivable, inventory, and prepaid expenses and other current assets, less accounts payable, accrued payroll, and other accrued liabilities), and a combination of equity and long-term debt to finance both our base working capital needs and our non-current assets.
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (the “ABL facility”) in an initial aggregate principal amount of $100.0 million. The ABL facility was set to expire on the fifth anniversary of closing, or November 21, 2022. On April 1, 2020, the ABL facility was amended to increase the credit limit up to $116.0 million and to extend the maturity through August 22, 2024. No amounts were outstanding under this facility as of September 27, 2020 or December 29, 2019. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit. As of September 27, 2020 and December 29, 2019, $101.8 million and $83.0 million, respectively, was available for borrowing, net of letters of credit. The facility bears interest at an annual rate based on LIBOR plus an applicable margin of 1.50% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.50% (ranging from 0.50% to 1.00%). Under the Prime rate, had there been outstanding balances, the interest rate on the facility as of September 27, 2020 and September 29, 2019 would have been 3.75% and 5.50%, respectively. Had there been outstanding balances and the Company elected to use the LIBOR rate, the interest rate on the ABL facility as of September 27, 2020 and September 29, 2019 would have been 1.68% and 3.48%, respectively. The ABL facility is also subject to unused line fees (0.5% at September 27, 2020) and other fees and expenses. The Company incurred interest of $0.2 million related to the ABL facility during each of the fiscal quarters ended September 27, 2020 and September 29, 2019 and $0.6 million and $0.9 million during the thirty-nine weeks ended September 27, 2020 and September 29, 2019, respectively.
Standby letters of credit in the amount of $14.1 million have been issued as of each of September 27, 2020 and December 29, 2019. The standby letters of credit are primarily issued for insurance purposes.
Term Loans
On November 21, 2017, the Company entered into a First Lien Term Loan Credit Agreement (the “First Lien Term Loan”) in a principal amount of $535.0 million and a Second Lien Term Loan Credit Agreement (the “Second Lien Term Loan”, and collectively with the First Lien Term Loan, the “Term Loans”) in a principal amount of $125.0 million. The proceeds of the Term Loans were used to refinance the Company’s January 2017 credit facility and fund the acquisition of Inventure Foods and the repurchase of the predecessor membership units held by a minority investor.
The First Lien Term Loan requires quarterly principal payments of $1.3 million beginning March 2018, with a balloon payment due for any remaining balance on the seventh anniversary of closing, or November 21, 2024. On August 28, 2020, as part of the Business Combination (as described in Note 1 "Operations and Summary of Significant Accounting Policies" and Note 2 "Acquisitions" an advance payment of principal was made on the First Lien Term Loan of $111.6 million, as such no principal payments are due until November 21, 2024. The First Lien Term Loan bears interest at an annual rate based on either LIBOR plus an applicable margin of 3.5%, or prime rate plus an applicable margin of 2.50%. The interest rate on the First Lien Term Loan as of September 27, 2020 and September 29, 2019 was 3.7% and 5.60%, respectively.

The Company incurred closing and other costs associated with the Term Loans, which were allocated to each loan on a specific identification basis based on original principal amounts. Finance fees allocated to the First Lien Term Loan and the Second Lien Term Loan were $10.7 million and $4.1 million, respectively, which are presented net within “non-current portion of debt” on the consolidated balance sheets for the predecessor periods. Deferred fees are amortized ratably over the respective lives of each term loan. Deferred fees associated with the term loans under the January 2017 credit agreement were fully expensed during 2017 and deferred financing fees were derecognized as a result of the Business Combination as described in the Note 1 "Operations and Summary of Significant Accounting Policies" and Note 2 "Acquisitions".
On October 1, 2019, the Company repaid the Second Lien Term Loan with the proceeds of the sale of preferred and common units by Series U, Series R, and SRS. The Company accounted for the repayment of the Second Lien Term Loan as a debt extinguishment as the investors who purchased the preferred stock and common units were not parties to the Second Lien Term Loan. The total repayment was $126.3 million, and resulted in a loss on early extinguishment of approximately $4.3 million.
Separately, on October 21, 2019, the Company entered into a Senior Secured First Lien Floating Rate Note (the “Secured First Lien Note”) in a principal amount of $125.0 million. Proceeds from the Secured First Lien Note were used primarily to finance the Kennedy acquisition. The Secured First Lien Note requires quarterly interest payments, with a repayment of principal on the maturity date of November 21, 2024. The Secured First Lien Note bears interest at an annual rate based on 3 month LIBOR plus an applicable margin of 5.3%. The interest rate on the Secured First Lien Note on August 28, 2020, prior to payoff was 6.7%. On August 28, 2020, as part of the Business Combination Agreement with CCH (as described in Note 1 "Operations and Summary of Significant Accounting Policies" and Note 2 "Acquisitions", the Senior Secured First Lien Floating Rate Note was paid off. The total repayment was $128.8 million, which includes a $2.5 million early termination fee included within other expense (income), net in the Successor period and $1.3 million of interest expense which had been accrued in the Predecessor period.
The First Lien Term Loan, the Secured First Lien Note and the ABL facility are collateralized by substantially all of the assets and liabilities of the Company. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of the Company. The Company was in compliance with its financial covenant as of September 27, 2020.
Derivative Financial Instruments
To reduce the effect of interest rate fluctuations, the Company entered into an interest rate swap contract on September 6, 2019, with an effective date of September 30, 2019, with a counter party to make a series of payments based on a fixed interest rate of 1.339% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams are based on a notional amount of $250 million. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At September 27, 2020, the effective fixed interest rate on the long-term debt hedged by this contract was 4.2%. For further treatment of the Company’s interest rate swap, refer to “Note 10. Fair Value Measurements” and “Note 13. Accumulated Other Comprehensive (Loss) Income.”
IO Loan Purchase Commitments
The Company sold notes receivable on its books to Bank of America during 2019, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at September 27, 2020 and December 29, 2019 was $18.3 million and $25.1 million, respectively. Due to the structure of the transaction, the sale did not qualify for sale accounting treatment, as such the Company records the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding note receivable also remained on the Company’s books. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $7.2 million and $8.6 million at September 27, 2020 and December 29, 2019, respectively, all of which was on the balance sheet. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.

Other Notes Payable and Capital Leases
During the first fiscal quarter of 2020, the Company closed on the acquisition of Kitchen Cooked, as described in Note 2 "Acquisitions" and the acquisition included a deferred purchase price of $2.0 million. Additionally, during the first fiscal quarter of 2020, the Company purchased intellectual property that include a deferred purchase price of $0.5 million.
During fiscal 2019, the Company sold $33.2 million of notes receivable from IOs on its books for $34.1 million in a series of transactions to a financial institution. Due to the structure of the transaction, the sale did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding notes receivable also remained on the Company’s books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through December 2028. The Company partially guarantees the outstanding loans, as discussed in further detail within “Note 12. Contingencies”. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
Interest expense for the Successor period from August 29, 2020 to September 27, 2020 was $1.8 million, $1.7 million of which was related to the Company’s credit facility and other long-term debt, $0.0 million of which was related to amortization of deferred financing fees, and $0.1 million of which was related to IO loans. Interest expense for the Predecessor period from June 29, 2020 to August 28, 2020 was $7.0 million, $6.2 million of which was related to the Company’s credit facility and other long-term debt, $0.4 million of which was related to amortization of deferred financing fees, and $0.4 million of which was related to IO loans. Interest expense for the 13 week period ended September 29, 2019 was $12.6 million, $11.4 million of which was related to the Company’s credit facility and other long-term debt, $0.5 million of which was related to amortization of deferred financing fees, and $0.7 million of which was related to IO loans. The interest expense on IO loans is a pass-through expense that has an offsetting interest income within Other Income (Expense).
Interest expense for the Predecessor period from December 30, 2019 to August 28, 2020 was $26.7 million, $23.3 million of which was related to the Company’s credit facility and other long-term debt, $1.7 million of which was related to amortization of deferred financing fees, and $1.7 million of which was related to IO loans. Interest expense for the 39 weeks ended September 29, 2019 was $38.0 million, $34.9 million of which was related to the Company’s credit facility and other long-term debt, $1.5 million of which was related to amortization of deferred financing fees, and $1.6 million of which was related to IO loans. The interest expense on IO loans is a pass-through expense that has an offsetting interest income within Other Income (Expense).
Off-Balance Sheet Arrangements
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $53.0 million as of September 27, 2020.  The Company has recorded purchase commitment gain (losses) totaling $0.2 million for the Successor period from August 29, 2020 to September 27, 2020, $0.3 million for the Predecessor period from June 29, 2020 to August 28, 2020, and $(0.5) million for the 13 week period ended September 29, 2019. The Company has recorded purchase commitment losses totaling $(0.7) million for the Predecessor period from December 30, 2019 to August 28, 2020 and $(0.8) million for the 39 weeks ended September 29, 2019.
IO Guarantees-Off-Balance Sheet
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $4.2 million and $5.1 million at September 27, 2020 and December 29, 2019, respectively, all of which was recorded by the Company as an off balance sheet arrangement. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $4.3 million and $0.7 million at September 27, 2020 and December 29, 2019, respectively, which are off balance sheet. The maximum amount of future payments we could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, we have the ability to recover substantially all of the outstanding loan value upon default.

New Accounting Pronouncements
See Note 1, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
General
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. While the majority of our revenue, expenses, assets and liabilities are not based on estimates, there are certain accounting principles that require management to make estimates regarding matters that are uncertain and susceptible to change. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which could potentially result in materially different results under different assumptions and conditions. Management regularly reviews the estimates and assumptions used in the preparation of our financial statements for reasonableness and adequacy. Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q; however, the following discussion pertains to accounting policies we believe are most critical to the portrayal of our financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may affect the comparability of our financial condition, results of operations and cash flows to those of other companies.
Revenue Recognition
Our revenues primarily consist of the sale of salty snack items that are sold through DSD and Direct-To-Warehouse distribution methods, either directly to retailers or via distributors. We sell to supermarkets, mass merchandisers, club warehouses, convenience stores and other large-scale retailers, merchants, distributors, brokers, wholesalers, and IOs (which are third party businesses). These revenue contracts generally have a single performance obligation. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to customers, including applicable discounts, returns, allowances, trade promotion, consumer coupon redemption, unsaleable product, and other costs. Amounts billed and due from customers are classified as receivables and require payment on a short-term basis and, therefore, we do not have any significant financing components.
We recognize revenue when (or as) performance obligations are satisfied by transferring control of the goods to customers. Control is transferred upon delivery of the goods to the customer. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs. Applicable shipping and handling are included in customer billing and are recorded as revenue as products’ control is transferred to customers. We assess the goods promised in customers’ purchase orders and identify a performance obligation for each promise to transfer a good that is distinct.
We offer various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. Our promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. In 2019, we implemented a system that improves our ability to analyze and estimate the reserve for unpaid costs relating to our promotional activities. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as the actual redemption incurred.

Distribution Route Purchase and Sale Transactions
We purchase and sell distribution routes as a part of our maintenance of our DSD network. As new IOs are identified, we either sell our existing routes to the IOs or sells routes that were previously purchased by us to the IOs. Gain/loss from the sale of a distribution route is recorded upon the completion of the sale transaction and signing of the relevant documents and is calculated based on the difference between the sale price of the distribution route and the asset carrying value of the distribution route as of the date of sale. We record intangible assets for distribution routes that it purchases based on the payment that we make to acquire the route and records the purchased distribution routes as indefinite-lived intangible assets under FASB ASC 350, Intangibles – Goodwill and Other. The indefinite lived intangible assets are subject to annual impairment testing.
Goodwill and Indefinite-Lived Intangibles
We allocate the cost of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount classified as goodwill. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of impairment tests, require significant management judgments and estimates. These estimates are made based on, among other factors, review of projected future operating results and business plans, economic projections, anticipated highest and best use of future cash flows and the cost of capital. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of goodwill and other intangible assets, and potentially result in a different impact to our results of operations. Further, changes in business strategy and/or market conditions may significantly impact these judgments and thereby impact the fair value of these assets, which could result in an impairment of the goodwill or intangible assets.
Finite-lived intangible assets consist of distribution/customer relationships, technology, trademarks and non-compete agreements. These assets are being amortized over their estimated useful lives. Finite-lived intangible assets are tested for impairment only when management has determined that potential impairment indicators are present.
Goodwill and other indefinite-lived intangible assets (including trade names, master distribution rights and Company owned routes) are not amortized but are tested for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. We test goodwill for impairment at the reporting unit level.
As we have early adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, we will record an impairment charge based on the excess of a reporting unit’s carrying amount over our fair value.
ASC 350, Goodwill and Other Intangible Assets also permits an entity to first assess qualitative factors to determine whether it is necessary to perform quantitative impairment tests for goodwill and indefinite-lived intangibles. If an entity believes, as a result of each qualitative assessment, it is more likely than not that goodwill or an indefinite-lived intangible asset is not impaired, a quantitative impairment test is not required.
We have identified the existing snack food operations as our sole reporting unit. For the third fiscal quarter of 2020, we reviewed Goodwill and Intangibles to determine if any triggering events occurred, which indicated that fair values were less than the carrying values, and we determined that no additional impairment testing was necessary.
Income Taxes
We account for income taxes pursuant to the asset and liability method of ASC 740, Income Taxes, which require us to recognize current tax liabilities or receivables for the amount of taxes we estimate are payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases of assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.
We follow the provisions of ASC 740-10 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

The benefit of tax positions taken or expected to be taken in our income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling and administrative expenses. As of September 27, 2020, and December 29, 2019, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.
Business Combinations
We evaluate acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not we have acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.
We use the acquisition method in accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.
Self-Insurance
We are primarily self-insured, up to certain limits, for employee group health claims. We purchase stop-loss insurance, which will reimburse us for individual and aggregate claims in excess of certain annual established limits. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported.
We are primarily self-insured through large deductible insurance plans for automobile, general liability and workers’ compensation. We have utilized a number of different insurance vehicles and programs for these insurable risks and recognizes expenses and reserves in accordance with the provisions of each insurance vehicle/program.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain commodity and interest rate risks as part of our ongoing business operations. We may use derivative financial instruments, where appropriate, to manage some of these risks related to interest rates. We do not use derivatives for trading purposes.
Commodity Risk
We purchase certain raw materials that are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw material requirements include potatoes, oil, flour, wheat, corn, cheese, spices, and seasonings. We also purchase packaging materials that are subject to price volatility. In the normal course of business, in order to mitigate the risks of volatility in commodity markets to which we are exposed, we enter into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Amounts committed under these forward purchase agreements are discussed in Note 9 “Derivative Financial Instruments and Purchase Commitments” to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest Rate Risk
Our variable-rate debt obligations incur interest at floating rates based on changes in the LIBOR rate. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desired proportion of fixed to variable-rate debt. See Note 9 “Derivative Financial Instruments and Purchase Commitments” to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information related to our interest rate swap agreements. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, interest expense would have been $0.2 million lower and equivalent without these swaps during the thirteen and thirty-nine weeks ended September 27, 2020, respectively. Including the effect of the interest rate swap agreement, the weighted average interest rate was 4.2% and 5.8%, respectively, as of September 27, 2020 and December 29, 2019. A 1% increase in the LIBOR rate would not have significantly impacted interest expense during the third fiscal quarter or through the first thirty-nine weeks of 2020.
Credit Risk
We are exposed to credit risks related to our accounts and notes receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. We experienced no material credit losses during the first and third fiscal quarters of 2020 or 2019. During the thirteen and thirty-nine weeks ended September 27, 2020, net bad debt expense was $0.3 million and $0.7 million, respectively. During the thirteen and thirty-nine weeks ended September 29, 2019, net bad debt expense was $0.2 million and $0.2 million, respectively. Our reserve for potential future bad debt was $0.0 million as of September 27, 2020 and $1.4 million as of December 29, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2020, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 27, 2020, we completed the Business Combination and the internal controls of UBH became our internal controls. We are engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the Business Combination.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are named as a defendant in legal actions arising from our normal business activities. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties. You should carefully consider the following risks as well as the other information included in this Quarterly Report on Form 10-Q. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or prospects. However, the selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results of operations or prospects. In such a case, the trading price of our securities could decline and you may lose all or part of your investment in us.

Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or “our” refer to Utz Brands, Inc. and its consolidated subsidiaries following the Business Combination, other than certain historical information which refers to the business of UBH prior to the consummation of the Business Combination.

Risks Related to Our Business

Our gross profit margins may be impacted by a variety of factors, including but not limited to variations in raw materials pricing, retail customer requirements and mix, sales velocities and required promotional support.

We expect that our gross profit as a percentage of net sales could fluctuate as a result of competition and other factors described herein. Our gross profit is impacted by a number of factors, including product pricing, the availability and cost of commodities, raw materials pricing (including ingredients and packaging), labor costs, and energy costs. Further, our gross profit margin may be impacted by shifts in the overall mix of products having a higher or lower profit margin. Should the competitive dynamic change in our industry (which could impact our margins through forces including but not limited to requiring us to alter our pricing strategy, offering a greater percentage of lower profit margin products in our overall product mix, or requiring additional promotional activity), raw materials prices increase dramatically, or any of our customer relationships or relationships with our IOs and third-party distributors change materially, then we may not be able to continue to operate at our current margins. We may be able to pass some or all raw material, energy and other input cost increases to customers, IOs and third-party distributors by increasing the selling prices of our products or decreasing the size of our products; however, higher product prices or decreased product sizes may cause us to be less competitive with our peers and result in a reduction in sales volume or consumption, or increased packaging costs. If we are not able to increase our selling prices or reduce product sizes sufficiently, or in a timely manner, to offset increased raw material, packaging, energy or other input costs, including freight, direct labor, overhead and employee benefits, or if our sales volume decreases significantly, there could be a negative impact on our financial condition and results of operations.

Consumers’ loyalty to our brands may change due to factors beyond our control, which could have a material adverse effect on our business and operating results.

Our business currently depends in a large part on repeat purchases by the same consumers, many of whom are based in our Core geographies, consisting of our legacy Northeast and Mid-Atlantic states of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia, and Washington D.C. as well as Alabama, Illinois, Oregon, and Washington where we have acquired strong regional brands and distribution capabilities in recent years. We believe this purchasing pattern is indicative of loyalty to our brands. However, these consumers are under no obligation to continue to repeatedly purchase our products and could stop or materially reduce purchasing our products at any time. These consumers could cease purchasing our products for any number of reasons, some of which are beyond our control, including changing consumer trends, negative publicity regarding our brand, real or perceived quality or health issues with our products, a change in consumers’ perception of “better for you” brands or other specialty brands, or the availability of premium-branded or lower-priced alternative snack products, or for no reason at all. Loss of consumers’ loyalty to our brands and the resulting decreased sales to consumers could have an adverse effect on our business and operating results.

Demand for our products may be adversely affected by changes in consumer preferences and tastes or if we are unable to innovate or market our products effectively.

We are a consumer products company operating in highly competitive markets and rely on continued demand for our products. To generate revenue and profits, we must sell products that appeal to our customers and consumers. Any significant changes in consumer preferences or any inability on our part to anticipate or react to such changes could result in reduced demand for our products and erosion of our competitive and financial position. Our success depends on our ability to respond to consumer trends, including increasing concerns of consumers regarding health and wellness, obesity, product attributes and ingredients, as demonstrated through the “better-for-you” movement in our industry. In addition, changes in product category consumption or consumer demographics could result in reduced demand for our products. Consumer preferences may shift due to a variety of factors, including the changes in social trends and activity patterns. Any of these changes may affect consumers’ willingness to purchase our products and negatively impact our financial results.

Our continued success also is dependent on product innovation, such as new flavors and formats, as well as the introduction of “better-for-you” products in response to evolving consumer preference. In order to successfully compete within our industry, we must maintain a robust pipeline of new products, and effective advertising and promotional campaigns, marketing programs and product packaging. Although we devote significant resources to meet this goal, we may not be able to continue to develop and launch successful new products or variants of existing products, or to effectively execute advertising and promotional campaigns and marketing programs.

We must expend resources to create consumer awareness, build brand loyalty and generate interest in our products. In addition, competitors may offer significant price reductions and consumers may not find our products suitably differentiated from products of our competitors.

Our ability to develop, market and sell new and existing products at an appropriate price may be hampered by unfavorable terms of sale imposed by our retail customers or, once placed, the failure to have an attractive price set for our products. Competitors, many of whom have greater resources than us, vie for the same shelf placement and may offer incentives to retail customers that we cannot match. In addition, unattractive shelf placement and pricing may put us at a disadvantage to our competitors.

Even if we do obtain shelf space or preferable shelf placement for any of our brands, our new and existing products may fail to achieve the sales expectations set by our retail customers, potentially causing these retailers to remove our products from the shelf. Additionally, an increase in the number and quality of private-label products in the product categories in which we compete could reduce available shelf space and hamper the placement for our branded products, which could adversely affect our sales.

To obtain and keep shelf placement for our products, we may need to increase our marketing and advertising spending in order to create consumer awareness, protect and grow our existing market share or to promote new products, which could impact our operating results. Despite our efforts, our marketing and advertising efforts may not be effective, and we may not be able to protect or grow our existing market share nor successfully promote new products. In addition, we consistently evaluate our product lines to determine whether or not to discontinue certain products. Discontinuing product lines may increase our profitability but could reduce our sales and hurt our brand and consumer loyalty, and a reduction in sales of certain of our products could result in a reduction in sales of other of our products. The discontinuation of product lines may have an adverse effect on our business.

Fluctuations in our results of operations from quarter to quarter because of changes in our promotional activities may impact, and may have a disproportionate effect on, our overall financial condition and results of operations.

Our business is subject to quarterly fluctuations due to the timing of, and demand for, consumer-driven promotional activities, which may have a disproportionate effect on our results of operations. Historically, we have offered a variety of sales and promotion incentives to our customers, IOs, and third-party distributors and consumers, such as price discounts, consumer coupons, volume rebates, cooperative marketing programs, slotting fees and in-store displays. In addition, our sales and promotion incentives are typically offered in connection with seasonal social events, holidays and sporting events. Our Net Sales are periodically influenced by the introduction and discontinuance of sales and promotion incentives. Reductions in overall sales and promotion incentives could impact our Net Sales and affect our results of operations in any particular fiscal quarter.

Our reputation or brand image might be impacted as a result of issues or concerns relating to the quality and safety of our products, ingredients or packaging, and other environmental, social or governance matters, which in turn could negatively impact our operating results.

In order to sell our branded products, we need to maintain a good reputation with our stakeholders, including our customers, consumers, IOs, third-party distributors, suppliers, vendors, employees and equityholders, among others. Issues related to the quality and safety of our products, ingredients or packaging could jeopardize our image and reputation. Negative publicity related to these types of concerns, or related to product contamination or product tampering, whether valid or not and which may not be in our control, could decrease demand for our products or cause production and delivery disruptions. We may need to recall products if any of our products become unfit for consumption, and we could potentially be subject to litigation or government actions, which could result in payments of fines or damages. In addition, negative publicity related to our environmental, social or governance practices could also impact our reputation with customers, consumers, IOs, third-party distributors, suppliers, vendors, employees and equityholders, among others. Costs associated with these potential actions, as well as the potential impact on our ability to sell our products, could negatively affect our operating results.

If our products become adulterated or are mislabeled, we might need to recall those items, and we may experience product liability claims and damage to our reputation.

We have in the past and we may, in the future, need to recall some of our products, including any products that we produce for other parties under a private label, if they become adulterated or if they are mislabeled due to our fault or error, or the fault or error of any of our suppliers. We may also be liable if the consumption of any of our products cause sickness or injury to consumers. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We could also suffer losses from a significant adverse product liability judgment. A significant product recall or product liability claim could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in the safety or quality of our products, ingredients or packaging and consumer loyalty. We may not be sufficiently indemnified by our suppliers, or successfully recover under any such indemnification rights, in the event sickness or injury to consumers is caused by any of our supplier’s fault or error. In addition, if other companies recall or experience negative publicity related to a product in a category in which we compete, consumers might reduce their overall consumption of products in that category.

Slotting fees and customer charges or charge-backs for promotion allowances, cooperative advertising, and product or packaging damages, as well as undelivered or unsold food products may have a significant impact on our operating results and may disrupt our customer relationships.

Retailers in the grocery industry may charge slotting fees for access to shelf space and often enter into promotional and advertising arrangements with manufacturers that result in the sharing of promotional and advertising costs among the retail customer, distributor or manufacturer. As the retail grocery industry has consolidated and become more competitive, retail customers have sought greater participation by manufacturers in cooperative promotional and advertising arrangements and are more inclined to pass on unanticipated increases in promotional and advertising costs to distributors and manufacturers. Additionally, retailers are exhibiting a greater willingness to take deductions from distributors and manufacturers for damaged products, undelivered and unsold products or to return unsold products to distributors and manufacturers. If we are charged significant and unanticipated promotional allowances or advertising charges directly or indirectly by retail customers, or if we, our IOs, third-party distributors or our direct or indirect customers take substantial charge-backs or return material amounts of our products, the operating results and liquidity of our business could be harmed, perhaps substantially. Moreover, an unresolved disagreement with a retail customer concerning promotional allowances, advertising charges, charge-backs or returns could significantly disrupt or cause the termination of a customer relationship, immediately reducing our sales and liquidity. Because of the limited number of retail customers in the U.S. grocery market, the loss of even a single retail customer, a single stock-keeping unit (“SKU”) previously maintained by a retail customer, or a customer of one of our significant IOs or third-party distributors, could have a long-term negative impact on our financial condition and Net Sales.

We do not have many contracts with our customers that require the purchase of a minimum amount of our products.

Very few of our customers provide us with firm, long-term or short-term volume purchase commitments. As a result of the absence of such contracts, we could have periods during which we have no or limited orders for our products, but we will continue to have certain fixed costs, including those to maintain our work force and other expenses that are subject to contract. We may not be able to find new customers in a timely manner to supplement periods where we experience no or limited purchase orders or recover fixed costs as a result of experiencing reduced purchase orders. Periods of no or limited purchase orders for our products could have a material adverse effect on our Net Income or cause us to incur losses. Unanticipated fluctuations in product requirements by our customers could result in fluctuations in our results from quarter to quarter.

We operate in the highly competitive snack food industry, which may reduce our ability to sell our products to our customers or consumers if we are unable to compete effectively.

The sales of most of our products are subject to significant competition due to factors including product quality and taste, brand awareness among consumers, access to shelf space at retail customers’ locations, price, advertising and promotion, innovation of on-trend snacks, variety of snacks offered, nutritional content, product packaging and package design. We compete in that market principally on the basis of product taste and quality, but also brand recognition and loyalty, price, marketing, advertising and the ability to satisfy specific consumer dietary needs against numerous multinational, regional and local companies, as well as emerging companies, primarily in the “better-for-you” product segment.
There is continuing consolidation in the snack food industry and in retail outlets for snack foods. This continuing consolidation has increased, and may continue to increase, competition over such factors as promotional discounting and other price cutting techniques. Consolidation within the snack food industry and retail outlets may prevent us from effectively competing if our larger competitors, which have greater resources than us, and retail customers or potential retail customers, enter into long-term purchase contracts or promotional arrangements. Significant competition increases the possibility that we could lose one or more major customers, lose existing product authorizations at customer locations, lose market share or shelf space, increase expenditures or reduce selling prices, which could have an adverse impact on our business or financial results.

In addition, we compete with emerging companies, primarily in the “better-for-you” product segment, some of which may provide innovative or trendier snack foods. In addition, many of these emerging companies receive investment from private equity, venture capital or other investors, who may be willing to accept lower product margins or sustained losses by such competitors, while such competitors gain market share. If such emerging companies are able to attract a loyal consumer base through more innovative or trendier snack foods, or offer their snack food products at lower prices than us, our market share and results of operations may be materially and adversely affected.

Substantial advertising and promotional expenditures may also be required to maintain or improve our brands’ market position or to introduce a new product to the market, and participants in our industry have been engaging with new media, including consumer outreach through social media and web-based channels. Advertising and promotional expenditures may be ineffective if consumers prioritize price over other factors and purchase lower-cost alternatives, such as private label, generic or store branded products. Our ability to compete may also be dependent on the availability of product category-appropriate snack aisles at our retail customers’ locations and whether our products are placed in the appropriate snack aisle, such as the “better-for-you” snack food aisle or in the traditional snack food aisle. An increasing focus on “better for you” products and other specialty products in the marketplace will likely increase these competitive pressures within the category in future periods.

Due to the competitive landscape in the snack food industry, price increases for our products that we initiate or failure to effectively advertise and promote our products may negatively impact our financial results if not properly implemented or accepted by our customers, IOs, third-party distributors or consumers. Future price increases, such as those made in order to offset increased input costs or other expenditures, such as advertising and promotion, may reduce our overall sales volume, which could reduce our revenue and operating profit. We may not be able to implement price increases driven by higher input costs on a timely basis or at all, either of which may reduce our operating profit. Additionally, if market prices for certain inputs decline significantly, in some instances we may be required by contract to pay customers the difference or experience customer pressure to reduce the prices for our products which could lower our revenue and operating profit. Further, if our advertising or promotional efforts do not increase brand awareness or sales of our products, our expenses may increase, and our operating profit may be reduced.

We face competition in our business from private label, generic or store branded products which may result in price point pressures, leading to decreased demand for our products.

We are subject to competition from companies, including from some of our customers, that either currently manufacture or are developing products directly in competition with our products. While we manufacture certain store-branded products for our customers under a private label, these private label, generic or store-branded products may be a less expensive option for consumers than our products, making it more difficult to sell our branded products. If our customers cease to purchase our branded products or select another third-party manufacturer for their private label products, our financial results could be adversely affected. Similarly, other large retail customers or potential customers could follow similar private-label strategies. In future years, we may experience pricing pressure from our customers due to such competition, which could have a material and adverse effect on our operating results.

Changes in retail distribution arrangements can result in the temporary loss of retail shelf space and disrupt sales of food products, causing our sales to fall.

From time to time, retailers change distribution centers that supply some of their retail stores. If a new distribution center has not previously distributed our products in that region, it may take time for a retailer’s distribution center to begin distributing new products in its region. Even if a retailer approves the distribution of products in a new region, product sales may decline while the transition in distribution takes place. If we do not get approval to have our products offered in a new distribution region or if getting this approval takes longer than anticipated, our sales and operating results may suffer.

Our direct-to-warehouse delivery network system relies on a significant number of brokers, wholesalers and logistics companies. Such reliance could affect our ability to effectively and profitably distribute and market products, maintain existing markets and expand business into other geographic markets.

Our direct-to-warehouse (“DTW”) network system relies on a significant number of brokers, wholesalers and logistics companies to deliver our products to approximately 350 retailer distribution centers as of the end of our 2019 fiscal year. The ability to maintain a DTW system depends on a number of factors, many of which are outside of our control. Some of these factors include: (i) the level of demand for the brands and products which are available in a particular area surrounding a retailer distribution center; (ii) the ability to price products at levels competitive with those offered by competing producers and at prices that consumers will purchase our products; and (iii) our ability and the ability of third-party logistics companies to deliver products in the quantity and at the time ordered by brokers, wholesalers and retail customers. We may not be able to mitigate the risks related to all or any of these factors in any of our current or prospective geographic areas. To the extent that any of these factors have an adverse effect on our relationships with our brokers, wholesalers or third-party logistics companies, thus limiting maintenance and expansion of the sales market, our revenue and financial results may be adversely impacted.

Identifying new brokers, wholesalers or third-party logistics companies can be time-consuming and any resulting delay may be disruptive and costly to our business. Many of our agreements with our brokers, in particular, are terminable by either us or them after satisfaction of a short notice period. There also is no assurance that we will be able to maintain current distribution relationships or establish and maintain successful relationships with brokers, wholesalers or third-party logistics companies in new geographic distribution areas. We may have to incur significant expenses to attract and maintain brokers, wholesalers or third-party logistics companies in one or more geographic distribution areas. The occurrence of any of these factors could result in increased expense or a significant decrease in sales volume through the DTW system and harm our business and financial results.

Our direct-store-delivery network system and regional third-party distributor network relies on a significant number of independent operators and third-party distributors, and such reliance could affect our ability to effectively and profitably distribute and market products, maintain existing markets and expand business into other geographic markets.

Our DSD network and regional third-party distributor network rely on approximately 1,250 IOs and approximately 430 third-party distributors, respectively, as of the end of our 2019 fiscal year for the distribution and sale of our branded products and some private label products. In order to purchase from us an exclusive right to deliver our products to retail customers in a specific territory, IOs and third-party distributors must make a commitment of capital or obtain financing to purchase such rights and other equipment to conduct their business. Certain financing arrangements, through third-party lending institutions, are made available to IOs and require us to repurchase the rights granted to an IO in the event the IO defaults on its loan; we are then required to collect any shortfall from the IO, to the extent possible. The inability of the IOs to make timely payments on their financing arrangements could require us to make payments on such financing arrangements pursuant to any guarantee agreements we have in place with such IOs’ third-party lenders. If we are required to make payments under such guarantees upon default by our IOs of a significant amount under their financing arrangements, the aggregate amount of such payments, could have an adverse effect on our financial results.

The ability to maintain a DSD network and regional third-party distributor network depends on a number of factors, many of which are outside of our control. Some of these factors include: (i) the level of demand for the brands and products which are available in a particular distribution area; (ii) the ability to price products at levels competitive with those offered by competing producers; and (iii) the ability to deliver products in the quantity and at the time ordered by IOs or third-party distributors, and retail customers. There can be no assurance that we will be able to mitigate the risks related to all or any of these factors in any of our current or prospective geographic areas of distribution. To the extent that any of these factors have an adverse effect on our relationships with IOs third-party distributors, thus limiting maintenance and expansion of the sales market, our revenue and financial results may be adversely impacted.

In addition, we rely on third-party distributors to directly or indirectly promote and sell our products within their assigned distribution areas. We may reimburse third-party distributors for a portion of their costs and expenses incurred in connection with such promotional efforts. If third-party distributors do not efficiently promote our products, we may experience an adverse effect on our financial results.

Identifying new IOs and third-party distributors can be time-consuming and any resulting delay may be disruptive and costly to the business. There also is no assurance that we will be able to maintain current distribution relationships or establish and maintain successful relationships with IOs or third-party distributors in new geographic distribution areas. There is the possibility that we will have to incur significant expenses to attract and maintain IOs and third-party distributors in one or more geographic distribution areas. The occurrence of any of these factors could result in increased expense or a significant decrease in sales volume through the DSD network and regional third-party distributor network and harm our business and financial results.

A disruption in the operation of the DSD network, regional third-party distributor network or DTW system could negatively affect our results of operations, financial condition and cash flows.

We believe that our development of our DSD network, regional third-party distributor network and DTW system is a significant competitive advantage. A material negative change in our relationship with our IOs, third-party distributors, brokers, wholesalers and logistics companies could materially and negatively affect our financial condition, results of operations, cash flows, and ability to operate and conduct our business. In addition, litigation or one or more adverse rulings by courts or regulatory or governmental bodies regarding our DSD network, third-party distributor network or DTW system, including actions or decisions that could affect the independent contractor classifications of the IOs, or an adverse judgment against us for actions taken by the IOs could materially and negatively affect our financial condition, results of operations, cash flows, and ability to operate and conduct our business.

The evolution of e-commerce sales channels may adversely affect our business, financial condition or results of operations.

Our industry has been affected by changes to the retail landscape through sales over the Internet, including the rapid growth in sales through e-commerce websites, mobile commerce applications and subscription services as well as the integration of physical and digital operations among retailers. If we are unable to develop and maintain successful relationships with existing and new e-commerce retailers or otherwise adapt to the growing e-commerce landscape, while simultaneously maintaining relationships with our key customers, IOs and third-party distributors operating in traditional retail channels, we may be disadvantaged in certain channels and with certain customers, IOs, third-party distributors and consumers, which can adversely affect our business, financial condition or results of operations. In addition, the growth in e-commerce may result in consumer price deflation and higher direct-to-consumer costs, which may adversely affect our margins, as well as our relationships with key retail customers and our IOs and third- party distributors. If these e-commerce retailers were to take significant additional market share away from traditional retailers or we fail to adapt to the rapidly changing retail and e-commerce landscapes, including finding ways to create more powerful digital tools and capabilities for our retail customers to enable them to grow their businesses, our ability to maintain and grow our profitability, share of sales or volume, and our business, financial condition or results of operations could be adversely affected.

The rapid expansion of hard discounters may adversely affect our business, financial condition or results of operations.

The growth of hard discounters, which are focused on limiting the number of items they sell and selling predominantly private label brands, may continue to reduce our ability to sell our products through such retailers. The rapid expansion of hard discounters may, among other factors, result in consumer price deflation, which may affect our relationships with key retail customers. Failure to appropriately respond to the expansion of hard discounter retailers may reduce our ability to sell our products in retail locations where consumers may be willing to purchase them, thus adversely affecting our ability to maintain or grow our share of sales or volume, and adversely affecting our business, financial condition or results of operations. In addition, if hard discounters were to take significant additional market share away from traditional retailers or if we fail to adapt to the rapidly changing retail landscape, our ability to maintain and grow our profitability, share of sales or volume and our business, financial condition or results of operations could be adversely affected.

Disruption to our manufacturing operations, supply chain or distribution channels could impair our ability to produce or deliver finished products and negatively impact our operating results.

Disruption to our manufacturing operations, our supply chain or our distribution channels, including our DSD network, regional third-party distributor network and DTW system, could result from, among other factors, the following: (i) natural disaster; (ii) pandemic, or epidemic or other outbreak of disease; (iii) adverse developments in commodity crops or other significant ingredient shortfall, due to factors such as famine or climate conditions affecting agricultural materials; (iv) fire or explosion; (v) terrorism or other acts of violence; (vi) labor strikes or other major labor disruptions; (vii) unavailability of raw or packaging materials; (viii) operational or financial instability of key suppliers, and other vendors or service providers, including our IOs, third-party distributors, brokers, wholesalers and logistics companies; (ix) government action or economic or political uncertainties or instability affecting the manufacture, distribution or sale of our products; (x) power, fuel or water shortages; (xi) unanticipated failures to comply with regulatory requirements; and (xii) changes requiring unexpected shifts in production planning which could impact our ability to meet product demand in a cost-effective manner. If we are unable, or find that it is not financially feasible, to effectively plan for or mitigate the potential impacts of such disruptive events on our manufacturing operations or supply chain, our financial condition and results of operations could be negatively impacted.

The loss of, or a significant reduction in sales to, any key customer can adversely affect our business, financial condition or results of operations.

Our customers include wholesale and other distributors, grocery stores, convenience and drug stores, discount stores, mass merchandisers, membership club stores, hard discounters, and specialty and e-commerce retailers, among others. We must maintain mutually beneficial relationships with our key customers to compete effectively. Any inability to resolve a significant dispute with any of our key customers, a change in the business condition (financial or otherwise) of any of our key customers, even if unrelated to us, a significant reduction in sales to any key customer, or the loss of any of our key customers can adversely affect our business, financial condition or results of operations.

Our business, financial condition or results of operations may be adversely affected by increased costs, disruption of supply or shortages of raw materials, energy, water and other supplies.

We and our business partners use various raw materials, energy, water and other supplies in our business. Our supply chain, including our raw materials and other supplies, may be disrupted by unfavorable economic conditions and other disruptions to free and open trade of materials used in our products. In addition, some of our raw materials and other supplies are available from a limited number of suppliers or a sole supplier or are in short supply when seasonal demand is at its peak. We may not be able to maintain favorable arrangements and relationships with our suppliers and our contingency plans, including development of ingredients, materials or supplies to replace ingredients, materials or supplies sourced from such suppliers, may not be effective in preventing disruptions that may arise from shortages or discontinuation of any ingredient that is sourced from such suppliers. In addition, increasing focus on climate change, deforestation, water conservation, animal welfare and human rights concerns and other risks associated with the global food system may lead to increased activism focusing on consumer goods companies, governmental intervention and consumer response, and could adversely affect our or our suppliers’ reputation and business and our ability to procure the materials we need to operate our business.

The raw materials and energy, including electricity, fuel and natural gas, that we use for the manufacturing, production and distribution of our products are largely commodities that are subject to price volatility and fluctuations in availability caused by many factors, including changes in global supply and demand, weather conditions (including any potential effects of climate change), fire, natural disasters, disease or pests, agricultural uncertainty, pandemics, epidemics or other outbreak of disease, governmental incentives and controls (including import/export restrictions, such as new or increased tariffs, sanctions, quotas or trade barriers), limited or sole sources of supply, political uncertainties, acts of terrorism, governmental instability or currency exchange rates.

Shortage of some of these raw materials and other supplies, sustained interruption in their supply or an increase in their costs could adversely affect our business, financial condition or results of operations. Many of our ingredients, raw materials and commodities are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders (including buying forward at contracted prices for delivery of such supply within a period of up to a year), pricing agreements and derivative instruments, including options and futures. If commodity price changes result in unexpected or significant increases in raw materials and energy costs, we may be unwilling or unable to increase our product prices or unable to effectively hedge against commodity price increases to offset these increased costs without suffering reduced volume, revenue, margins and operating results. In addition, certain of the derivatives used to hedge price risk do not qualify for hedge accounting treatment and, therefore, can result in increased volatility in our net earnings in any given period due to changes in the spot or market prices of the underlying commodities.

Water is a limited resource in many parts of the world. The lack of available water of acceptable quality and increasing pressure to conserve water in areas of scarcity and stress may lead to supply chain disruption; adverse effects on our operations; higher compliance costs; capital expenditures (including additional investments in the development of technologies to enhance water efficiency and reduce water consumption); higher production costs; the cessation of operations at, or relocation of, our facilities or the facilities of our suppliers, contract manufacturers, distributors, joint venture partners or other third parties; or damage to our reputation, any of which could adversely affect our business, financial condition or results of operations.

We rely on local government and municipal agencies to provide several resources, including water, electricity and natural gas, in such quantities and of such quality to be of use as inputs for our products. These local government and municipal agencies are subject to various regulations and political pressures from numerous stakeholders, which may cause them to conserve resources or fail to protect the quality of these resources, at times when we rely on them to timely deliver our products to our customers. If these agencies are unable or unwilling to deliver resources of a suitable quantity or quality we may not be able to deliver products in the quantity and at the time ordered by our customers, IOs, third-party distributors, brokers, wholesalers and retail customers, which may have a material and adverse effect on our results of operations.

Pandemics, epidemics or other disease outbreaks, such as COVID-19, may change or disrupt consumption and trade patterns, supply chains, and production processes, which could materially affect our operations and results of operations.

Pandemics, epidemics or other disease outbreaks, such as COVID-19, could significantly change consumption patterns for our products. These changes could force us to rapidly adapt to those new patterns, and, if we do not, our business could be materially and adversely affected. Additionally, pandemics, epidemics or other disease outbreaks, may depress or otherwise impact demand for our products because quarantines may inhibit consumption or as the result of other factors. Restrictions on public gatherings or interactions may also limit the opportunity for our customers and consumers to purchase our products, especially in certain of our sales channels, such as food service. Any economic downturn caused by any pandemic, epidemic or other disease outbreak may also cause substantial changes in consumer behavior, some of which we may not be able to predict with certainty, including:

•a shift in consumer preference toward private label products and changes in consumer behavior to retail outlets that do not sell any, or a significant portion, of our products, such as hard discounters. See “― Our performance may be impacted by general economic conditions or an economic downturn.”
•rapid growth in sales through e-commerce websites, mobile commerce applications and subscription services, which is a channel through which we may not be able to effectively compete. See “— The evolution of e-commerce sales channels may adversely affect our business, financial condition or results of operations.”

The spread of pandemics, epidemics or other disease outbreaks may also disrupt logistics necessary to distribute products to us or our customers. Ports and other channels of entry may be closed or operate at only a portion of capacity, as workers may be prohibited or otherwise unable to report to work and means of transporting products within regions may be limited for the same reason.

Our operations, or those of suppliers and other members of our supply chain, or IOs, third-party distributors and other participants in our distribution channels may become limited in their ability to procure, distribute, or produce our products because of transport restrictions related to quarantines or travel bans.

Workforce limitations and travel restrictions resulting from pandemics, epidemics or other disease outbreaks and related government actions may impact many aspects of our business. If a significant percentage of our workforce is unable to work, including because of catastrophes, illness, travel or government restrictions in connection with pandemics, epidemics or other disease outbreaks, our operations may be negatively impacted.

We have developed, and periodically update, our contingency plans to address disruptions such as pandemics, epidemics and other disease outbreaks, or similar disruption in our operations. If in the event of such a disruption our contingency plans are partially, or entirely, ineffective our operations and results of operations could be materially and adversely harmed.

Our financial position may be adversely affected by an unexpected event carrying an insurance obligation for which we have inadequate coverage.

We are primarily self-insured, up to certain limits, for employee group health claims. We purchase stop-loss insurance, which will reimburse us for individual and aggregate claims in excess of certain annual established limits. We are also primarily self-insured through large deductible insurance plans for automobile, general liability and workers’ compensation. We have utilized a number of different insurance vehicles and programs for these insurable risks and recognizes expenses and reserves in accordance with the provisions of each insurance vehicle/program. We believe that our insurance coverage is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, should they occur, could have a material adverse effect on our business, financial condition or results of operations. In addition, the cost of insurance fluctuates based upon our historical trends, market conditions, and availability.

We estimate the liabilities and required reserves associated with the risks we retain. Any such estimates and actuarial projection of losses is subject to a considerable degree of variability. Among the causes of this variability are changes in benefit levels, medical fee schedules, medical utilization guidelines, severity of injuries and accidents, vocation, rehabilitation and apportionment and unpredictable external factors affecting inflation rates, discount rates, rising healthcare costs, litigation trends, legal interpretations, benefit level changes, actual claim settlement patterns, and pandemics, epidemics and other disease outbreaks. If actual losses incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. If we suffer a substantial loss that exceeds our self-insurance reserves, and any excess insurance coverage, the loss and attendant expenses could harm our business, financial condition, or results of operations. We have purchased stop-loss coverage from third parties for certain employee healthcare plans, which limits our exposure above the amounts we have self-insured.

In addition, while we currently maintain insurance coverage that is intended to address certain costs associated with aspects of our business, this insurance coverage, to the extent we utilize it, may not, depending on the specific facts and circumstances surrounding an incident, may be insufficient to cover the actual losses or the types of claims that arise from an incident, or the damage to our reputation or brands that may result from an incident.

Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.

The conduct of our businesses, including the procurement, production, storage, distribution, sale, display, advertising, marketing, labeling, health and safety practices, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to laws and regulations administered by government entities and agencies outside the United States in markets in which our products or components thereof (such as packaging) may be made, manufactured or sold. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic or social events. Such changes may include changes in:

•food and drug laws (including U.S. Food and Drug Administration regulations and other applicable regulations);
•laws related to product labeling;
•advertising and marketing laws and practices;
•laws and programs restricting the sale and advertising of certain of our products;
•laws and programs aimed at reducing, restricting or eliminating ingredients present in certain of our products;
•laws and programs aimed at discouraging the consumption of products or ingredients or altering the package or portion size of certain of our products;
•increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the effects on consumers’ health from ingredients in, or attributes of, certain of our products;
•farming and environmental laws;
•taxation requirements, including the imposition or proposed imposition of new or increased taxes or other limitations on the sale of our products;
•state consumer protection and disclosure laws;
•anti-corruption laws;
•laws regulating transportation, including the use of motor vehicles;

•employment and labor laws, including laws regulating employee or independent contractor classification;
•privacy laws;
•export control laws;
•laws regulating the price we may charge for our products; and
•competition or antitrust laws.

New laws, regulations or governmental policy and their related interpretations, or changes in any of the foregoing, including taxes or other limitations on the sale of our products, ingredients contained in our products or commodities used in the production of our products, may alter the environment in which we do business and, therefore, may impact our operating results or increase our costs or liabilities.

As a food production company, all of our products must be compliant with regulations by the U.S. Food and Drug Administration (“FDA”), as well as the United States Department of Agriculture (“USDA”), and in addition a number of our products rely on independent certification that they are non-GMO, gluten-free, organic or Kosher. Any non-compliance with the FDA, or USDA, or the loss of any such certification could harm our business.

We must comply with various FDA and USDA rules and regulations, including those regarding product manufacturing, food safety, required testing and appropriate labeling of our products. It is possible that regulations by the FDA and USDA and their interpretation thereof may change over time. As such, there is a risk that our products could become non-compliant with the applicable regulations and any such non-compliance could harm our business. In addition, we rely on independent certification of our non-GMO, organic, gluten-free and Kosher products and must comply with the requirements of independent organizations or certification authorities in order to label our products as such. Currently, the FDA does not directly regulate the labeling of Kosher or non-GMO products as such. The FDA has defined the term “gluten-free” and we must comply with the FDA’s definition if we include this label on our products. Our products could lose their non-GMO and gluten-free certifications if our raw material suppliers lose their product certifications for those specified claims. We could also lose our Kosher product certification if our production facility or a contract manufacturing plant is found to be in violation of required manufacturing or cleaning processes. The loss of any of these independent certifications, including for reasons outside of our control, could harm our business.

We also must comply with state rules and regulations, including Proposition 65 in California, which requires a specific warning on or relating to any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects or other reproductive harm, unless the level of such substance in the product is below a safe harbor level established by the State of California. Interpretation and application of such rules, including potential differences in application on a state by state basis, may give rise to uncertainty as to the appropriate labeling and formulation of our products. In addition, the FDA has adopted labeling guidelines that will affect the labeling of both the front and back of many of our products. We are continually reviewing and revising our labeling activities in advance of new or changed requirements in anticipation of any rules coming into effect and in response to industry litigation trends. The imposition or proposed imposition of additional product labeling or warning requirements may reduce overall consumption of our products, lead to negative publicity (whether based on scientific fact or not) or leave consumers with the perception (whether or not valid) that our products do not meet their health and wellness needs, resulting in adverse effects on our business, financial condition or results of operations.

Potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations can have an adverse impact on our business, financial condition or results of operations.

We and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations, including but not limited to matters related to our advertising, marketing or commercial practices; product labels, the difference between the actual capacity of a container and the volume of product contained in such container (which is referred to as “slack fill”), claims and ingredients; our intellectual property rights; environmental, privacy, employment, tax and insurance matters; and matters relating to our compliance with applicable laws and regulations. We evaluate such matters to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses and establish reserves as we deem appropriate. These matters are inherently uncertain and there is no guarantee that we will be successful in defending ourselves in these matters, or that our assessment of the materiality of these matters and the likely outcome or potential losses and established reserves will be consistent with the ultimate outcome of such matters. In the event that management’s assessment of actual or potential claims and proceedings proves inaccurate or litigation, claims, proceedings, inquiries or investigations that are material arise in the future, there may be a material adverse effect on our business, financial condition or results of operations. Responding to litigation, claims, proceedings, inquiries, and investigations, even those that are ultimately non-meritorious, requires us to incur significant expense and devote significant resources, including the time and attention of our management, and may generate adverse publicity that damages our reputation or brand image, resulting in an adverse impact on our business, financial condition or results of operations.

We may be unable to successfully identify and execute or integrate acquisitions.

In December 2017 and October 2019, we acquired Inventure Foods and Kennedy, the DSD snacks business of Conagra Brands, Inc., respectively. In addition, we have periodically acquired other businesses or business assets and we plan to selectively pursue acquisitions in the future to continue to grow and increase our profitability. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing products and identifying and acquiring brands in new categories and in new geographies for purposes of expanding our platform of snack foods. Although we regularly evaluate multiple acquisition candidates, we cannot be certain that we will be able to successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on terms acceptable to us, or integrate acquisitions that we complete.

Our acquisition strategy involves numerous risks and uncertainties, including intense competition for suitable acquisition targets, which could increase valuations or adversely affect our ability to consummate deals on favorable or acceptable terms, the potential unavailability of financial resources necessary to consummate acquisitions in the future, the risk that we improperly value and price a target, the inability to identify all of the risks and liabilities inherent in a target company notwithstanding our due diligence efforts, the diversion of management’s attention from the operations of our business and strain on our existing personnel, increased leverage due to additional debt financing that may be required to complete an acquisition, dilution of our stockholder’s net current book value per share if we issue additional equity securities to finance an acquisition, difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions.

In addition, any future acquisitions may pose risks associated with entry into new geographic markets, including outside the United States, distribution channels, lines of business or product categories, where we may not have significant or any prior experience and where we may not be as successful or profitable as we are in businesses and geographic regions where we have greater familiarity and brand recognition. Potential acquisitions may also entail significant transaction costs and require a significant amount of management time, even where we are unable to consummate or decide not to pursue a particular transaction.

In addition, even when acquisitions, such as the acquisition of Inventure Foods and Kennedy, are completed, integration of acquired entities and business lines can involve significant difficulties, such as failure to achieve financial or operating objectives with respect to an acquisition, strain on our personnel, systems and operational and managerial controls and procedures, the need to modify systems or to add management resources, difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies, amortization of acquired assets (which would reduce future reported earnings), possible adverse short-term effects on cash flows or operating results, diversion of management’s attention from the operations of our business, integrating personnel with diverse backgrounds and organizational cultures, coordinating sales and marketing functions and failure to obtain and retain key personnel of an acquired business. Failure to manage these acquisition growth risks could have an adverse effect on us.

The geographic concentration of our markets may adversely impact us if we are unable to effectively diversify the markets in which we participate.

Our legacy business has been heavily concentrated in the Northeast and Mid-Atlantic regions of the United States. In recent years, however, through a series of acquisitions, we have expanded our geographic footprint to include locations across the United States. This expansion, however, is relatively recent and we remain subject to the risks associated with entry into new geographic markets, including failure to achieve financial or operating objectives with respect to the newly expanded regions. See “— We may be unable to successfully identify and execute or integrate acquisitions” for a summary of risks associated with our geographic expansion and acquisition strategy. Further, it is possible that the failure to effectively integrate acquired companies based in new geographic markets may frustrate our goal of diversifying our geographic presence, following which we may remain vulnerable to the financial risks associated with the lack of diversity.

We may not be able to attract and retain the highly skilled people we need to support our business.

We depend on the skills and continued service of key personnel, including our experienced management team. In addition, our ability to achieve our strategic and operating goals depends on our ability to identify, hire, train and retain qualified individuals. We also compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train and retain other talented personnel. Any such loss or failure may adversely affect our business or financial results. We may also lose the service of key personnel and significant portions of our workforce for extended periods of time due to pandemics, epidemics or other disease outbreaks.

Our ability to be successful following the Business Combination is also dependent upon the efforts of the board of directors of the Company (the “Company Board”) and key personnel to operate a public company. We cannot assure you that the Company Board and our key personnel will be effective or successful or remain with us. In addition to the other challenges they will face, following the Business Combination such individuals may be unfamiliar with certain requirements of operating a public company, which could cause our management to expend time and resources becoming familiar with such requirements.

Activities related to identifying, recruiting, hiring and integrating qualified individuals may require significant time and expense. We may not be able to locate suitable replacements for any members of the Company Board or key personnel who leave or suffer extended illness or disability, or offer employment to potential replacements on reasonable terms, each of which may adversely affect our business and financial results.
A portion of our workforce is represented by unions. Failure to successfully negotiate collective bargaining agreements, or strikes or work stoppages, could cause our business to suffer.

Some of our employees are covered by collective bargaining agreements, and other employees may seek to be covered by collective bargaining agreements. Strikes or work stoppages or other business interruptions could occur if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms or if we are unable to otherwise manage changes in, or that affect, our workforce, which could impair manufacturing and distribution of our products or result in a loss of sales, which could adversely impact our business, financial condition or results of operations. The terms and conditions of existing, renegotiated or new collective bargaining agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy.

We license certain trademarks to sell branded specialty products under popular household names, such as T.G.I. Friday’s®, which may require us to pay minimum annual royalty payments to the licensor.

We license trademarks, which permit us to sell branded specialty products under popular household names. The terms of the license agreements typically include an obligation for us to pay a minimum annual royalty to the licensor. If we are unable to sell enough branded specialty products to exceed the minimum amount, we would be obligated to still pay the minimum annual royalty payments. If we are unable or unwilling to pay the minimum annual royalty payment, the licensor may be able to enforce the license agreement against us, and potentially terminate the license, which could have an adverse effect on our revenues and our results of operations.

We may not be successful in implementing our growth strategy, including without limitation, increasing distribution of our products, attracting new consumers to our brands, driving repeat purchase of our products, enhancing our brand recognition, and introducing new products and product extensions, in each case in a cost-effective manner, on a timely basis, or at all.

Our future success depends in large part on our ability to implement our growth strategy, including without limitation, increasing distribution of our products, attracting new consumers to our brands, driving repeat purchase of our products, enhancing our brand recognition and introducing new products and product extensions. Our ability to implement our growth strategy depends, among other things, on our ability to develop new products, identify and acquire additional product lines and businesses, secure shelf space from retail customers, increase customer and consumer awareness of our brands, enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products and compete with numerous other companies and products. We cannot assure you that we will be able to successfully implement our growth strategy and continue to maintain growth in our sales. If we fail to implement our growth strategy, our sales and profitability may be adversely affected.

Our continued success depends, to a large extent, on our ability to successfully and cost-effectively develop and innovate our product offerings in response to changing consumer preferences and trends with respect to forms, flavors, textures and ingredients. As such, the level of new product innovation and the speed to market with these innovations are critical components of our business. The development and introduction of new products requires substantial research and development and marketing expenditures, which we may be unable to recover if the new products do not achieve commercial success and gain widespread market acceptance. Such failures may arise if our new products do not reach the market in a timely manner or fail to align with consumer tastes, which may occur for many reasons, including our non-exclusive collaboration with third-party seasoning and flavor houses. Product innovation may also result in increased costs resulting from the use of new manufacturing techniques, capital equipment expenditures, new raw materials and ingredients, new product formulas and possibly new manufacturers. There may also be regulatory restrictions on the production and advertising of our new products, and our new products may cannibalize sales of our existing products. In addition, under-performance of new product launches may damage overall brand credibility with customers and consumers. Further, new products may not achieve success in the marketplace, due to lack of demand, failure to meet consumer tastes or otherwise. If we are unsuccessful in our product innovation efforts and demand for our products declines, our business would be negatively affected.

Impairment in the carrying value of goodwill or other intangible assets could have an adverse impact on our financial results.

The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities, and the net carrying value of other intangibles represents the fair value of trademarks, customer relationships, route intangibles and other acquired intangibles. Pursuant to U.S. GAAP, we are required to perform impairment tests on our goodwill and indefinite-lived intangible assets annually, or at any time when events occur, which could impact the value of our reporting unit or our indefinite-lived intangibles. These values depend on a variety of factors, including the success of our business, market conditions, earnings growth and expected cash flows. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital or lower than expected sales and profit growth rates. In addition, if we see the need to consolidate certain brands, we could experience impairment of our trademark intangible assets. During fiscal 2019, we recognized impairment charges of $0.1 million and $3.8 million for goodwill and trademarks, respectively. Significant and unanticipated changes in our business could require additional non-cash charges for impairment in a future period which may significantly affect our financial results in the period of such charge.

Our performance may be impacted by general economic conditions or an economic downturn.

An overall decline in economic activity could adversely impact our business and financial results. Economic uncertainty may reduce consumer spending as consumers make decisions on what to include in their food budgets. This could also result in a shift in consumer preference toward private label products and changes in consumer behavior to retail outlets that do not sell any, or a significant portion, of our products, such as hard discounters. Shifts in consumer spending could result in increased pressure from competitors or customers that may require us to increase promotional spending or reduce the prices of some of our products, or limit our ability to increase or maintain prices, which could lower our revenue and profitability.

Instability in financial markets may impact our ability, or increase the cost, to enter into new credit agreements in the future. Additionally, it may weaken the ability of our customers, suppliers, IOs, third- party distributors, banks, insurance companies and other business partners to perform their obligations in the normal course of business, which could expose us to losses or disrupt the supply of inputs we rely upon to conduct our business. If one or more of our key business partners fail to perform as expected or contracted for any reason, our business could be negatively impacted.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands.

We consider our intellectual property rights, particularly our trademarks, to be a significant and valuable aspect of our business. We protect our intellectual property rights through a combination of trademark, patent, copyright and trade secret protection, contractual agreements and policing of third-party misuses of our intellectual property. Our failure to obtain or adequately protect our intellectual property or any change in law that lessens or removes the current legal protections of our intellectual property may diminish our competitiveness and adversely affect our business and financial results.

Competing intellectual property claims that impact our brands or products may arise unexpectedly. Any litigation or disputes regarding intellectual property may be costly and time-consuming and may divert the attention of our management and key personnel from our business operations. We also may be subject to significant damages or injunctions against development, launch and sale of certain products. Any of these occurrences may harm our business and financial results.

Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations.

Information technology is critically important to our business operations. We use information technology to manage all business processes including manufacturing, financial, logistics, sales, marketing and administrative functions. These processes collect, interpret and distribute business data and facilitate communication internally and externally with employees, suppliers, customers and others.

We are, or may become, the target of attempted cyber and other security threats. Therefore, we continuously monitor and update our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. We invest in industry standard security technology to protect our data and business processes against risk of data security breach and cyber-attack. Our data security management program includes identity, trust, vulnerability and threat management business processes as well as adoption of standard data protection policies. We measure our data security effectiveness through industry accepted methods and remediate significant findings. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third party as part of our business continuity preparedness. We also have processes in place to prevent disruptions resulting from the implementation of new software and systems of the latest technology.

While we have previously been subject to cyber-attacks and other security breaches, these incidents did not have a significant impact on our business operations. We believe our security technology tools and processes provide adequate measures of protection against security breaches and reduce cybersecurity risks. Nevertheless, despite continued vigilance in these areas, disruptions in or failures of information technology systems are possible and could have a negative impact on our operations or business reputation. Failure of our systems, including failures due to cyber-attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and could have negative consequences to our company, our employees and those with whom we do business. This in turn could have a negative impact on our financial condition and results of operations. In addition, the cost to remediate any damages to our information technology systems suffered as a result of a cyber-attack could be significant.

Improper use or misuse of social media may have an adverse effect on our business and financial results.

In recent years we have expanded our consumer outreach and communications through use of various social media platforms. However, misuse of social media platforms by individuals, customers, consumers, competitors, or employees may result in unfavorable media attention which could negatively affect our business. Further, our competitors are increasingly using social media platforms to market and advertise products. If we are unable to adequately develop and deploy social media accounts on such platforms it could adversely affect our financial results.

Climate change or legal, regulatory or market measures to address climate change may negatively affect our business and operations or damage our reputation.

There is concern that carbon dioxide and other greenhouse gases in the atmosphere have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as potatoes, oil, flour, wheat, corn, cheese, spices, seasonings and packaging materials. Natural disasters and extreme weather conditions, such as a severe drought, hurricane, tornado, earthquake, wildfire or flooding, may disrupt the productivity of our facilities or the operation of our supply chain and unfavorably impact the demand for, or our consumers’ ability to purchase, our products.

Concern over climate change may result in new or increased regional, federal or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is more stringent than current regulatory obligations or the measures that we are currently undertaking to monitor and improve our energy efficiency, we may experience disruptions in, or significant increases in our costs of, operation and delivery and be required to make additional investments in facilities and equipment or relocate our facilities. In particular, increasing regulation of fuel emissions can substantially increase the cost of energy, including fuel, required to operate our facilities’ production lines, or transport and distribute our products, thereby substantially increasing the distribution and supply chain costs associated with our products. As a result, the effects of climate change can negatively affect our business and operations.

In addition, any failure to achieve our goals with respect to reducing our impact on the environment or perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning climate change can lead to adverse publicity, resulting in an adverse effect on our business, reputation, financial condition or results of operations.

There is also increased focus, including by governmental and non-governmental organizations, investors, customers and consumers on these and other environmental sustainability matters, including deforestation, land use, climate impact and recyclability or recoverability of packaging, including plastic. Our reputation can be damaged if we or others in our industry do not act, or are perceived not to act, responsibly with respect to our impact on the environment.

Our debt instruments contain covenants that impose restrictions on our operations that may adversely affect our ability to operate our business if we fail to meet those covenants or otherwise suffer a default thereunder.

Our debt instruments require us to comply with certain covenants and terms which may limit our ability to enter into new acquisitions, licenses, mergers, and to take on new debt and sell assets. The terms of our debt instruments could adversely affect our operations and limit our ability to plan for or respond to changes in our business. These and other terms in the debt instruments have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe will be beneficial to our business. If we are unable to comply with covenants in the agreements, commitments by the lenders thereunder may be terminated and the repayment of our indebtedness may be accelerated.

Increases in income tax rates, changes in income tax laws or disagreements with tax authorities can adversely affect our business, financial condition or results of operations.

Increases in income tax rates or other changes in income tax laws in the United States or any particular jurisdiction in which we operate can reduce our after-tax income from such jurisdiction and adversely affect our business, financial condition or results of operations. An increase in tax rates would also cause a corresponding increase in the Company’s TRA liability as the Company is obligated to share 85% of the cash tax savings that are attributable to its increased tax basis in the UBH partnership assets per the Business Combination, future exchanges of UBH units for UBI stock by the Continuing Members, and annual TRA Payments, as well as the tax basis step-up that occurred in connection with the Kennedy acquisition. Existing tax laws in the United States have been and could in the future be subject to significant change. For example, in December 2017, the Tax Cuts and Jobs Act (the “TCJ Act”), was signed into law in the United States. While our accounting for the recorded impact of the TCJ Act is deemed to be complete, these amounts are based on prevailing regulations and currently available information, and additional guidance issued by the Internal Revenue Service (“IRS”), may continue to impact our recorded amounts in future periods. Additional changes in the United States tax regime, including changes in how existing tax laws are interpreted or enforced, can adversely affect our business, financial condition or results of operations.

We are also subject to regular reviews, examinations and audits by the IRS and other taxing authorities with respect to income and non-income-based taxes. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation can differ from our historical provisions and accruals, resulting in an adverse impact on our business, financial condition or results of operations.

The imposition or proposed imposition of new or increased taxes aimed at our products can adversely affect our business, financial condition or results of operations.

Certain jurisdictions in which our products are made, manufactured, distributed or sold have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products. These tax measures, whatever their scope or form, could increase the cost of certain of our products, reduce consumer demand and overall consumption of our products, lead to negative publicity (whether based on scientific fact or not) or leave consumers with the perception (whether or not valid) that our products do not meet their health and wellness needs, resulting in adverse effects on our business, financial condition or results of operations.

Risks Related to the Ownership of our Securities

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of the Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the Class A Common Stock. As of September 28, 2020, the Sponsor and Collier Creek’s independent directors owned approximately 12.7% of the outstanding shares of the Class A Common Stock and the Continuing Members beneficially owned 50.8% of the outstanding shares of Class A Common Stock. While the Sponsor (including certain founder members of the Sponsor and their family members (the “Founder Holders”)), Collier Creek’s independent directors (together with the Sponsor and the Founder Holders, the “Sponsor Parties”) and the Continuing Members have agreed to be subject to certain restrictions regarding the transfer of the Class A Common Stock, these shares may be sold after the expiration of the applicable lock-up restrictions. We have filed a registration statement, and may in the future file one or more additional registration statements, to provide for the resale of such shares from time to time. As restrictions on resale end and the registration statements are available for use, the market price of the Class A Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

We are a holding company and our only material asset after the Closing of the Business Combination are our interest in UBH, and we are accordingly dependent upon distributions made by our subsidiaries to pay taxes, make payments under the TRA and pay dividends.

We are a holding company with no material assets other than our ownership of the Common Company Units and our managing member interest in UBH. As a result, we have no independent means of generating revenue or cash flow. Our ability to pay taxes, make payments under the TRA and pay dividends will depend on the financial results and cash flows of UBH and its subsidiaries and the distributions we receive from UBH. Deterioration in the financial condition, earnings or cash flow of UBH and its subsidiaries for any reason could limit or impair UBH’s ability to pay such distributions. Additionally, to the extent that we need funds and UBH and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or UBH is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

UBH is intended to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of Common Company Units. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of UBH. Under the terms of the Third Amended and Restated Limited Liability Company Agreement of UBH (the “Third Amended and Restated Limited Liability Company Agreement”), UBH is obligated to make tax distributions to holders of Common Company Units (including us) calculated at certain assumed tax rates. In addition to income taxes, we will also incur expenses related to our operations, including payment obligations under the TRA, which could be significant, and some of which will be reimbursed by UBH (excluding payment obligations under the TRA). We intend to cause UBH to make ordinary distributions and tax distributions to holders of Common Company Units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments under the TRA and dividends, if any, declared by us. However, as discussed below, UBH’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, retention of amounts necessary to satisfy the obligations of UBH and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in UBH’s debt agreements, or any applicable law, or that would have the effect of rendering UBH insolvent. To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore accelerate payments under the TRA, which could be substantial.

Additionally, although UBH generally will not be subject to any entity-level U.S. federal income tax, it may be liable under recent federal tax legislation for adjustments to its tax return, absent an election to the contrary. In the event UBH’s calculations of taxable income are incorrect, UBH and/or its members, including us, in later years may be subject to material liabilities pursuant to this federal legislation and its related guidance.

We anticipate that the distributions it will receive from UBH may, in certain periods, exceed our actual tax liabilities and obligations to make payments under the TRA. The Company Board, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to pay dividends on our Class A Common Stock. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders.

Dividends on our Class A Common Stock, if any, will be paid at the discretion of the Company Board, which will consider, among other things, our available cash, available borrowings and other funds legally available therefor, taking into account the retention of any amounts necessary to satisfy our obligations that will not be reimbursed by UBH, including taxes and amounts payable under the TRA and any restrictions in then applicable bank financing agreements. Financing arrangements may include restrictive covenants that restrict our ability to pay dividends or make other distributions to its stockholders. In addition, UBH is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of UBH (with certain exceptions) exceed the fair value of its assets. UBH’s subsidiaries are generally subject to similar legal limitations on their ability to make distributions to UBH. If UBH does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired.

Pursuant to the TRA, we are required to pay to Continuing Members and/or the exchanging holders of Common Company Units, as applicable, 85% of the tax savings that we realized as a result of increases in tax basis in UBH’s assets as a result of the sale of Common Company Units for the Net Cash Consideration, the purchase and redemption of the common units and preferred units in the Continuing Members and the future exchange of the Common Company Units for shares of Class A Common Stock (or cash) pursuant to the Third Amended and Restated Limited Liability Company Agreement and certain other tax attributes of UBH and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA, and those payments may be substantial.

At the Closing, the Continuing Members sold Common Company Units for the Net Cash Consideration and may in the future exchange their Common Company Units, together with the surrender and cancellation of an equal number of shares of Class V Common Stock, for shares of our Class A Common Stock (or cash) pursuant to the Third Amended and Restated Limited Liability Company Agreement, subject to certain conditions and transfer restrictions as set forth therein and in the Investor Rights Agreement dated August 28, 2020 (the “Investor Rights Agreement”), entered into between the Company, the Continuing Members, the Sponsor Parties and the Sponsor Representative in connection with the Closing of the Business Combination. In addition, we purchased common units and preferred units in the Continuing Members from UPA Seller, and the Continuing Members redeemed such units from us. These sales, purchases, redemptions and exchanges resulted in increases in our allocable share of the tax basis of the tangible and intangible assets of UBH. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future had such sales and exchanges never occurred.

In connection with the Business Combination, we entered into the TRA, which generally provides for the payment by it of 85% of certain tax benefits, if any, that we realize (or in certain cases is deemed to realize) as a result of these increases in tax basis and certain other tax attributes of UBH and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. These payments are our obligations and not of UBH. The actual increase in our allocable share of UBH’s tax basis in its assets, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the recognition of our income. While many of the factors that will determine the amount of payments that we will make under the TRA are outside of our control, we expect that the payments it will make under the TRA will be substantial and could have a material adverse effect on our financial condition. Any payments made by us under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA, as further described below. Furthermore, our future obligation to make payments under the TRA could make it a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the TRA.

In certain cases, payments under the TRA may exceed the actual tax benefits we realize or be accelerated.

Payments under the TRA will be based on the tax reporting positions that we determine, and the IRS or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that we take, and a court may sustain such a challenge. In the event that any tax benefits initially claimed by us are disallowed, the Continuing Members and the exchanging holders will not be required to reimburse us for any excess payments that may previously have been made under the TRA, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be netted against any future cash payments otherwise required to be made by us, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the TRA and, as a result, there might not be future cash payments against which to net. As a result, in certain circumstances we could make payments under the TRA in excess of our actual income or franchise tax savings, which could materially impair our financial condition.

Moreover, the TRA provides that, in the event that (i) we exercise our early termination rights under the TRA, (ii) certain changes of control of the Company or UBH occur (as described in the Third Amended and Restated Limited Liability Company Agreement), (iii) we, in certain circumstances, fail to make a payment required to be made pursuant to the TRA by its final payment date, which non-payment continues until the later of 30 days following receipt by us of written notice thereof and 60 days following such final payment date or (iv) we materially breach any of our material obligations under the TRA other than as described in the foregoing clause (iii), which breach continues without cure for 30 days following receipt by us of written notice thereof and written notice of acceleration is received by us thereafter (except that in the case that the TRA is rejected in a case commenced under bankruptcy laws, no written notice of acceleration is required), in the case of clauses (iii) and (iv), unless certain liquidity exceptions apply, our obligations under the TRA will accelerate and we will be required to make a lump-sum cash payment to the Continuing Members and/or other applicable parties to the TRA equal to the present value of all forecasted future payments that would have otherwise been made under the TRA, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income. The lump-sum payment could be substantial and could exceed the actual tax benefits that we realize subsequent to such payment because such payment would be calculated assuming, among other things, that we would have certain tax benefits available to us and that we would be able to use the potential tax benefits in future years.

There may be a material negative effect on our liquidity if the payments under the TRA exceed the actual income or franchise tax savings that we realize. Furthermore, our obligations to make payments under the TRA could also have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A Common Stock and Warrants are currently listed on the NYSE. However, we cannot assure you that our securities will continue to be listed on the NYSE in the future. In order to continue listing our securities on the NYSE, we must maintain certain financial, share price and distribution levels. In addition to the listing requirements for our Class A Common Stock, the NYSE imposes listing standards on warrants. It is possible that our Class A Common Stock and Warrants will cease to meet the NYSE listing requirements.

If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in the common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A Common Stock and Warrants are listed on the NYSE, our Class A Common Stock and Warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if our securities were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Public Shares.

Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. While we expect research analyst coverage, if no analysts cover us, or cease coverage of us, the market price and volume for our Class A Common Stock could be adversely affected.

The unaudited pro forma financial information included in our reports and other documents filed with, or furnished to, the SEC may not be representative of our results following the Business Combination.

Prior to the Closing of the Business Combination, the Company's operations and the operations of UBH had not previously been managed on a combined basis. The pro forma financial information included in our reports and other documents filed with, or furnished to, the SEC is presented for informational purposes only and is not necessarily indicative of the financial position or results of operations that would have actually occurred had the Business Combination been completed at or as of the dates indicated, nor is it indicative of our future operating results or financial position. The pro forma statement of operations does not reflect future nonrecurring charges resulting from the Business Combination. The unaudited pro forma financial information does not reflect future events that may occur after the Business Combination and does not consider potential impacts of future market conditions on revenues or expenses. Such pro forma financial information has been derived from the Company’s and UBH’s historical financial statements prior to the Closing and certain adjustments and assumptions have been made regarding us after giving effect to the Business Combination. There may be differences between preliminary estimates in the pro forma financial information and the final acquisition accounting, which could result in material differences from the pro forma information presented in such filings in respect of our estimated financial position and results of operations.

In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate and other factors may affect our financial condition or results of operations following the Closing. Any potential decline in our financial condition or results of operations may cause significant variations in the trading price of our securities.

Delaware law, the Certificate of Incorporation and Bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our Certificate of Incorporation and the General Corporation Law of the State of Delaware (the “DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Company Board and therefore depress the trading price of our Class A Common Stock and Warrants. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Company Board or taking other corporate actions, including effecting changes in management. Among other things, the Certificate of Incorporation and Bylaws include provisions regarding:

•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the Company Board;
•the ability of the Company Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the limitation of the liability of, and the indemnification of, our directors and officers;

•the right of the Company Board to elect a director to fill a vacancy created by the expansion of the Company Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the Company Board;
•the requirement that directors may only be removed from the Company Board for cause;
•the requirement that a special meeting of stockholders may be called only by the Company Board, the chairman of the Company Board or our chief executive officer, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•controlling the procedures for the conduct and scheduling of the Company Board and stockholder meetings;
•the requirement for the affirmative vote of holders of (i) (a) at least 66 2∕3% or 80%, in case of certain provisions, or (b) a majority, in case of other provisions, of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions of our Certificate of Incorporation, and (ii) (a) at least 66 2∕3%, in case of certain provisions, or (b) a majority, in case of other provisions, of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions of our Bylaws, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Company Board and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•the ability of the Company Board to amend the Bylaws, which may allow the Company Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to the Company Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Company Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Company Board or management.

In addition, as a Delaware corporation, we will generally be subject to provisions of Delaware law, including the DGCL. Although we will elect not to be governed by Section 203 of the DGCL, certain provisions of the Certificate of Incorporation will, in a manner substantially similar to Section 203 of the DGCL, prohibit certain of our stockholders (other than certain stockholders who are specified in the Investor Rights Agreement) who hold 15% or more of our outstanding capital stock from engaging in certain business combination transactions with us for a specified period of time unless certain conditions are met.

Any provision of the Certificate of Incorporation, Bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for the our Class A Common Stock or Class V Common Stock (collectively, without duplication, “Common Stock”).

In addition, the provisions of the Investor Rights Agreement provide the stockholders party thereto with certain board rights which could also have the effect of delaying or preventing a change in control.

The Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

The Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, other employees, agents or stockholders to us or our stockholders, or any claim for aiding and abetting such alleged breach, (iii) any action asserting a claim against us or any of our current or former directors, officers, other employees, agents or stockholders (a) arising pursuant to any provision of the DGCL, the Certificate of Incorporation (as it may be amended or restated) or the Bylaws or (b) as to which the DGCL confers jurisdiction on the Delaware Court of Chancery or (iv) any action asserting a claim against us or any of our current or former directors, officers, other employees, agents or stockholders governed by the internal affairs doctrine of the law of the State of Delaware shall, as to any action in the foregoing clauses (i) through (iv), to the fullest extent permitted by law, be solely and exclusively brought in the Delaware Court of Chancery; provided, however, that the foregoing shall not apply to any claim (a) as to which the Delaware Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Delaware Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Delaware Court of Chancery, or (c) arising under federal securities laws, including the Securities Act as to which the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum. Notwithstanding the foregoing, the provisions of Article XII of the Certificate of Incorporation will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum.

Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in the Certificate of Incorporation. If any action the subject matter of which is within the scope of the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, stockholders, agents or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Certificate of Incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Certain of our significant stockholders and Utz Brands Holdings members whose interests may differ from those of our other stockholder will have the ability to significantly influence our business and management.

Pursuant to the Investor Rights Agreement that we entered into with the Sponsor, the Founder Holders, the Sponsor Representative, the Continuing Members and the independent directors of Collier Creek at the Closing in connection with the Business Combination, we agreed to nominate five designees by each of the Sponsor and the Continuing Members, respectively, to serve on the Company Board for so long as each of them and their respective affiliates and specified family members beneficially own certain specified percentages of certain economic interests in us and UBH held as of the Closing, without duplication. Accordingly, the Continuing Members and the Sponsor (or its successors) will be able to significantly influence the approval of actions requiring Company Board approval through their voting power. Such stockholders will retain significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, the Continuing Members and the Sponsor (or its successors) could influence whether acquisitions, dispositions and other change of control transactions are approved. Additionally, for so long as the Continuing Members hold at least 50% of the economic interests held in us and UBH as of Closing (without duplication) they will have consent rights over certain material transactions with respect to us and our subsidiaries, including UBH.

The Certificate of Incorporation does not limit the ability of the Sponsor (or its successors) to compete with us.

The Sponsor, or its successors, and each of their respective affiliates engage in a broad spectrum of activities, including investments in the financial services and technology industries. In the ordinary course of their business activities, the Sponsor, its successors, and each of their respective affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. The Certificate of Incorporation provides that none of the Sponsor or its successors, any of their respective affiliates or any director who is not employed by us (including any non-employee director who serves as one of its officers in both his director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Sponsor or its successors, any of their respective affiliates also may pursue, in their capacities other than as members of the Company Board, acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, the Sponsor or its successors may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

Our business and operations could be negatively affected if it becomes subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Class A Common Stock or other reasons may in the future cause it to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We agreed to indemnify our officers and directors to the fullest extent permitted by law. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

You may only be able to exercise your Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A Common Stock from such exercise than if you were to exercise such Warrants for cash.

The Warrant Agreement provides that in certain circumstances Public Warrants Holders and holders of Forward Purchase Warrants who seek to exercise their Warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act. If the shares of Class A Common Stock subject to a Warrant at the time of exercise of such Warrant are not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option require Public Warrant Holders and holders of Forward Purchase Warrants who exercise their Warrants to exercise such Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act (or any successor rule). If a Public Warrant Holder or holder of Forward Purchase Warrants exercises its Warrants on a cashless basis, such holder would pay the warrant exercise price by surrendering all such Warrants for that number of shares of Class A Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A Common Stock underlying such Warrants, multiplied by the excess of the “fair market value” of our Class A Common Stock (as defined in the next sentence) over the exercise price of such Warrants by (y) the fair market value. The “fair market value” is the average reported last sale price of the Class A Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Warrants, as applicable. As a result, a Public Warrant Holder or holder of Forward Purchase Warrants would receive fewer shares of Class A Common Stock from such exercise than if such Public Warrant Holder or holder of Forward Purchase Warrants were to exercise such Warrants for cash.

The grant of registration rights to certain of our stockholders and holders of our Warrants and the future exercise of such rights may adversely affect the market price of our Class A Common Stock.

The Investor Rights Agreement entered into between us, the Continuing Members, the Sponsor, the Founder Holders, the Sponsor Representative and certain independent directors of Collier Creek, replacing the Original Registration Rights Agreement. Pursuant to the Investor Rights Agreement, the Continuing Members and the Sponsor, and, in each case, their permitted transferees will have customary registration rights (including demand and piggy-back rights, subject to cooperation and cut-back provisions) with respect to (i) the Class A Common Stock (including the Class A Common Stock issued pursuant to the Third Amended and Restated Limited Liability Company Agreement upon exchange of the Common Company Units along with the surrender and cancellation of a corresponding number of shares of the Class V Common Stock for the Class A Common Stock), (ii) Private Placement Warrants and the Class A Common Stock issuable upon exercise of the Private Placement Warrants, and (iii) any of our Common Stock or common stock of any of our subsidiaries issued or issuable with respect to the securities referred to in clause (i) and (ii) above by way of dividend, distribution, split or combination of securities, or any recapitalization, merger, consolidation or other reorganization. Further, pursuant to the Forward Purchase Agreements, we agreed that we will use our reasonable best efforts (i) to file within 30 days after the closing of the Business Combination a registration statement with the SEC for a secondary offering of the Forward Purchase Shares and the Forward Purchase Warrants (and underlying Class A Common Stock), (ii) to cause such registration statement to be declared effective promptly thereafter and (iii) to maintain the effectiveness of such registration statement until the earlier of  (a) the date on which the Sponsor and all of the independent directors cease to hold the securities covered thereby, and (b) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act. In addition, the Forward Purchase Agreements provide these holders will have certain “piggy-back” registration rights to include their securities in other registration statements filed by us. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Common Stock.

We may amend the terms of the Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants and Forward Purchase Warrants. As a result, the exercise price of the Public Warrants could be increased, the exercise period could be shortened and the number of shares of Class A Common Stock purchasable upon exercise of a Warrant could be decreased, all without the approval of the holder of such Public Warrants.

Our Warrants were issued in registered form under the Warrant Agreement. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants and Forward Purchase Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants and Forward Purchase Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants and Forward Purchase Warrants approve of such amendment. Our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants and Forward Purchase Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of Class A Common Stock purchasable upon exercise of a Warrants. Following effectiveness of our Registration Statement on Form S-1 (File No. 333-248954) on October 5, 2020, or another registration statement covering the resale of the Forward Purchase Warrants and the Class A Common Stock underlying such Forward Purchase Warrants, the Public Warrants and the Forward Purchase Warrants, will vote together as a single class on all matters submitted to a vote of the holders of the Warrants.

We may redeem the unexpired Warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making such Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of  $0.01 per warrant, provided that the last sale price of our Class A Common Stock equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) on each of 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which notice of such redemption is given. We will not redeem the Warrants unless an effective registration statement under the Securities Act covering the Class A Common Stock issuable upon exercise of the Warrants is effective and a current prospectus relating to those Class A Common Stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force the holder to (i) exercise its Warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holder to do so, (ii) sell its Warrants at the then-current market price when the holder might otherwise wish to hold its warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

In addition, we may redeem your Warrants after they become exercisable for a number of shares of Class A Common Stock determined based on the redemption date and the fair market value of our Class A Common Stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A Common Stock had your Warrants remained outstanding.

Our Warrants may have an adverse effect on the market price of our Class A Common Stock.

We issued Public Warrants to purchase 14,666,666 shares of our Class A Common Stock as part of the units offered in the IPO and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 7,200,000 Private Placement Warrants, each exercisable to purchase one Class A Common Stock at $11.50 per share. Simultaneously with the Closing of the Business Combination, we also issued 1,166,666 Forward Purchase Warrants pursuant to the Forward Purchase Agreements. Such Warrants, when exercised, will increase the number of issued and outstanding Class A Common Stock and may reduce the value of the Class A Common Stock.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Compliance obligations under the Sarbanes-Oxley Act require substantial financial and management resources.

As a privately held company, UBH was not subject to Section 404 of the Sarbanes-Oxley Act. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The development of the internal control system to achieve compliance with the Sarbanes-Oxley Act may impose obligations on us.

The Continuing Members collectively hold more than 50% of the voting power of our Common Stock. The NYSE may consider us to be a “controlled company” within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

The Continuing Members will collectively hold more than 50% of the voting power of our Common Stock. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•it have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;
•it have a compensation committee of the board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•it have a nominating and corporate governance committee of the board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intends to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
2.1†
Business Combination Agreement, dated as of June 5, 2020, by and among Collier Creek Holdings, Series U of UM Partners, LLC, Series R of UM Partners, LLC and Utz Brands Holdings, LLC (incorporated by reference to Exhibit 2.1 of Collier Creek’s Form 8-K (File No. 001-38686), filed with the Commission on June 5, 2020.

3.1	Certificate of Domestication of the Company.
3.2	Certificate of Incorporation of the Company.
3.3	Bylaws of the Company.
4.1	Specimen Warrant Certificate of Collier Creek (incorporated by reference to Exhibit 4.3 of Collier Creek’s Form S-1 (File No. 333-227295), filed with the Commission on September 12, 2018.
4.2
Warrant Agreement, dated October 4, 2018, between Continental Stock Transfer & Trust Company and Collier Creek (incorporated by reference to Exhibit 4.1 of Collier Creek’s Form 8-K (File No. 001-38686), filed with the Commission on October 10, 2018).

10.1
Third Amended and Restated Limited Liability Company Agreement of Utz Brands Holdings, LLC, dated as of August 28, 2020, by and among Utz Brands Holdings, LLC, Utz Brands, Inc., Series U of UM Partners, LLC, Series R of UM Partners, LLC and each other person who is or at any time becomes a member of Utz Brands Holdings, LLC, incorporated by reference to Exhibit 10.1 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686), filed with the Commission on September 3, 2020).

10.2†
Tax Receivable Agreement, dated August 28, 2020, by and among Utz Brands, Inc., Utz Brands Holdings, LLC, Series U of UM Partners, LLC, Series R of UM Partners, LLC and the TRA Party Representative, incorporated by reference to Exhibit 10.2 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686), filed with the Commission on September 3, 2020).

10.3
Investor Rights Agreement, dated as of August 28, 2020, by and among Utz Brands, Inc., Series U of UM Partners, LLC, Series R of UM Partners, LLC, the Sponsor Parties and the Sponsor Representative, incorporated by reference to Exhibit 10.3 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686), filed with the Commission on September 3, 2020).

10.4
Standstill Agreement, dated as of August 28, 2020, by and among Utz Brands, Inc., Series U of UM Partners, LLC, Series R of UM Partners, LLC, Collier Creek Partners LLC, certain founder holders and certain beneficial owners and related parties of Series U of UM Partners, LLC and Series R of UM Partners, LLC (incorporate by reference to Exhibit 10.4 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686), filed with the Commission on September 3, 2020).

10.5
Sponsor Side Letter Agreement, dated June 5, 2020, by and among Collier Creek Holdings, Collier Creek Partners, LLC, Chinh E. Chu, Jason Giordano, Roger Deromedi and certain of their family members and affiliates and the independent directors of Collier Creek Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Collier Creek’s Form 8-K (File No. 001-38686), filed with the Commission on June 5, 2020).

10.6
Unit Purchase Agreement, dated June 5, 2020, by and among Collier Creek Partners LLC, BSOF SN LLC, Series U of UM Partners, LLC and Series R of UM Partners, LLC (incorporated by reference to Exhibit 10.2 of Collier Creek’s Form 8-K (File No. 001-38686), filed with the Commission on June 5, 2020).

10.7
Form of Forward Purchase Agreement between the Company and the investor named therein (incorporated by reference to Exhibit 10.9 of Collier Creek’s Form S-1 (File No. 333-227295), filed with the SEC on September 12, 2018).

10.8†
First Lien Term Loan Credit Agreement, dated November 21, 2017, entered into by and among Utz Quality Foods, LLC, Bank of America, N.A. and the other parties thereto as amended July 23, 2020 (incorporated by reference to Exhibit 10.10 of Collier Creek’s Registration Statement on Form S-4 (File No. 333-239151), filed with the Commission on August 3, 2020).

10.9†
ABL Credit Agreement, dated November 21, 2017, entered into by and among Utz Quality Foods, LLC, Bank of America, N.A. and the other parties thereto as amended September 3, 2019, April 1, 2020, and July 23, 2020 (incorporated by reference to Exhibit 10.11 to Collier Creek’s Registration Statement on Form S-4 (File No. 333-239151), filed with the Commission on August 3, 2020).

10.10+
Offer Letter dated August 28, 2020 by and between the Company and Dylan Lissette (incorporated by reference to Exhibit 10.10 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686), filed with the Commission on September 3, 2020).

10.11+
Offer Letter, dated June 27, 2017, entered into by and between Utz Quality Foods, LLC and Ajay Kataria (incorporated by reference to Exhibit 10.9 to Collier Creek’s Registration Statement on Form S-4 (File No. 333-239151), filed with the Commission on August 3, 2020).

10.12+
Utz Brands, Inc. 2020 Omnibus Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.12 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686), filed with the Commission on September 3, 2020).

10.13+
Utz Quality Foods, LLC 2020 Long-Term Incentive Plan and form of award agreement thereunder (incorporated by reference to Exhibit 10.13 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686), filed with the Commission on September 3, 2020).

10.14+
Utz Brands, Inc. Executive Severance Benefit Plan (incorporated by reference to Exhibit 10.14 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686), filed with the Commission on September 3, 2020).

10.15+
Utz Brands, Inc. Change in Control Severance Benefit Plan (incorporated by reference to Exhibit 10.15 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686), filed with the Commission on September 3, 2020).

10.16+
Utz Quality Foods, Inc. Non-qualified deferred Compensation Plan, adopted April 15, 2008 (incorporated by reference to Exhibit 10.16 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686), filed with the Commission on September 3, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith
+	Indicates a management or compensatory plan.
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2020 UTZ BRANDS, INC.

By:     /s/ Cary Devore
Name:     Cary Devore
Title: Executive Vice President, Chief Financial Officer