Form 10-K
period 2021-01-03
Utz Brands, Inc.
filed 2021-03-18
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
 Commission file number: 001-38686

Utz Brands, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-2751850
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ◻ No ⌧

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the Class A Ordinary Shares (prior to the Business Combination (as defined below)) held by non-affiliates was $602,800,000, as of June 30, 2020.

As of March 16, 2021, 76,481,833 Class A Common Stock, par value $0.0001 per share, and 60,349,000 Class V Common Stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for the registrant’s 2021 annual meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

INTRODUCTORY NOTE

On August 28, 2020 (the “Closing Date”), Utz Brands, Inc. (formerly Collier Creek Holdings) (“the Company”), consummated a business combination (the “Business Combination”) with Utz Brands Holdings, LLC (“UBH”) pursuant to the terms of the Business Combination Agreement, dated as of June 5, 2020 (the “Business Combination Agreement”), entered into by and among the Company, UBH, and Series U of UM Partners, LLC (“Series U”) and Series R of UM Partners, LLC (“Series R” and together with Series U, the “Continuing Members”). Pursuant to the terms of the Business Combination Agreement, among other things, the Company domesticated into the State of Delaware from the Cayman Islands by filing a Certificate of Domestication and Certificate of Incorporation with the Secretary of State of the State of Delaware, upon which the Company changed its name to “Utz Brands, Inc.” and effected the Business Combination.
At the Closing, the Company (i) acquired certain common and preferred interests of the Continuing Members from third party members, and the Continuing Members then redeemed such common and preferred interests for, and the Company received, an equivalent value of common limited liability company units of UBH (“Common Company Unit”), (ii) contributed cash in exchange for additional common limited liability company units of UBH, and (iii) purchased additional common limited liability company units and 100% of the managing interests of UBH from the Continuing Members. As part of the Business Combination, the Continuing Members (a) received certain cash considerations for the common limited liability company units that they sold to the Company, (b) received such number of shares of newly issued non-economic Class V Common Stock in the Company equal to the common limited liability company units that the Continuing Members retained in UBH, and a unit of limited liability company units of UBH and a share of Class V Common Stock are exchangeable for one share of Class A Common Stock of the Company, (c) received certain restricted common limited liability company units in UBH that would be vested under certain market conditions, which vested as of the Closing, and (d) entered into a Tax Receivable Agreement (“TRA”) that requires the Company to pay to the Continuing Members 85% of the applicable cash savings, if any, in U.S. federal and state income tax determined based on certain attributes as defined in the TRA.
Throughout this Annual Report on Form 10-K, unless otherwise noted “the Company”, “we”, “us”, “our”, “Successor”, “UBI” and “Utz” refer to Utz Brands, Inc. and its consolidated subsidiaries. The Predecessor refers to UBH the “Predecessor”, which closed the Business Combination with the Company on August 28, 2020.
As a result of the Business Combination, the Company’s financial statement presentation distinguishes UBH as the “Predecessor” for periods through the Closing Date. The Company, which includes consolidation of UBH subsequent to the Business Combination, is the “Successor” for periods after the Closing Date. As a result of the application of the acquisition method of accounting in the Successor period, the financial statements for the Successor period are presented on a full step-up basis as a result of the Business Combination, and are therefore not comparable to the financial statements of the Predecessor period that are not presented on the same full step-up basis due to the Business Combination. Notwithstanding the foregoing, see Item 7 ― Management’s Discussion and Analysis of Financial Condition and Results of Operations ― Results of Operations for the combined consolidated statements of operations and comprehensive income (loss) for the fiscal period ended January 3, 2021.
2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the Company’s business. Specifically, forward-looking statements may include statements relating to:

•The financial position, capital structure, indebtedness, business strategy and plans and objectives of management for future operations
•The benefits of the Business Combination and subsequent acquisitions, dispositions and similar transactions;
•The future performance of, and anticipated financial impact on, the Company;
•Expansion plans and opportunities; and
•Other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K and the Company management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, the Company’s results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ are set forth under the heading “Risk Factor Summary” below and those described under Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

RISK FACTOR SUMMARY

The Company’s business involves significant risks and uncertainties that make an investment in it speculative and risky. The following is a summary list of the principal risk factors that could materially adversely affect the Company’s business, financial condition, liquidity and results of operations. These are not the only risks and uncertainties the Company faces, and you should carefully review and consider the full discussion of the Company’s risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K.

Risks Related to Our Business:

•Our gross profit margins may be impacted by a variety of factors, including but not limited to variations in raw materials pricing, retail customer requirements and mix, sales velocities and required promotional support.
•Consumers’ loyalty to our brands may change due to factors beyond our control, which could have a material adverse effect on our business and operating results.
•Demand for our products may be adversely affected by changes in consumer preferences and tastes or if we are unable to innovate or market our products effectively.
•We must expend resources to create consumer awareness, build brand loyalty and generate interest in our products. In addition, competitors may offer significant price reductions and consumers may not find our products suitably differentiated from products of our competitors.
•Fluctuations in our results of operations from quarter to quarter because of changes in our promotional activities may impact, and may have a disproportionate effect on, our overall financial condition and results of operations.
•Our reputation or brand image might be impacted as a result of issues or concerns relating to the quality and safety of our products, ingredients or packaging, and other environmental, social or governance matters, which in turn could negatively impact our operating results.
•If our products become adulterated or are mislabeled, we might need to recall those items, and we may experience product liability claims and damage to our reputation.
•Slotting fees and customer charges or charge-backs for promotion allowances, cooperative advertising, and product or packaging damages, as well as undelivered or unsold food products may have a significant impact on our operating results and may disrupt our customer relationships.
•We operate in the highly competitive snack food industry, which may reduce our ability to sell our products to our customers or consumers if we are unable to compete effectively.
•We face competition in our business from private label, generic or store branded products which may result in price point pressures, leading to decreased demand for our products.
•Changes in retail distribution arrangements can result in the temporary loss of retail shelf space and disrupt sales of food products, causing our sales to fall.

•Our direct-to-warehouse delivery network system relies on a significant number of brokers, wholesalers and logistics companies. Such reliance could affect our ability to effectively and profitably distribute and market products, maintain existing markets and expand business into other geographic markets.
•Our direct-store-delivery ("DSD") network system and regional third-party distributor network relies on a significant number of independent operators and third-party distributors, and such reliance could affect our ability to effectively and profitably distribute and market products, maintain existing markets and expand business into other geographic markets.
•A disruption in the operation of the DSD network, regional third-party distributor network or DTW system could negatively affect our results of operations, financial condition and cash flows.
•The evolution of e-commerce sales channels may adversely affect our business, financial condition or results of operations.
•The rapid expansion of hard discounters may adversely affect our business, financial condition or results of operations.
•Disruption to our manufacturing operations, supply chain or distribution channels could impair our ability to produce or deliver finished products and negatively impact our operating results.
•The loss of, or a significant reduction in sales to, any key customer can adversely affect our business, financial condition or results of operations.
•Our business, financial condition or results of operations may be adversely affected by increased costs, disruption of supply or shortages of raw materials, energy, water and other supplies.
•Pandemics, epidemics or other disease outbreaks, such as COVID-19, may change or disrupt consumption and trade patterns, supply chains, and production processes, which could materially affect our operations and results of operations.
•Our financial position may be adversely affected by an unexpected event carrying an insurance obligation for which we have inadequate coverage.
•Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.
•As a food manufacturing company, all of our products must be compliant with regulations by, among others, the U.S. Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), United States Department of Agriculture (“USDA”), and the laws of the various states and localities where we operate and sell products (“Local Laws”). In addition a number of our products rely on independent certification that they are non-GMO, gluten-free, organic or Kosher. Any non-compliance with the FDA, or USDA, or the loss of any such certification could harm our business.
•Potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations can have an adverse impact on our business, financial condition or results of operations.
•We may be unable to successfully identify and execute or integrate acquisitions.
•The geographic concentration of our markets may adversely impact us if we are unable to effectively diversify the markets in which we participate.
•We may not be able to attract and retain the highly skilled people we need to support our business.
•A portion of our workforce is represented by unions. Failure to successfully negotiate collective bargaining agreements, or strikes or work stoppages, could cause our business to suffer.
•We license certain trademarks to sell branded specialty products under popular household names, such as T.G.I. Friday’s®, which may require us to pay minimum annual royalty payments to the licensor.
•We may not be successful in implementing our growth strategy, including without limitation, increasing distribution of our products, attracting new consumers to our brands, driving repeat purchase of our products, enhancing our brand recognition, and introducing new products and product extensions, in each case in a cost-effective manner, on a timely basis, or at all.
•Impairment in the carrying value of goodwill or other intangible assets could have an adverse impact on our financial results.
•Our performance may be impacted by general economic conditions or an economic downturn.
•Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands.

Risks Related to the Ownership of our Securities

•Resales of shares of our Class A Common Stock could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.
•We are a holding company and our only material asset after the Closing of the Business Combination are our interest in UBH, and we are accordingly dependent upon distributions made by our subsidiaries to pay taxes, make payments under the TRA and pay dividends.

•Pursuant to the TRA, we are required to pay to Continuing Members and/or the exchanging holders of Common Company Units, as applicable, 85% of the tax savings that we realized as a result of increases in tax basis in UBH’s assets as a result of the sale of Common Company Units for the cash consideration in the Business Combination, the purchase and redemption of the common units and preferred units in the Continuing Members and the future exchange of the Common Company Units for shares of Class A Common Stock (or cash) pursuant to the Third Amended and Restated Limited Liability Company Agreement and certain other tax attributes of UBH and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA, and those payments may be substantial.
•In certain cases, payments under the TRA may exceed the actual tax benefits we realize or be accelerated.
•The NYSE may delist our Class A Common Stock from trading on its exchange, which could limit investors’ ability to make transactions in shares of our Class A Common Stock and subject us to additional trading restrictions.
•Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Class A Common Stock.
•Delaware law, the Certificate of Incorporation and Bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
•The Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
•Certain of our significant stockholders and Utz Brands Holdings members whose interests may differ from those of our other stockholders will have the ability to significantly influence our business and management.
•The Certificate of Incorporation does not limit the ability of the successors to the Sponsor to compete with us.
•Our business and operations could be negatively affected if it becomes subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.
•We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
•The grant of registration rights to certain of our stockholders and holders of our Warrants and the future exercise of such rights may adversely affect the market price of our Class A Common Stock.
•Our Private Placement Warrants may have an adverse effect on the market price of our Class A Common Stock.
•We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
•Compliance obligations under the Sarbanes-Oxley Act require substantial financial and management resources.

PART I
Item 1. Business

Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or “our” refer to Utz Brands, Inc. and its consolidated subsidiaries following the Business Combination, other than certain historical information which refers to the business of Utz Brands Holdings and its consolidated subsidiaries prior to the consummation of the Business Combination. Our Core geographies, consist of Alabama, Connecticut, Delaware, Louisiana, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia, West Virginia, Washington, and Washington D.C. (our “Core Geographies”). Our Expansion geographies consist of Arkansas, Colorado, Georgia, Illinois, Mississippi, North Carolina, Ohio, South Carolina, Tennessee, and Vermont (our “Expansion Geographies”). Our Emerging geographies consist of Alaska, Arizona, California, Florida, Hawaii, Idaho, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Utah, Wisconsin, and Wyoming (our “Emerging Geographies”).

Overview

We are a leading manufacturer, marketer, and distributor of high-quality, branded snacking products in the United States. We produce a broad offering of salty snacks, including potato chips, pretzels, cheese snacks, veggie snacks, pork skins, pub/party mixes, and other snacks. Our iconic portfolio of authentic, craft, and “better for you” (“BFY”) brands, which includes Utz, Zapp’s, ON THE BORDER, Golden Flake, Good Health and Boulder Canyon, among others, enjoys strong household penetration in the United States, where our products can be found in approximately half of U.S. households. As of January 3, 2021, we operate 14 manufacturing facilities with a broad range of capabilities, and our products are distributed nationally to grocery, mass, club, convenience, drug and other retailers through direct shipments, distributors, and more than 1,600 direct store delivery (“DSD”) routes. Our company was founded in 1921 in Hanover, Pennsylvania, and benefits from nearly 100 years of brand awareness and heritage in the salty snacks industry. We are the second-largest producer of branded salty snacks in our Core Geographies, based on retail sales and we have historically expanded our geographic reach and product portfolio organically and through acquisitions.

We believe our recent business combination with Collier Creek Holdings (“CCH”) and our enhanced access to capital as a public company best position us to realize our objective of becoming the fastest-growing pure-play branded snack platform of scale in the United States. Going forward, we plan to accelerate organic revenue growth, expand margins, and leverage our competitively advantaged route-to-market and scalable operating platform to make periodic value-enhancing strategic acquisitions.

Our business benefits from multiple opportunities to deliver attractive long-term profitable growth. Our value creation strategies are focused on driving productivity to enhance margins, reinvesting in marketing and innovation to accelerate revenue growth and continuing to make strategic acquisitions. We believe we are well-positioned for long-term growth as we (a) gained a significant amount of new buyers in the salty snack category in 2020 and repeat rates are increasing, (b) have significant opportunity in our Emerging and Growth Geographies and under-penetrated channels, (c) continue to execute productivity efforts that will help to fuel incremental marketing and innovation to accelerate growth in sales, (d) continue to make infrastructure improvements to enable us to continue to scale to greater heights, and (e) continue to make strategic acquisitions that deliver strong synergies and that enhance our competitive positioning. We believe each of these growth avenues represents a sizeable opportunity to expand our Net Sales. In addition, we further anticipate expanding our margins through supply chain productivity, revenue management, a higher-margin product mix, and higher margins on incremental sales as we leverage our scalable existing platform.

We also maintain a highly-disciplined approach to M&A and have substantial experience sourcing, executing, and integrating value-enhancing acquisitions. Since 2010, we have successfully integrated 14 acquisitions. Given our highly-scalable operating platform, we have been able to quickly and efficiently integrate acquired businesses into our infrastructure and realize attractive cost savings as well as revenue and distribution increases.

We believe these initiatives should generate attractive earnings growth as well as strong and stable free cash flow, enabling us to reinvest in our existing brands, reduce debt, and pay regular dividends to our stockholders.

Recent Developments

Effects of COVID-19. The novel coronavirus, or COVID-19, outbreak began impacting consumption, distribution and production of our products in March 2020. We are taking necessary preventive actions and implementing additional measures to protect our employees who are working on site. We continue to experience higher demand for our products versus the prior year, and we are servicing that demand by increasing production and distribution activities. Generally, producers of food products, including salty snacks, have been deemed “essential industries” by federal, state, and local governments and are exempt from certain COVID-19-related restrictions on business operations. Our strategic manufacturing capabilities and DSD distribution network have allowed us to effectively service increases in demand and be responsive to evolving market dynamics driven by changes in consumer behavior. We continue to monitor customer and consumer demands, and intend to adapt our plans as needed to continue to meet these demands.

Recent Acquisitions

On November 2, 2020, we completed the acquisition of certain assets from Conagra Brands, Inc. related to the H.K. Anderson business, a leading brand of peanut butter-filled pretzels for approximately $8 million. The transaction enables us to jump-start our entry into the growing filled pretzel segment, leveraging the synergies of our salty snack platform.
On November 11, 2020, we entered into a stock purchase agreement to acquire all of the outstanding shares of common stock of Truco Holdco Inc. (“Truco”), a leading seller of tortilla chips, salsa and queso sold under the ON THE BORDER® (“OTB”) brand for approximately $404.0 million. In addition on November 11, 2020, the Company entered into an asset purchase agreement to acquire from OTB Acquisition, LLC certain intellectual property (“OTB IP”) for $79.0 million, including all rights to the OTB trademarks for use in the manufacture, sale and distribution of snack food products in the United States and certain other international markets. The Company closed these acquisitions of Truco on December 14, 2020.
On February 8, 2021, we completed the acquisition of certain assets from Snak-King Corp related to the Vitner's business, a leading brand of snack foods in the Chicago metropolitan area, for $25 million, subject to customary purchase price adjustments. The Vitner's assets included intellectual property and assets associated with the distribution network, which includes approximately 55 DSD routes.

Brands

Our business is managed and reported in one operating segment. However, we actively manage our portfolio of brands by strategically segregating our sole operating segment into Power Brands and Foundation Brands. Power Brands, in aggregate, enjoy a combination of higher growth and margins, greater potential for value-added innovation, and enhanced responsiveness to consumer marketing as compared to Foundation Brands. As a result, we focus our investment spending and brand-building activities on Power Brands while managing Foundation Brands for cash flow generation to support investment in Power Brands and fund other corporate priorities.

Our Power Brands are comprised of Utz, ON THE BORDER, Good Health, Boulder Canyon, Zapp’s, Hawaiian, Golden Flake pork skins, TGIF, Herdez, and TORTIYAHS!.

Our flagship Utz brand generated retail sales in excess of $650 million in 2020, representing approximately 5.2% compound annual growth rate (“CAGR”) (2016-2020) and making it one of the 10 largest salty snack brands in the United States by retail sales. Recognized for its iconic logo featuring the “Little Utz Girl” since the 1920s, the Utz brand currently utilizes the slogan “Family Crafted Flavor Since 1921”. We sell a variety of salty snacks under the Utz brand, including potato chips, pretzels, cheese snacks, pub/party mixes, and others.

Our ON THE BORDER brand, which was acquired on December 14, 2020 as part of the acquisition of Truco, is a national brand of tortilla chips, salsa and queso. OTB is the #3 tortilla chip brand in the tortilla chip sub-category. Additionally, the acquisition of OTB strengthens our national geographic footprint in our Expansion Geographies and Emerging Geographies and enhances our presence in the Mass and Club retail channels.

Our Good Health and Boulder Canyon Power Brands anchor our position in the BFY segment of salty snacking, which has been a high-growth segment in recent years. Good Health, which we acquired in 2014, is positioned as a positive way to snack because its products have cleaner ingredients and are certified non-GMO and gluten-free. Boulder Canyon, which we acquired as part of the Inventure Foods, Inc. (“Inventure Foods”) acquisition in 2017, offers a line of premium BFY potato chips, including those made with olive or avocado oils. In the Natural channel, Boulder Canyon is the #2 potato chip brand while growing over 40% within the channel in 2020 and its “Canyon Cut” rippled avocado oil-based chip is the #1 selling potato chip item.

Our Power Brands also include a number of our authentic craft brands including Zapp’s, Hawaiian, and Golden Flake pork skins. For example, Zapp’s, which we acquired in 2011, offers a line of premium kettle-cooked potato chips with bold, authentic flavors steeped in its New Orleans roots, including “Voodoo,” “Hotter ‘N’ Hot Jalapeño,” “Spicy Cajun Crawtators,” and “Cajun Dill Gator-tators,” among others. Hawaiian is a premium kettle chip brand that was acquired with the acquisition of Kennedy Endeavors, LLC (“Kennedy”), the DSD snacks business of Conagra Brands, Inc. (the “Kennedy Acquisition”). It evokes the feel of the Pacific islands, with exotic flavors like “Sweet Maui Onion,” “Luau BBQ,” “Mango Habanero,” and “Hulapeño.” Our Golden Flake brand, a part of Southern culture since 1923, has a full line of Southern-style pork skins with flavors like “Louisiana Hot Sauce” and “Sweet Heat Barbecue,” which offer great taste and crunch with low carbohydrates.

Our Foundation Brands include strong regional snacking brands, such as Golden Flake (excluding pork skins), Tim’s Cascade, Snyder of Berlin, “Dirty”, Kitchen Cooked, Bachman, and Jax as well as our partner and private label brands. We have historically utilized the strong regional positions and relevance of our Foundation Brands to drive increased distribution for our Power Brands.

Products

We produce a broad range of salty snack foods, including potato chips, tortilla chips, pretzels, cheese snacks, veggie snacks, pub/party mixes, pork skins, ready-to-eat popcorn, and other snacks. Our products are packaged in a variety of different sizes and configurations, ranging from individual packages to shareable bulk containers. We also sell certain third-party branded products through our distribution network.

We believe our ability to produce a wide range of products differentiates us from some of our competitors whose businesses focus on a particular product type. We believe our broad product assortment enables us to gain greater distribution and shelf space with our customers. Our in-house production capabilities across a range of products also enable us to rapidly respond to evolving consumer needs and preferences and to better create new innovative products to delight consumers. We also believe that our diversified product portfolio results in more predictable and stable financial performance as we are not overly exposed to only one product sub-category.

Product Innovation

New product innovation is critical in the salty snacks category because consumers both enjoy long-time favorites and like to experiment with new forms, flavors, textures, and ingredients. In particular, our brands have strong competitive positions across an assortment of popular salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, pub/party mixes, veggie snacks, and pork skins. Given our long-standing customer relationships, broad production capabilities, and scalable distribution platform, we plan to strengthen our presence in certain salty snack sub-categories that we believe are highly synergistic to our existing business. We intend to expand our presence in key salty snack sub-categories through a combination of line extensions of our existing brands, new brand introductions, licensing partnerships with established brands, and/or acquisitions. We believe our expanded presence across key salty snack sub-categories would enhance our competitive position with customers and would be highly synergistic given our ability to leverage our existing manufacturing and distribution infrastructure.

As such, the level of new product innovation and the speed to market with these innovations are critical components of our business. Our innovation process begins with our marketing team, which understands our brands and consumers, and works collaboratively with our research & development and innovation leaders to identify new product opportunities that best suit our brand positions. We develop insights about unsatisfied consumer needs using our market research capabilities, and we track competitive product introductions to ensure appropriate responses. We also collaborate with third-party seasoning and flavor houses to understand the latest trends in consumer flavors and emerging consumer flavor preferences. Going forward, we intend to increase our investments in market research and other resources to generate more consumer insights and new product innovations.

We also utilize our flexible manufacturing and distribution platform to streamline the new product innovation process from idea conception through development and commercialization to market. The strategic location of our primary corporate office adjacent to our largest manufacturing plants facilitates strong coordination between our marketing, sales, research & development, and manufacturing professionals, leveraging the innovation experience of senior management and our in-house innovation leaders. Our broad in-house manufacturing capabilities across different product forms and packaging allow us to develop and commercialize new products quickly, and we have the manufacturing flexibility to handle many types of ingredients, including on-trend BFY oils such as avocado and olive. Our DSD distribution system allows us to efficiently experiment with new products at retail stores driven by the ability to quickly place new items and collect immediate feedback on sell-through trends. Finally, given the importance of in-store presence, we have a dedicated graphics team that is able to quickly develop and implement new packaging designs, impactful point-of-sale materials, and retail-ready displays.

Recent innovations include exciting new flavors such as Zapp’s “Evil Eye,” building on the success of the extreme flavor sensation in Zapp’s “Voodoo” kettle chips; Good Health “Creamy Onion & Chive Veggie Chips”; Boulder Canyon “Thin & Crisp” potato chips cooked in avocado oil; Utz Peanut Butter Filled Pretzels, flavored pretzels such as “Pumpernickel,” “Butter,” and “Everything”; and Utz “Kettle Classics” with TGI Fridays “Cheddar & Bacon” flavor. We have also introduced new product forms under the Good Health brand, including organic “Puffs” and “Fries,” as well as the TGI Friday’s brand, including “Party Sticks” shaped like French fries and “Pub Bites” shaped like chicken drumsticks. Further, we continue to introduce new packaging format innovations highlighted by the convenient POURABLES Utz cheeseballs pouches that protect your fingers while letting you enjoy your favorite snack.

Marketing, Advertising, and Consumer Engagement

Strategy. Our marketing strategy is centered around our strong brand equities, new product innovation capabilities, and the consistently high quality of our products. We conduct marketing efforts through three principal sets of activities: (i) consumer marketing and advertising, including sponsorships, print, digital, eCommerce and social media, and other product promotions; (ii) consumer sales incentives including coupons and rebates; and (iii) trade promotions to support features, displays and other merchandising of our products by our customers. We have historically relied more heavily on sponsorships, trade promotions, and in-store merchandising as our primary forms of consumer engagement. In fiscal 2020, we spent approximately $11.1 million related to consumer marketing and advertising expenses. Going forward, consistent with our value creation strategies, we intend to meaningfully increase our investments in direct consumer marketing and advertising focused on our Power Brands as well as reallocate our current mix of media spending toward activities we believe will generate the highest return on investment. We believe these strategies will have a meaningfully positive impact on our brands and help drive long-term Net Sales growth.

Digital and Social Media. In recent years we have shifted our media efforts toward digital advertising, and increased our investments in engaging with consumers directly via social media platforms. In mid-2019, we appointed a VP of Digital Marketing and eCommerce to focus on expanding and integrating our e-commerce and social media platforms. These efforts have resulted in significant increases in household reach, expanded community sizes, and increased social media engagement in 2020. We expect to continue to expand our investments in digital and social media in the future, including as part of our strategy to grow our eCommerce marketing investments.

Customers

In fiscal 2020, our top 10 customers, all of which are retailers, represented approximately 37% of our invoiced sales, and no customer accounted for more than 11% of our invoiced sales in fiscal 2020. We historically have benefited from long-term relationships with our key customers, having a sales relationship for more than 20 years on average across our top 15 retail customers.

Our strong brand equities, enhanced innovation, and increased consumer marketing spend should enable us to continue to expand distribution of our products both within existing customers and in under-penetrated retail channels. In 2020, we estimate that approximately 19% of our customers sold only one of our Power Brands and no customers sold all of our Power Brands. We believe there is an opportunity to expand our distribution in mass merchants and convenience stores, where our retail sales as a percentage of the salty snack category are lower than in other channels such as grocery or club stores.

International

More than 99% of our invoiced sales occurred in the United States in fiscal 2020, and we are focused on growing our business in the United States. Since substantially all of our business is in the United States, we believe we have more limited exposure to global economic conditions and foreign exchange fluctuations than companies with more substantial international sales and operations.

Competition

Our products primarily compete with other salty snacks but also compete more broadly for certain eating occasions with other snack foods. We believe that the principal competitive factors in the salty snacks industry include taste, convenience, product variety, product quality, price, nutrition, consumer brand awareness, media and promotional activities, in-store merchandising execution, customer service, cost-efficient distribution, and access to retailer shelf space. We believe we compete effectively with respect to each of these factors.

The salty snacking industry is competitive and includes a number of diverse participants. Our identified competitors include PepsiCo (Frito Lay), Campbell’s (Snyder’s-Lance), Kellogg’s (Pringles), General Mills, Grupo Bimbo, Hershey’s, Hain Celestial, and Arca Continental (Wise), among others. Our products also compete with private label or retailer-branded salty snacks. However, private label represented only approximately 5% of category retail sales in 2020, which was flat compared to its share of retail sales in 2013.

Historically, the salty snacks category has benefited from favorable competitive dynamics, including low private label penetration and category leaders who compete primarily via marketing and innovation.

Importantly, we are the #2 brand platform in our Core Geographies representing 9% of total salty snacks category retail sales. As of January 3, 2021 in our Core Geographies, we have the #1 position in pork skins with 27% of sub-category retail sales and the #2 positions in potato chips, pretzels and cheese snacks with 15%, 20% and 9% of sub-category retail sales, respectively. With the acquisition of OTB, as of December 14, 2020, we hold the #3 branded position with Tortillas, with a 4% share. We believe we have a strong and defensible position in our Core Geographies with a significant opportunity to enhance our national position by expanding sales in Expansion Geographies (where we represent 4.5% of category retail sales) and Emerging Geographies (where we represent 2.5% of category retail sales).

Notably, in 2020, approximately $2.3 billion of salty snack retail sales were generated by approximately 1,300 smaller competitors, each with retail sales of less than $200 million. We believe this fragmented group of smaller brands provides an attractive opportunity for us to expand our retail sales by either acquiring or displacing smaller regional or product-specific competitors.

Supply Chain

Sourcing. The principal ingredients used to manufacture our products include potatoes, oil, flour, wheat, corn, cheese, spices, and seasonings. Our primary packaging materials include flexible films and rigid containers, such as barrels, lids, cartons, and trays. All of our core ingredients are purchased according to rigorous standards to assure food quality and safety. Our principal ingredients are generally available from multiple suppliers and we do not source any of our top 10 inputs under any single-source arrangements. As such, we believe that we can make satisfactory alternative arrangements in the event of an interruption of supply from our vendors. No single category of raw material purchases represented more than 13% of our Cost of Goods Sold in fiscal 2020. In addition to raw materials, we source energy and liquid fuels for our manufacturing facilities and in-house distribution assets.

We utilize various buying strategies to mitigate the impact of changes in input prices, including fixed-price forward purchases as well as commodity hedging arrangements with third parties (particularly for energy, vegetable oils, wheat, and corn). A number of external factors such as weather, commodity markets, and governmental or agricultural programs can affect the cost of raw materials used in our products. To provide greater visibility, we typically look to enter into pricing arrangements covering a meaningful portion of our forecast purchases over the next 3 to 18 months. As of March 2, 2021, we believe we have entered into pricing arrangements covering over 75% of our budgeted raw material needs in fiscal 2021.

Manufacturing. We manufacture our products primarily through 14 company-operated manufacturing facilities across the United States. These include four legacy Utz facilities and ten facilities that were added over the last ten years from acquisitions (for more details see Item 2 “Properties” in this Annual Report on Form 10-K for more details). Our facilities had capacity to produce approximately 400 million pounds of salty snacks annually in 2020 based on management’s estimate of available capacity, excluding weekly sanitation, over a seven-day work schedule, providing us with significant available capacity to accommodate increased sales. We believe this available capacity across our manufacturing footprint will enable us to leverage existing fixed costs to generate higher margins on incremental organic sales or acquired brands as well as generate potential future cost savings through consolidating our manufacturing footprint. For example, in 2018 we consolidated production from our Denver, Colorado, manufacturing facility into our Goodyear, Arizona, facility, enabling us to realize cost savings and proceeds from the sale of the Colorado facility. Our manufacturing facilities are well-maintained, and we have a program to ensure appropriate maintenance capital expenditures are undertaken. We also utilize several co-manufacturers for certain products.

Distribution. We offer national distribution of our products through our flexible, hard-to-replicate distribution system that combines direct-to-warehouse, direct-to-store, distributor, and direct-to-consumer capabilities. We believe this hybrid system, which we have built and enhanced over nearly a century, offers us flexibility to cost-effectively distribute our products to a wide range of retail locations where salty snacks are sold. Additionally, we believe our distribution system is highly scalable, resulting in the ability to drive higher margins on incremental revenues and enabling us to realize significant cost savings when integrating acquired brands into our established platform.

We benefit from strong brand awareness and heritage in our Core Geographies, where we are the second largest provider of branded salty snacks based on retail sales. We have historically expanded our geographic reach, both organically and through acquisitions, in our Expansion and Emerging Geographies. We plan to continue to expand our distribution and sales of Power Brands in these geographies, supported by our increased brand investments, expansion of our direct-to-customer and DSD distribution capabilities, and potentially through strategic acquisitions.

Direct-to-Warehouse: For a number of our customers, we either ship products directly from our facilities to their distribution centers or allow them to pick-up products directly from our facilities. These customers are then responsible for fulfilling shipments to their own retail stores. The direct-to-warehouse (“DTW”) model is often preferred by some of our national mass, club, and grocery customers that have sufficient scale and capabilities to efficiently manage distribution and replenishment for their own retail stores.

Direct-Store-Delivery: We believe we are one of only three scale U.S. salty snack providers with extensive DSD capabilities. Within our DSD system, either independent operators (“IOs”) or Utz-employed route sales professionals (“RSPs”) pick up products from our manufacturing facilities, distribution centers, storage facilities, or small bins and distribute and sell these products to retail stores within a geographic territory. Our DSD system is utilized by both large and small customers, and we believe it provides us a competitive advantage in expanding distribution, increasing shelf space, executing in-store merchandising activities, and ensuring products are fresh and available wherever consumers shop. Our DSD network included over 1,600 individual routes reaching over 75,000 retail stores in 2020. Our DSD routes are managed by a combination of approximately 1,300 IOs, covering approximately 79% of our routes, and approximately 350 RSPs, covering approximately 21% of our routes as of January 3, 2021. Over the last several years, we have converted from a predominately company-owned RSP model toward the use of third-party IOs. We believe this transition benefits us by creating motivated independent owner-operators and a more variable cost structure for our company. We expect to substantially complete our ongoing transition from RSPs toward IOs by the second quarter of fiscal year 2022 (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Utz Brands Holdings — Recent Developments and Significant Items Affecting Comparability — Independent Operator Conversions” for more details).

Third Party Distributors: We also use third-party distributors in certain regions where their capabilities enhance the cost effectiveness and reach of our overall distribution system. For third-party distributors, we either ship products directly from our facilities to their distribution centers or allow them to pick up products directly from our facilities. The distributors are then responsible for selling our products to our customers and ensuring optimal retail presence within the stores they serve, utilizing both DTW and DSD capabilities. Our third-party distributors operated an additional approximately 635 DSD-style routes, reaching over 15,000 retail stores.

Direct-to-Consumer: We also distribute our products directly to consumers. Our direct-to-consumer shipments primarily originate from orders received via our company website (www.utzsnacks.com) or select third party retailer sites, including Amazon and Sam’s Club, which extend our reach to virtually every household in America. Our direct-to-consumer shipments are delivered from our central warehouse facility to consumers using FedEx, UPS, or other third-party carriers. E-Commerce represented approximately 7% of our retail sales in fiscal 2020 and is an accelerating part of our business, with the channel having grown by more than approximately 125% as compared to 2019.

Food Safety and Quality. Food safety and quality are top priorities and we dedicate substantial resources to ensure that consumers receive consistently safe and high-quality food products. Our products are manufactured in facilities that have programs and controls in place regarding consistent quality and food safety. These comprehensive programs include Safe Quality Food (SQF) certifications and Good Manufacturing Practices (GMPs) that are designed to produce a safe, wholesome product. Our suppliers are required to have similarly robust processes in place and confirm their compliance for shipments of all ingredients to be used in our products. Finally, in addition to real-time product testing during production, we frequently monitor product attributes including taste, aroma, texture, and appearance, and random samples of finished goods are regularly sent to third-party laboratories for testing and verification.

Human Capital

Supporting our people is a foundational value for Utz. We believe company success depends on our ability to attract, develop, and retain key personnel whose skills, experience and industry knowledge benefit our operations and performance. The Company’s Board, Board committees, and management oversee various employee initiatives including compensation and benefits programs, succession planning, and leadership development and diversity and inclusion.

Utz aims to both attract and retain a qualified workforce through an inclusive and accessible recruiting process and online platform, as well as by offering competitive wages, benefits, and training opportunities. We also support and develop our employees through company-wide training and development programs intended to build and strengthen employees’ leadership and professional skills.

Diversity, Equity and Inclusion

Utz wants to ensure that we have a workplace where every associate feels valued. It’s vital for us to ensure dignity and respect in the workplace by embracing diverse perspectives and backgrounds for all associates. Diverse teams drive better performance and greater innovation.

To further develop our diversity, equity and inclusion strategy, Utz has partnered with a nationally recognized consulting firm to aid in the development of a comprehensive strategy to ensure we are continuing to foster a work environment that values all people.

Health and Safety

The safety of our team members is a top priority. We strive to provide a safe working environment, and have policies, procedures, and training programs to ensure employees and associates understand and meet safety guidelines. Utz and our associates are dedicated to providing a safe environment by continuously improving our Safety Culture and Performance through commitment, investment, and training.
•Employee engagement: Leading indicators are used to both encourage and measure regular safety related activities throughout the organization
•Training: Safety training relevant to each work group’s operation is distributed throughout the organization monthly, quarterly and/or annually
•Compliance: Regular audits in various formats are used to review and ensure compliance with applicable agency regulations
•Performance metrics: Traditional OSHA metrics are maintained on a quarterly and annual basis to measure actual performance and help identify continuous improvement opportunities

Total Rewards

We have a demonstrated history of investing in our workforce by providing competitive wages and benefits. Our benefits package includes:
•Comprehensive health insurance coverage to employees working 30 hours or more each week;
•Parental leave to all new parents for birth, adoption or foster placement;
•Short term disability to provide partial wage protection for up to 13 weeks;
•Employee stock purchase plan;
•Wellness and disease management programs, health advocacy partner, and employee assistance programs;
•Tuition reimbursement program; and
•401(k) plan with generous company match and profit sharing.

Employees

As of January 3, 2021, we employed 3,083 full-time employees and 266 part-time employees.

Over the last several years, we have meaningfully reduced our number of full time employees and our selling, general & administrative expenses through our business transformation initiatives, particularly our DSD shift from RSPs to IOs and the associated restructuring of our sales management and corporate organization structure (see “— Supply Chain — Distribution” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Utz Brands Holdings — Recent Developments and Significant Items Affecting Comparability —Independent Operator Conversions” for more information). We expect the ongoing shift from RSPs toward IOs to be substantially completed by the second quarter of fiscal year 2022. Additionally, we historically have reduced employee count and operating expenses in relation to integration initiatives associated with our recent acquisitions.

Sustainability

We recognize the importance of Environment, Social and Governance issues for all stakeholders. As a newly public company, we are in the early stages of building our ESG framework and strategy and are using leading ESG and sustainability frameworks and guiding principles, such as the Sustainability Accounting Standards Board (SASB) and the U.N. Sustainable Development Goals (SDGs), as well as stakeholder engagement to inform our ESG program.

Cross-functional working groups and an ESG committee has been formed that has clear reporting to the executive team and the board. We recognize our responsibility to uphold the Company’s founding values which, for more than 100 years, have centered on working ethically, responsibly, and with integrity. We also look for ways to make a positive difference at work and in our communities. By collaborating with stakeholders, including team members, business partners, suppliers, and customers, we are working to become a more sustainable company.

Intellectual Property

We own numerous domestic and foreign trademarks and other proprietary rights that are important to our business. These include the U.S. trademark registrations, which protect certain rights in the following brands: Utz, ON THE BORDER, Zapp’s, Golden Flake, Good Health, Boulder Canyon, Hawaiian, TORTIYAHS!, Tim’s Cascade, Snyder of Berlin, “Dirty”, Kitchen Cooked, Bachman, Jax, and On the Border, among others. We also recently unveiled a modernization of our well known Little Utz Girl, and procured a trademark registration for her. Depending upon the jurisdiction, trademarks are valid as long as they are used in the regular course of trade and/or their registrations are properly maintained.

We also maintain rights to the domain name www.utzsnacks.com and www.getutz.com, among others.

We believe the protection of our intellectual property, particularly our trademarks, trade dress, trade secrets, copyrights and domain names, is important to our success. We aggressively protect our intellectual property rights by, among other methods, relying on a combination of watch services and enforcement under intellectual property laws through the domain name dispute resolution system. For example in 2020, we were engaged in litigation against Dirty South BBQ Co., LLC in the Eastern District of Pennsylvania, in light of Dirty South BBQ Co., LLC’s use of certain DIRTY designations in connection with the advertising, marketing, offering for sale, and sale of pork skins and food seasonings. This matter was then transferred to the Eastern District of Tennessee in September 2020 before both parties stipulated to the dismissal of the litigation in October 2020.

In addition, from time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We take proactive measures in attempts to avoid infringement of third party marks by conducting trademark clearance searches and taking other industry standard measures. However, this does not prevent third parties from asserting claims against us. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. The results of any current or future litigation cannot be predicted with certainty and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. See “Risk Factors — Potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations can have an adverse impact on our business, financial condition or results of operations.” Moreover, future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights.

We also license certain third-party brand names for use on our products, including the TGI Friday’s and Herdez trademarks. We use these trademarks in connection with the manufacturing, production, and distribution of snack products to be sold under the trademarked labels. Under the agreements governing our use of such trademarks, we are required to make guaranteed annual royalty payments. Sales under the TGI Fridays and Herdez agreements represent approximately 3% of our 2020 invoice sales.

We also license certain of our owned brands, including Utz, for use by third parties in certain food categories (such as frozen foods); however, licensing revenues from these arrangements represent less than 1% of fiscal year 2020 Net Sales and are not material to our business or growth strategy. Finally, we have historically engaged in certain cross-marketing and/or promotional activities with third parties, including Major League Baseball, thereby increasing the visibility of our brands.

Seasonality

Although the demand for our products is relatively stable throughout the year as compared to other consumer goods, we have experienced in the past, and expect to continue to experience, seasonal fluctuations in our retail sales as a result of consumer and customer spending patterns. Historically, the months of April-September and December have resulted in higher retail sales than average due to increased consumer demand during the spring and summer months and holiday season, as well as significant retailer merchandising and promotions around those times. Additionally, we have historically generated seasonal cash flow from decreases in working capital levels in the fourth quarter and invested cash flow in working capital increases in the first quarter. We expect these historical trends to continue in the future.

Government Regulation and Compliance

We are subject to various laws and regulations in the United States by federal, state and local government authorities. In the United States, the federal agencies governing the manufacture, distribution and advertising of our products include, among others, the FTC; the FDA; the United States Department of Agriculture, or USDA; the U.S. Environmental Protection Agency; and the Occupational Safety and Health Administration and similar state and local agencies. Under various statutes, these agencies, among other things, prescribe the requirements and establish the standards for quality and safety and regulate marketing and advertising to consumers.

We are subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. Our operations, and those of our distributors and suppliers, also are subject to various laws and regulations relating to environmental protection and worker health and safety matters. We monitor these regulatory requirements and our compliance on a regular basis.

Available Information

Our website is www.utzsnacks.com. The information found on, or that can be accessed from or that is hyperlinked to, our website is not part of this Annual Report on Form 10-K. We file or furnish annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). You may obtain a copy of any of these reports, free of charge, from the Investors Relations section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site that also contains these reports at: www.sec.gov. In addition, copies of the Company's annual report will be made available, free of charge, on written request to the Company.

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties. You should carefully consider the following risks as well as the other information included in this Annual Report on Form 10-K. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or prospects. However, the selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results of operations or prospects. In such a case, the trading price of our securities could decline and you may lose all or part of your investment in us.

Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or “our” refer to Utz Brands, Inc. and its consolidated subsidiaries following the Business Combination, other than certain historical information which refers to the business of UBH and its consolidated subsidiaries prior to the consummation of the Business Combination.

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

Our business currently depends in a large part on repeat purchases by the same consumers, many of whom are based in our Core Geographies where we have acquired strong regional brands and distribution capabilities in recent years. We believe this purchasing pattern is indicative of loyalty to our brands. However, these consumers are under no obligation to continue to repeatedly purchase our products and could stop or materially reduce purchasing our products at any time. These consumers could cease purchasing our products for any number of reasons, some of which are beyond our control, including changing consumer trends, negative publicity regarding our brand, real or perceived quality or health issues with our products, a change in consumers’ perception of “better for you” brands or other specialty brands, or the availability of premium-branded or lower-priced alternative snack products, or for no reason at all. Loss of consumers’ loyalty to our brands and the resulting decreased sales to consumers could have an adverse effect on our business and operating results.

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

We have in the past and we may, in the future, need to recall some of our products, including any products that we produce for other parties under a private label, if they become adulterated or if they are mislabeled due to our fault or error, or the fault or error of any of our suppliers. We may also be liable if the consumption of any of our products cause sickness or injury to consumers. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory, losses due to the frustration of our contracts with third parties, and lost sales due to the unavailability of product for a period of time. We could also suffer losses from a significant adverse product liability judgment. A significant product recall or product liability claim could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in the safety or quality of our products, ingredients or packaging and consumer loyalty. We may not be sufficiently indemnified by our suppliers, or successfully recover under any such indemnification rights, in the event sickness or injury to consumers is caused by any of our supplier’s fault or error. In addition, if other companies recall or experience negative publicity related to a product in a category in which we compete, consumers might reduce their overall consumption of products in that category.

Slotting fees and customer charges or charge-backs for promotion allowances, cooperative advertising, and product or packaging damages, as well as undelivered or unsold food products may have a significant impact on our operating results and may disrupt our customer relationships.

Retailers in the grocery industry may charge slotting fees for access to shelf space and often enter into promotional and advertising arrangements with manufacturers that result in the sharing of promotional and advertising costs among the retail customer, distributor or manufacturer. As the retail grocery industry has consolidated and become more competitive, retail customers have sought greater participation by manufacturers in cooperative promotional and advertising arrangements and are more inclined to pass on unanticipated increases in promotional and advertising costs to distributors and manufacturers. Additionally, retailers are exhibiting a greater willingness to take deductions from distributors and manufacturers for damaged products, undelivered and unsold products or to return unsold products to distributors and manufacturers. If we are charged significant and unanticipated promotional allowances or advertising charges directly or indirectly by retail customers, or if we, our IOs, third-party distributors or our direct or indirect customers take substantial charge-backs or return material amounts of our products, the operating results and liquidity of our business could be harmed, perhaps substantially. Moreover, an unresolved disagreement with a retail customer concerning promotional allowances, advertising charges, charge-backs or returns could significantly disrupt or cause the termination of a customer relationship, immediately reducing our sales and liquidity. Because of the limited number of retail customers in the U.S. grocery market, the loss of even a single retail customer, a single stock-keeping unit previously maintained by a retail customer, or a customer of one of our significant IOs or third-party distributors, could have a long-term negative impact on our financial condition and Net Sales.

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

Historically our growth strategy has utilized acquisitions in the salty snack industry as a means of our growth, and we believe that acquisitions will continue to be an important component of our intended growth strategy. Additionally, as a general matter, there is continuing consolidation in the snack food industry and in retail outlets for snack foods by other market participants. Although we gain benefits from the execution of our acquisition strategy, the continuing consolidation has increased, and may continue to increase, competition over such factors as promotional discounting and other price cutting techniques. Consolidation within the snack food industry and retail outlets by others may prevent us from effectively competing if others in the industry that have greater resources than us, and retail customers or potential retail customers, enter into long-term purchase contracts or promotional arrangements. Significant consolidation by others increases the possibility that we could lose one or more major customers, lose existing product authorizations at customer locations, lose market share or shelf space, increase expenditures or reduce selling prices, which could have an adverse impact on our business or financial results.

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

Our DTW network system relies on a significant number of brokers, wholesalers and logistics companies to deliver our products to approximately 350 retailer distribution centers as of the end of our 2020 fiscal year. The ability to maintain a DTW system depends on a number of factors, many of which are outside of our control. Some of these factors include: (i) the level of demand for the brands and products which are available in a particular area surrounding a retailer distribution center; (ii) the ability to price products at levels competitive with those offered by competing producers and at prices that consumers will purchase our products; and (iii) our ability and the ability of third-party logistics companies to deliver products in the quantity and at the time ordered by brokers, wholesalers and retail customers. We may not be able to mitigate the risks related to all or any of these factors in any of our current or prospective geographic areas. To the extent that any of these factors have an adverse effect on our relationships with our brokers, wholesalers or third-party logistics companies, thus limiting maintenance and expansion of the sales market, our revenue and financial results may be adversely impacted.

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

Our DSD network and regional third-party distributor network rely on over 1,300 IOs and approximately 430 third-party distributors, respectively, as of the end of our 2020 fiscal year for the distribution and sale of our branded products and some private label products. In order to purchase from us an exclusive right to deliver our products to retail customers in a specific territory, IOs and third-party distributors must make a commitment of capital or obtain financing to purchase such rights and other equipment to conduct their business. Certain financing arrangements, through third-party lending institutions, are made available to IOs and require us to repurchase the rights granted to an IO in the event the IO defaults on its loan; we are then required to collect any shortfall from the IO, to the extent possible. The inability of the IOs to make timely payments on their financing arrangements could require us to make payments on such financing arrangements pursuant to any guarantee agreements we have in place with such IOs’ third-party lenders. If we are required to make payments under such guarantees upon default by our IOs of a significant amount under their financing arrangements, the aggregate amount of such payments, could have an adverse effect on our financial results.

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

Disruption to our manufacturing operations, our supply chain or our distribution channels, including our DSD network, regional third-party distributor network and DTW system, could result from, among other factors, the following: (i) natural disaster; (ii) pandemic, or epidemic or other outbreak of disease; (iii) adverse developments in crops or other significant ingredient shortfall, due to factors such as famine or climate conditions affecting agricultural materials; (iv) fire or explosion; (v) terrorism or other acts of violence; (vi) labor strikes or other major labor disruptions; (vii) unavailability of raw or packaging materials; (viii) operational or financial instability of key suppliers, and other vendors or service providers, including our IOs, third-party distributors, brokers, wholesalers and logistics companies; (ix) government action or economic or political uncertainties or instability affecting the manufacture, distribution or sale of our products; (x) power, fuel or water shortages; (xi) unanticipated failures to comply with regulatory requirements; and (xii) changes requiring unexpected shifts in production planning which could impact our ability to meet product demand in a cost-effective manner. If we are unable, or find that it is not financially feasible, to effectively plan for or mitigate the potential impacts of such disruptive events on our manufacturing operations or supply chain, our financial condition and results of operations could be negatively impacted.

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

As a food manufacturing company, all of our products must be compliant with regulations by, among others, the U.S. Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), United States Department of Agriculture (“USDA”), and the laws of the various states and localities where we operate and sell products (“Local Laws”). In addition a number of our products rely on independent certification that they are non-GMO, gluten-free, organic or Kosher. Any non-compliance with the FDA, or USDA, or the loss of any such certification could harm our business.

We must comply with various FDA, FTC and USDA rules and regulations and Local Laws, including those regarding product manufacturing, food safety, required testing and appropriate labeling of our products. It is possible that FDA, FTC and USDA regulations thereof may change over time. As such, there is a risk that our products could become non-compliant with the applicable regulations and any such non-compliance could harm our business. In addition, we rely on independent certification of our non-GMO, organic, gluten-free and Kosher products and must comply with the requirements of independent organizations or certification authorities in order to label our products as such. Currently, the FDA does not directly regulate the labeling of Kosher or non-GMO products as such. The FDA has defined the term “gluten-free” and we must comply with the FDA’s definition if we include this label on our products. Our products could lose their non-GMO and gluten-free certifications if our raw material suppliers lose their product certifications for those specified claims. We could also lose our Kosher product certification if our production facility or a contract manufacturing plant is found to be in violation of required manufacturing or cleaning processes. The loss of any of these independent certifications, including for reasons outside of our control, could harm our business.

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

In December 2017, October 2019, and December 2020, we acquired Inventure Foods, Kennedy, the DSD snacks business of Conagra Brands, Inc., and Truco, respectively. In addition, we have periodically acquired other businesses or business assets and we plan to selectively pursue acquisitions in the future to continue to grow and increase our profitability. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing products and identifying and acquiring brands in new categories and in new geographies for purposes of expanding our platform of snack foods. Although we regularly evaluate multiple acquisition candidates, we cannot be certain that we will be able to successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on terms acceptable to us, or integrate acquisitions that we complete.

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

In addition, even when acquisitions, such as the acquisition of Inventure Foods, Kennedy, and Truco, are completed, integration of acquired entities and business lines can involve significant difficulties, such as failure to achieve financial or operating objectives with respect to an acquisition, strain on our personnel, systems and operational and managerial controls and procedures, the need to modify systems or to add management resources, difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies, amortization of acquired assets (which would reduce future reported earnings), possible adverse short-term effects on cash flows or operating results, diversion of management’s attention from the operations of our business, integrating personnel with diverse backgrounds and organizational cultures, coordinating sales and marketing functions and failure to obtain and retain key personnel of an acquired business. Failure to manage these acquisition growth risks could have an adverse effect on us.

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

The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities, and the net carrying value of other intangibles represents the fair value of trademarks, customer relationships, route intangibles and other acquired intangibles. Pursuant to U.S. GAAP, we are required to perform impairment tests on our goodwill and indefinite-lived intangible assets annually, or at any time when events occur, which could impact the value of our reporting unit or our indefinite-lived intangibles. These values depend on a variety of factors, including the success of our business, market conditions, earnings growth and expected cash flows. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital or lower than expected sales and profit growth rates. In addition, if we see the need to consolidate certain brands, we could experience impairment of our trademark intangible assets. During fiscal 2020, we recognized impairment charges of $0.1 million and $3.8 million for goodwill and trademarks, respectively. Significant and unanticipated changes in our business could require additional non-cash charges for impairment in a future period which may significantly affect our financial results in the period of such charge.

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

We consider our intellectual property rights, particularly our trademarks, to be a significant and valuable aspect of our business. We protect our intellectual property rights through a combination of trademark, trade dress, patent, copyright and trade secret protection, contractual agreements and policing of third-party misuses of our intellectual property. Our failure to obtain or adequately protect our intellectual property or any change in law that lessens or removes the current legal protections of our intellectual property may diminish our competitiveness and adversely affect our business and financial results.

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

Changes in interest rates may adversely affect our earnings and/or cash flows.

Our term loan and asset based revolving credit facility bear interest at variable interest rates that use the London Inter-Bank Offered Rate (“LIBOR”) as a benchmark rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021 (the “FCA Announcement”). The FCA Announcement, as updated by more recent pronouncements, indicates that the continuation of LIBOR on the current basis cannot and will not be assured after 2023, and LIBOR may cease to exist or otherwise be unsuitable for use as a benchmark. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. Although our credit agreement provides for successor base rates, the successor base rates may be related to LIBOR, and the consequences of any potential cessation, modification or other reform of LIBOR cannot be predicted at this time. We work to reduce our exposure to LIBOR through swap contracts which effectively fix a portion of our variable-rate interest payments. If LIBOR ceases to exist, we may need to amend our credit agreement and swap contracts. As a result, our interest expense may increase, and our available cash flow may be adversely affected.

Increases in income tax rates, changes in income tax laws or disagreements with tax authorities can adversely affect our business, financial condition or results of operations.

Increases in income tax rates or other changes in income tax laws in the United States or any particular jurisdiction in which we operate can reduce our after-tax income from such jurisdiction and adversely affect our business, financial condition or results of operations. An increase in tax rates would also cause a corresponding increase in the Company’s Tax Receivable Agreement (“TRA”) liability as the Company is obligated to share 85% of the cash tax savings that are attributable to its increased tax basis in the UBH partnership assets per the Business Combination, future exchanges of UBH units for UBI stock by the Continuing Members, and annual TRA Payments, as well as the tax basis step-up that occurred in connection with the Kennedy Acquisition. Existing tax laws in the United States have been and could in the future be subject to significant change. For example, in December 2017, the Tax Cuts and Jobs Act (the “TCJ Act”), was signed into law in the United States. While our accounting for the recorded impact of the TCJ Act is deemed to be complete, these amounts are based on prevailing regulations and currently available information, and additional guidance issued by the Internal Revenue Service (“IRS”), may continue to impact our recorded amounts in future periods. Additional changes in the United States tax regime, including changes in how existing tax laws are interpreted or enforced, can adversely affect our business, financial condition or results of operations.

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

Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations.

We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of a multi-year implementation of a new global enterprise resource planning (“ERP”) system and expect to fully transition to the new ERP during 2021. This ERP system will replace our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement the ERP system without experiencing further delays, increased costs and other difficulties. If we are unable to successfully design and implement the new ERP system as planned, our financial position, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be further delayed.

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

Risks Related to the Ownership of our Securities

Resales of shares of our Class A Common Stock could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.

There may be a large number of shares of Class A Common Stock sold in the market in the near future. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A Common Stock, even if our business is doing well. A substantial number of our Class A Common Stock previously held by the pre-Business Combination public shareholders of CCH at the closing of the Business Combination are available for sale in the public market. In addition, 15,802,379 shares of Class A Common Stock were issued upon exercise of our warrants, including warrants that were initially sold by CCH in its initial public offering of securities (the “Public Warrants”) and warrants issued pursuant to those certain Forward Purchase Agreements entered into by CCH, Collier Creek partners LLC, the sponsor of CCH (the “Sponsor”) and the independent directors of CCH (the “Forward Purchase Agreements” and such warrants, the “Forward Purchase Warrants”), and up to 7,200,000 shares of Class A Common Stock issuable upon the exercise of our warrants initially sold to the Sponsor simultaneously with the closing of its initial public offering (the “Private Placement Warrants”), have been registered for resale on the registration statement on Form S-1 declared effective as of October 5, 2020.

We have also registered up to 9,500,000 shares of Class A Common Stock that we may issue under the Utz Brands, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), 1,500,000 shares of Class A Common Stock that we may issue under the Utz Brands, Inc. 2021 Employee Stock Purchase Plan, and 1,557,941 shares of Class A Common Stock that we may issue under the Utz Quality Foods, LLC 2020 Long-Term Incentive Plan. To the extent such shares have vested or vest in the future (and settle into shares, in the case of restricted stock units), they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

In addition, we have granted certain registration rights in respect of all shares of Class A Common Stock, including shares that are obtainable in exchange for common units of UBH held by the Continuing Members.

Potential sales of shares of Class A Common Stock described above or the perception of such sales may depress the market price of our Class A Common Stock. A market for our Class A Common Stock may not continue, which would adversely affect the liquidity and price of our securities.

The price of our Class A Common Stock may fluctuate significantly due to the market’s reaction to the Business Combination and general market and economic conditions. An active trading market for our Class A Common Stock may not be sustained. In addition, the price of our Class A Common Stock can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our Class A Common Stock is not listed on, or becomes delisted from, the New York Stock Exchange (“NYSE”) for any reason, and is quoted on an over-the-counter market, the liquidity and price of such securities may be more limited than if we were quoted or listed on NYSE or another national securities exchange. You may be unable to sell your Class A Common Stock unless a market is sustained. Furthermore, our Private Placement Warrants, when exercised, will increase the number of issued and outstanding shares and may reduce the market price of our Class A Common Stock.

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

Pursuant to the TRA, we are required to pay to Continuing Members and/or the exchanging holders of Common Company Units, as applicable, 85% of the tax savings that we realized as a result of increases in tax basis in UBH’s assets as a result of the sale of Common Company Units for the cash consideration in the Business Combination, the purchase and redemption of the common units and preferred units in the Continuing Members and the future exchange of the Common Company Units for shares of Class A Common Stock (or cash) pursuant to the Third Amended and Restated Limited Liability Company Agreement and certain other tax attributes of UBH and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA, and those payments may be substantial.

At the closing of the Business Combination, the Continuing Members sold Common Company Units for the cash consideration in the Business Combination and may in the future exchange their Common Company Units, together with the surrender and cancellation of an equal number of shares of Class V Common Stock, for shares of our Class A Common Stock (or cash) pursuant to the Third Amended and Restated Limited Liability Company Agreement, subject to certain conditions and transfer restrictions as set forth therein and in the Investor Rights Agreement dated August 28, 2020 (the “Investor Rights Agreement”), entered into between the Company, the Continuing Members, the Sponsor, the Founder Holders, Collier Creek's independent directors (together with the Sponsor and the Founder Holders, the “Sponsor Parties”) and the representative of the Sponsor (the “Sponsor Representative”) in connection with the Closing of the Business Combination. In addition, we purchased common units and preferred units in the Continuing Members from third-party members, and the Continuing Members redeemed such units from us. These sales, purchases, redemptions and exchanges resulted in increases in our allocable share of the tax basis of the tangible and intangible assets of UBH. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future had such sales and exchanges never occurred.

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

The NYSE may delist our Class A Common Stock from trading on its exchange, which could limit investors’ ability to make transactions in shares of our Class A Common Stock and subject us to additional trading restrictions.

Our Class A Common Stock is currently listed on the NYSE. However, we cannot assure you that shares of our Class A Common Stock will continue to be listed on the NYSE in the future. In order to continue listing our Class A Common Stock on the NYSE, we must maintain certain financial, share price and distribution levels. It is possible that our Class A Common Stock will cease to meet the NYSE listing requirements.

If NYSE delists our Class A Common Stock from trading on its exchange and we are not able to list our Class A Common Stock on another national securities exchange, our Class A Common Stock could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•A limited availability of market quotations for our Class A Common Stock;
•Reduced liquidity for our Class A Common Stock;
•A determination that our Class A Common Stock is a “penny stock” which will require brokers trading in the Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•A limited amount of news and analyst coverage; and
•A decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A Common Stock is listed on the NYSE, our Class A Common Stock qualifies as a covered security under the statute. Although the states are preempted from regulating the sale of our Class A Common Stock, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if our Class A Common Stock were no longer listed on the NYSE, our Class A Common Stock would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our Class A Common Stock and certain senior securities.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Class A Common Stock.

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

Our Certificate of Incorporation and the General Corporation Law of the State of Delaware (the “DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Company Board and therefore depress the trading price of our Class A Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Company Board or taking other corporate actions, including effecting changes in management. Among other things, the Certificate of Incorporation and Bylaws include provisions regarding:

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

The Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, other employees, agents or stockholders to us or our stockholders, or any claim for aiding and abetting such alleged breach, (iii) any action asserting a claim against us or any of our current or former directors, officers, other employees, agents or stockholders (a) arising pursuant to any provision of the DGCL, the Certificate of Incorporation (as it may be amended or restated) or the Bylaws or (b) as to which the DGCL confers jurisdiction on the Delaware Court of Chancery or (iv) any action asserting a claim against us or any of our current or former directors, officers, other employees, agents or stockholders governed by the internal affairs doctrine of the law of the State of Delaware shall, as to any action in the foregoing clauses (i) through (iv), to the fullest extent permitted by law, be solely and exclusively brought in the Delaware Court of Chancery; provided, however, that the foregoing shall not apply to any claim (a) as to which the Delaware Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Delaware Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Delaware Court of Chancery, or (c) arising under federal securities laws, including the Securities Act of 1933 (the “Securities Act”) as to which the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum. Notwithstanding the foregoing, the provisions of Article XII of the Certificate of Incorporation will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum.

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

Certain of our significant stockholders and Utz Brands Holdings members whose interests may differ from those of our other stockholders will have the ability to significantly influence our business and management.

Pursuant to the Investor Rights Agreement that we entered into with the Sponsor, certain founder members of the Sponsor and their family members (the “Founder Holders”), the Sponsor Representative, the Continuing Members and the independent directors of CCH at the closing of the Business Combination in connection with the Business Combination, we agreed to nominate five designees by each of the Sponsor and the Continuing Members, respectively, to serve on the Company Board for so long as each of them and their respective affiliates and specified family members beneficially own certain specified percentages of certain economic interests in us and UBH held as of the closing of the Business Combination, without duplication. Accordingly, the Continuing Members and the successors to the Sponsor will be able to significantly influence the approval of actions requiring Company Board approval through their voting power. Such stockholders will retain significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, the Continuing Members and the successors to the Sponsor could influence whether acquisitions, dispositions and other change of control transactions are approved. Additionally, for so long as the Continuing Members hold at least 50% of the economic interests held in us and UBH as of Closing (without duplication) they will have consent rights over certain material transactions with respect to us and our subsidiaries, including UBH.

The Certificate of Incorporation does not limit the ability of the successors to the Sponsor to compete with us.

The successors to the Sponsor, or its successors, and each of their respective affiliates engage in a broad spectrum of activities, including investments in the financial services and technology industries. In the ordinary course of their business activities, the successors to the Sponsor, and each of their respective affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. The Certificate of Incorporation provides that none of the successors to the Sponsor, any of their respective affiliates or any director who is not employed by us (including any non-employee director who serves as one of its officers in both his director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The successors to the Sponsor, any of their respective affiliates also may pursue, in their capacities other than as members of the Company Board, acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, the successors to the Sponsor may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

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

The Investor Rights Agreement entered into between us, the Continuing Members, the Sponsor, the Founder Holders, the Sponsor Representative and certain independent directors of CCH, replacing the Original Registration Rights Agreement. Pursuant to the Investor Rights Agreement, the Continuing Members and the successors to the Sponsor, and, in each case, their permitted transferees have customary registration rights (including demand and piggy-back rights, subject to cooperation and cut-back provisions) with respect to (i) the Class A Common Stock (including the Class A Common Stock issued pursuant to the Third Amended and Restated Limited Liability Company Agreement upon exchange of the Common Company Units along with the surrender and cancellation of a corresponding number of shares of the Class V Common Stock for the Class A Common Stock), (ii) Private Placement Warrants and the Class A Common Stock issuable upon exercise of the Private Placement Warrants, and (iii) any of our Common Stock or common stock of any of our subsidiaries issued or issuable with respect to the securities referred to in clause (i) and (ii) above by way of dividend, distribution, split or combination of securities, or any recapitalization, merger, consolidation or other reorganization. Further, pursuant to the Forward Purchase Agreements, we agreed that we will use our reasonable best efforts (x) to file within 30 days after the closing of the Business Combination a registration statement with the SEC for a secondary offering of the shares issued pursuant to the Forward Purchase Agreements and the Forward Purchase Warrants (prior to their redemption) (and underlying Class A Common Stock), (y) to cause such registration statement to be declared effective promptly thereafter and (z) to maintain the effectiveness of such registration statement until the earlier of  (a) the date on which the succesors to the Sponsor and all of the independent directors cease to hold the securities covered thereby, and (b) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act. In addition, the Forward Purchase Agreements provide these holders will have certain “piggy-back” registration rights to include their securities in other registration statements filed by us. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Common Stock.

Our Private Placement Warrants may have an adverse effect on the market price of our Class A Common Stock.

We issued in a private placement an aggregate of 7,200,000 Private Placement Warrants, each exercisable to purchase one Class A Common Stock at $11.50 per share. Such Private Placement Warrants, when exercised, will increase the number of issued and outstanding Class A Common Stock and may reduce the value of the Class A Common Stock.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2020 fiscal year and that remain unresolved.

Item 2. Properties

Our corporate headquarters is located at 900 High Street, Hanover, Pennsylvania 17331. We own the property for this corporate office, which includes approximately 44,000 square feet of corporate office space adjacent to one of our manufacturing facilities. In addition, we own other corporate office space in Hanover, Pennsylvania, including 1040 High Street with 16,000 square feet of office space, 240 Kindig Lane with 8,000 square feet of office space, and 350 Kindig Lane with 6,000 square feet of office space.

We operate 14 principal manufacturing sites located in Algona, Washington; Goodyear, Arizona; Farmington, Illinois; Bluffton, Indiana; Fitchburg, Massachusetts; Wilkes-Barre, Pennsylvania; Lititz, Pennsylvania; Hanover, Pennsylvania; Berlin, Pennsylvania; Birmingham, Alabama; and Gramercy, Louisiana.

We also operate 27 owned warehousing and distribution centers across the United States. These facilities supplement the warehousing and distribution capabilities co-located at our manufacturing facilities to ensure cost efficient delivery and timely access to products by our customers and DSD distributors. In total, we own approximately 41 properties in the United States that include manufacturing locations, warehouses, and office locations.

We lease approximately 144 properties in the United States, which include warehouse locations, offices and small storage bins. We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs. Though we believe that our facilities are sufficient to meet our current needs, we believe that suitable additional space will be available as and when needed to maintain and support our ongoing business needs.

Item 3. Legal Proceedings

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock is traded on NYSE under the symbol “UTZ”. As of March 16, 2021, the closing price for our Class A Common Stock was $25.90.

Market price information regarding our Class V Common Stock and Common Company Units is not provided because there is no public market for our Class V Common Stock or our Common Company Units. Subject to certain timing restrictions a Common Company Unit can be exchanged, together with the forfeiture of a share of Class V Common Stock, for a share of Class A Common Stock.

Holders

As of January 3, 2021, there were 31 holders of record of our Class A Common Stock and two holders of record of our Class V Common Stock. The number of record holders does not include beneficial owners of our securities whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

Our Board of Directors has adopted a dividend policy, pursuant to which we will make quarterly dividends on the Class A Common Stock, to the extent our Board of Directors determines that we have available cash, available borrowings and other funds legally available therefor, taking into account the retention of any amounts necessary to satisfy our obligations that will not be reimbursed by UBH, taxes and under the TRA, and any restrictions contained in any applicable bank financing agreement by which we or our subsidiaries are bound. Pursuant to the dividend policy, on September 10, 2020, our Board of Directors declared a cash dividend of $0.05 per share on our Class A Common Stock, to the stockholders of record on September 21, 2020. Payment of the dividend was executed on October 13, 2020. In addition, on December 10, 2020 our Board of Directors declared a cash dividend of $0.05 per share on our Class A Common Stock and an additional cash dividend in the aggregate amount of approximately $0.8 million, equating to approximately $0.01 per share, to the stockholders of record on December 21, 2020. Payment of the dividend was executed on January 11, 2021.

Our Board of Directors expects to declare and pay a dividend on the outstanding shares of Class A Common Stock in an aggregate amount of no less than $0.20 per share of Class A Common Stock, per annum, with respect to the four fiscal quarters immediately following closing of the Business Combination (such dividend amount subject to adjustment for stock splits, reverse splits and other similar matters), including such dividends described above.

Notwithstanding the foregoing, we will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. We are a holding company without any direct operations and have no significant assets other than our ownership interest in UBH. Accordingly, our ability to pay dividends depends upon the financial condition, liquidity and results of operations of, and our receipt of dividends, loans or other funds from, our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to make funds available to us. In addition, there are various statutory, regulatory and contractual limitations and business considerations on the extent, if any, to which our subsidiaries may pay dividends, make loans or otherwise provide funds to us. For example, the ability of our subsidiaries to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by the terms of the agreements governing our outstanding indebtedness. The declaration and payment of dividends is also at the discretion of our Board of Director and depends on various factors including our results of operations, financial condition, cash requirements, prospects and other factors deemed relevant by our Board of Directors.

In addition, under Delaware law, our Board of Directors may declare dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then-current and/or immediately preceding fiscal year.

Securities Authorized for Issuance under Equity Compensation Plan

See “Equity Compensation Plan Information” included in Section 12 of this Form 10-K

Performance

The following graph compares the total shareholder return from November 26, 2018, the date on which our Class A common shares commenced trading on the NYSE, through January 3, 2021 of (i) our Class A Common Stock, (ii) the Standard and Poor's 500 Stock Index (“S&P 500 Index”) and (iii) the Standard and Poor’s Packaged Foods & Meats Index. The stock performance graph and table assume an initial investment of $100 on August 28, 2020, and that all dividends of the S&P 500 Index and S&P Packaged Food & Meats Index, were reinvested. The performance graph and table are not intended to be indicative of future performance. The performance graph and table shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Exchange Act.

Comparison of Cumulative Return*
$250.00
$200.00
$150.00
$100.00
$50.00
11/26/18
12/30/18
12/29/19
08/28/20
09/28/20
01/03/21
Utz Brands, Inc
S&P 500 Index
S&P Packaged Foods & Meats Index

*Assumes $100 was invested on November 26, 2018, the day on which our Class A Common Stock commenced trading on the NYSE (which, prior to our domestication to a Delaware corporation in connection with the Business Combination, were referred to Class A Ordinary Shares).

Item 6. Selected Financial Data

The selected financial information presented below for each of the last three years, was derived from our Consolidated Financial Statements. This information should be read in conjunction with our Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Successor	Predecessor
(in thousands, except share data)	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	Year Ended December 29, 2019	Year Ended December 30, 2018
Statement of operations:
Net Revenue	$325,648	$638,662	$768,228	$772,035
Gross Profit	105,671	227,067	253,798	266,705
Net (loss) income	(16,050)	3,420	(13,364)	(27,644)
Earnings per common share attributable to:
Basic and Diluted Class A share	$(0.13)
Balance sheet:
Total assets	$2,584,164	$791,236	$778,547	$640,670
Current and Non-current portion of term debt	778,469	637,105	640,125	646,392

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A “Risk Factors” of this Annual Report on Form 10-K.
Our fiscal year end is the Sunday closest to December 31. Our fiscal year 2019 ended December 29, 2019 and was a fifty-two-week period and our fiscal year 2020 ended January 3, 2021 and was a fifty-three-week fiscal year. Our fiscal quarters are comprised of thirteen weeks each, except for fifty-three-week fiscal periods for the which the fourth quarter is comprised of fourteen weeks, and end on the thirteenth Sunday of each quarter (fourteenth Sunday of the fourth quarter, when applicable).
Overview
We are a leading manufacturer, marketer, and distributor of high-quality, branded snacking products in the United States. We produce a broad offering of salty snacks, including potato chips, pretzels, cheese snacks, veggie snacks, pork skins, pub/party mixes, and other snacks. Our iconic portfolio of authentic, craft, and “better for you” brands, which includes Utz®, ON THE BORDER®, Zapp’s®, Golden Flake®, Good Health®, Boulder Canyon®, Hawaiian® Brand, and TORTIYAHS!®, among others, enjoys strong household penetration in the United States, where our products can be found in approximately 49% of U.S. households. We operate 14 manufacturing facilities with a broad range of capabilities, and our products are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors, and more than 1,600 direct-store-delivery (“DSD”) routes. Our company was founded in 1921 in Hanover, Pennsylvania, and benefits from 100 years of brand awareness and heritage in the salty snack industry. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2020 retail sales, we are second-largest producer of branded salty snacks in our Core geographies, where we have acquired strong regional brands and distribution capabilities in recent years.

Business Combination
On August 28, 2020, CCH domesticated into a Delaware corporation and changed its name to "Utz Brands, Inc." (the “Domestication”) and consummated the acquisition of certain limited liability company units of UBH, the parent of Utz Quality Foods, LLC (“UQF”), as a result of a new issuance by UBH and purchases from UBH’s existing equity holders pursuant to a Business Combination Agreement, dated as of June 5, 2020 (the “Business Combination Agreement”) among CCH, UBH and Series U of UM Partners, LLC (“Series U”) and Series R of UM Partners, LLC (“Series R” and together with Series U, the “Continuing Members”), following the approval at the extraordinary general meeting of the shareholders of CCH held on August 27, 2020.
UBI was determined to be the accounting acquirer and UBH was determined to be the accounting acquiree, in accordance with ASC 810, as the Company is considered to be the primary beneficiary of UBH after the Business Combination. Under the ASC 805, Business Combinations, acquisition method of accounting, purchase price allocation of assets acquired and liabilities assumed of UBH are presented based on their estimated fair values as of the closing of the Business Combination.
As a result of the Business Combination, UBI’s financial statement presentation distinguishes UBH as the “Predecessor” for periods prior to the closing of the Business Combination. UBI, which includes consolidation of UBH subsequent to the Business Combination, is the “Successor” for periods after the closing of the Business Combination. As a result of the application of the acquisition method of accounting in the Successor period, the financial statements for the Successor period are presented on a full step-up basis as a result of the Business Combination, and are therefore not comparable to the financial statements of the Predecessor period that are not presented on the same full step-up basis due to the Business Combination.
Key Developments and Trends
Our management team monitors a number of developments and trends that could impact our revenue and profitability objectives.
Long-Term Demographics, Consumer Trends, and Demand – We participate in the attractive and growing $28 billion U.S. salty snacks category, within the broader $97 billion market for U.S. snack foods. The salty snacks category has grown retail sales at an approximately 5.6% compound annual growth rate (“CAGR”) over the last four years, including the increased in-home consumption of salty snacks due to COVID-19 during 2020. During fiscal 2020, snacking occasions are on the rise as consumers increasingly seek out convenient, delicious snacks for both on-the-go and at-home lifestyles. According to data from the Hartman Group, The Consumer Goods Forum, and IRI, approximately 50% of U.S. eating occasions are snacks, with 95% of the U.S. population snacking daily and the average American snacking 2.6 times per day based upon the latest available IRI data. Additionally, the salty snacks category has historically benefited from favorable competitive dynamics, including low private label penetration and category leaders competing primarily through marketing and innovation. We expect these consumer and category trends to continue to drive strong retail sales growth for salty snacks.
As a staple food product with resilient consumer demand and a predominantly domestic supply chain, the salty snack category is well positioned to navigate periods of economic disruption or other unforeseen global events. The U.S. salty snack category has demonstrated strong performance through economic downturns historically, growing at a 4% CAGR from 2007 to 2010 during the last recession. More recently, the U.S. salty snack category demonstrated strong performance during the novel coronavirus (“COVID-19”) pandemic which began in March 2020 in the U.S. For the 52 weeks ended December 27, 2020, U.S. retail sales for salty snacks based on IRI data increased by 9.1% versus the comparable prior year period while our retail sales increased by 15.1% in the same period.
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

Taxes – On March 27, 2020, The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted which includes various tax provisions with retroactive effect. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are effective retroactively for years ending before the date of enactment. We deferred $7.8 million of payroll tax deposits per the CARES Act. The deferred payroll taxes must be deposited in two installments, with half due on December 31, 2021 and the remainder on December 31, 2022. We continue to evaluate the impact of the CARES Act; however, we believe it is unlikely to have a material effect on our consolidated financial position, results of operations, and cash flow.

Financing Costs – We regularly evaluate our variable and fixed-rate debt. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the combined fifty-three weeks period ended January 3, 2021 was 4.9%, down from 5.5% during the same timeframe in fiscal 2019. We have begun to use interest rate swaps to manage our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 8. "Long-Term Debt" and Note 9. "Derivative Financial Instruments and Purchase Commitments" to our audited consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K (our "Audited Financial Statements") for additional information on debt, derivative and purchase commitment activity.
LIBOR Transition – As of January 3, 2021, we had $780.0 million in variable rate indebtedness, up from $650.6 million at December 29, 2019, all or a portion of which uses London Inter Bank Offered Rate ("LIBOR") as a benchmark for establishing applicable rates. As announced in July 2017, LIBOR is expected to be phased out by the end of 2021. On November 30, 2020, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation issued a public statement that the administrator of LIBOR announced it will consult on an extension of publication of certain U.S. Dollar LIBOR tenors until June 30, 2023, which would allow additional legacy USD LIBOR contracts to mature before the succession of LIBOR. The administrator has not yet announced the results of its consultation. Although many of our LIBOR-based obligations provide for alternative methods of calculating the interest rate payable if LIBOR is not reported, the extent and manner of any future changes with respect to methods of calculating LIBOR or replacing LIBOR with another benchmark are unknown and impossible to predict at this time and, as such, may result in interest rates that are materially higher than current interest rates. If interest rates applicable to our variable interest indebtedness increase, our interest expense will also increase, which could make it difficult for us to make interest payments and fund other fixed costs and, in turn, adversely impact our cash flow available for general corporate purposes.

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

On October 21, 2019, we closed on our acquisition of Kennedy Endeavors, LLC (“Kennedy”) from Conagra Brands Inc. Kennedy consists of Tim’s Cascade Snacks and Snyder of Berlin, which are snack food manufacturers. We acquired this business to expand our national footprint and our DSD snacks business as well as capture significant synergies. The acquisition provided us with the second largest DSD network for branded salty snacks in the Pacific Northwest, a leased, regional production facility outside of Seattle, Washington, and increased scale with retailers in the Western United States. We also acquired regional DSD routes and a production facility in Berlin, PA, which are highly complementary with our existing business in that region. Our Consolidated Statements of Operations and Comprehensive Income include the operations of this business from October 21, 2019 through December 29 in 2019 and for all of fiscal year 2020.
On November 2, 2020, we completed the acquisition of certain assets from Conagra Brands, Inc. related to the H.K. Anderson business, a leading brand of peanut butter-filled pretzels for approximately $8 million. The transaction enables us to jump-start our entry into the growing filled pretzel segment, leveraging the synergies of our salty snack platform.
On November 11, 2020 the Company caused its subsidiaries, UQF and Heron, to enter into a Stock Purchase Agreement (the "Truco Acquisition") among UQF, Heron, Truco Holdco Inc. (“Truco”) and Truco Holdings LLC ("Truco Seller"). On December 14, 2020, pursuant to the Stock Purchase Agreement, the Company caused its subsidiary, Heron, to purchase and acquire from Truco Holdings LLC all of the issued and outstanding shares of common stock of Truco (the “Truco Acquisition”). Upon completion of the Truco Acquisition, Truco became a wholly owned subsidiary of Heron. At the closing of the Truco Acquisition, the Company paid the aggregate cash purchase price of approximately $404.0 million to Truco Holdings LLC, including payments of approximately $5.8 million for cash on hand at Truco at the closing of the Truco Acquisition, less estimated working capital adjustments, subject to customary post-closing adjustments.

In addition, on December 14, 2020, UQF purchased and acquired from OTB Acquisition, LLC certain intellectual property (“OTB IP”) assets (“IP Purchase”) pursuant to an Asset Purchase Agreement, dated November 11, 2020, among UQF, Truco Seller and OTB Acquisition, LLC. The IP Purchase was determined to be an asset acquisition under the provisions of ASC Subtopic 805-50. The IP Purchase is accounted for separately from the Truco Acquisition, as Truco and the OTB IP were acquired from two different selling parties that were not under common control and are two separate transactions. The OTB IP was initially recognized and measured by the Company based on its purchase price of $79.0 million since it was acquired in asset purchase and is treated as an indefinite lived intangible assets.

Commodity Trends
We regularly monitor worldwide supply and commodity costs so we can cost-effectively secure ingredients, packaging and fuel required for production. A number of external factors such as weather conditions, commodity market conditions, and the effects of governmental, agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address commodity costs primarily through the use of buying-forward, which locks in pricing for key materials between three and 18 months in advance. Other methods include hedging, net pricing adjustments to cover longer term cost inflation, and manufacturing and overhead cost control. Our hedging techniques, such as forward contracts, limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Toward the end of 2020, we began to experience an increase in pricing in certain commodities that we expect to continue into 2021. Due to competitive or market conditions, planned trade or promotional incentives, or other factors, our pricing actions may also lag commodity cost changes.
While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources.
Independent Operator Conversions
Our DSD distribution is executed via company-owned routes operated by RSPs, and third-party routes managed by IOs. We have used the IO and RSP models for more than a decade. In fiscal year 2017, we embarked on a multi-year strategy to convert all company owned RSP routes to the IO model. The mix between IOs and RSP was approximately 79% and 21%, respectively as of January 3, 2021 versus a 77% and 23% ratio for IOs and RSPs respectively as of December 30, 2019. We took a brief pause in 2020 due to COVID-19 and our ERP implementation. We anticipate completing substantially all remaining conversions by the second quarter of fiscal year 2022. The conversion process involves selling distribution rights to a defined route to an IO. As we convert a large number of routes in a year, there is a meaningful decrease in the selling and administrative costs that we previously incurred on RSPs and a corresponding increase in discounts paid to IOs to cover their costs to distribute our product. The net impact is a reduction in Selling expenses and a decrease in Net Sales and Gross Profit. Conversions also impact our balance sheet resulting in cash proceeds to us as a result of selling the route to an IO, or by creating notes receivable related to the sale of the routes.

Controls and Procedures
Prior to the consummation of the Business Combination, we were not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act and are therefore not required in connection with periods ended prior to the consummation of the Business Combination to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Since the consummation of the Business Combination, we are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which require our management to certify financial and other information in our quarterly and annual reports. We are required to provide an annual management report on the effectiveness of our internal control over financial reporting beginning with our annual report for the fiscal year ending January 3, 2021. We are not required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 until our first annual report subsequent to our ceasing to be an “emerging growth company” within the meaning of Section 2(a) of the Securities Act.

Results of Operations
Overview
The following tables present selected financial data for the Successor period from August 29, 2020 through January 3, 2021, the Predecessor period from December 30, 2019 through August 28, 2020, as combined for the year ended January 3, 2021 and the years ended December 29, 2019 and December 30, 2018.

We have prepared our discussion of the results of operations by comparing the results of the combined Successor period from August 29, 2020 through January 3, 2021 and the Predecessor period from December 30, 2019 through August 28, 2020 and the years ended December 29, 2019 and December 30, 2018.
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

	Successor	Predecessor	Non-GAAP Combined
(in thousands)	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	For the year ended January 3, 2021
Net sales	$325,648	$638,662	$964,310

Cost of goods sold	219,977	411,595	631,572

Gross profit	105,671	227,067	332,738

Selling and administrative expenses
Selling	63,616	131,579	195,195
Administrative	43,871	64,050	107,921

Total selling and administrative expenses	107,487	195,629	303,116

Gain on sale of assets
Gain on disposal of property, plant and equipment	109	79	188
Gain on sale of routes, net	749	1,264	2,013

Total gain on sale of assets	858	1,343	2,201

(Loss) income from operations	(958)	32,781	31,823

Other (expense) income
Interest expense	(13,301)	(26,659)	(39,960)
Other (expense) income	(2,058)	1,271	(787)

Other (expense) income, net	(15,359)	(25,388)	(40,747)

(Loss) income before taxes	(16,317)	7,393	(8,924)

Income tax (benefit) expense	(267)	3,973	3,706

Net (loss) income	(16,050)	3,420	(12,630)

Net loss attributable to noncontrolling interest	7,971	—	7,971

Net (loss) income attributable to controlling interest	$(8,079)	$3,420	$(4,659)

	Non-GAAP Combined	Predecessor
(in thousands)	For the year ended January 3, 2021	For the year ended December 29, 2019	For the year ended December 30, 2018
Net sales	$964,310	$768,228	$772,035

Cost of goods sold	631,572	514,430	505,330

Gross profit	332,738	253,798	266,705

Selling and administrative expenses
Selling	195,195	163,589	183,374
Administrative	107,921	64,723	68,018

Total selling and administrative expenses	303,116	228,312	251,392

Gain on sale of assets
Gain (loss) on disposal of property, plant and equipment	188	6,028	(2,312)
Gain on sale of routes, net	2,013	7,232	6,382

Total gain on sale of assets	2,201	13,260	4,070

Income from operations	31,823	38,746	19,383

Other (expense) income
Interest expense	(39,960)	(48,388)	(45,715)
Other (expense) income	(787)	(576)	607

Other (expense) income, net	(40,747)	(48,964)	(45,108)

Loss before taxes	(8,924)	(10,218)	(25,725)

Income tax expense	3,706	3,146	1,919

Net loss	(12,630)	(13,364)	(27,644)

Net loss (income) attributable to noncontrolling interest	7,971	(2,808)	(2,856)

Net loss attributable to controlling interest	$(4,659)	$(16,172)	$(30,500)
53 week Year Ended January 3, 2021 (Successor and Predecessor) versus 52 week Year Ended December 29, 2019 (Predecessor)
Net sales
Net sales was $325.6 million for the Successor period, $638.7 million from December 30, 2019 through August 28, 2020, and $768.2 million for the year ended December 29, 2019. Net sales for the combined year ended January 3, 2021 increased $196.1 million or 25.5% over the comparable period in 2019. The increase in net sales for the 53 weeks ended January 3, 2021 was related to the acquisitions of Kennedy, Kitchen Cooked, H.K. Anderson and Truco, increased sales across customers and geographies that were heightened by increased in-home consumption of salty snacks due to COVID-19, as well as a 53rd week. The 53rd week represents an increase of approximately $15.9 million.
IO discounts increased from $77.2 million for the for the year ended December 29, 2019 to $96.7 million for the corresponding combined year ended January 3, 2021. Excluding the impacts of acquisitions and changes to IO discounts, total net sales grew 16.7% for the combined year ended January 3, 2021 versus the corresponding period in 2019.

Net sales are evaluated based on classification as Power and Foundation brands. Power brands include our iconic heritage Utz brand; craft brands such as ON THE BORDER®, Zapp’s®, Golden Flake® Pork Skins, and Hawaiian®; “better for you” brands such as Good Health® and Boulder Canyon®; and selected licensed brands such as TGI Fridays® and Herdez®. Our Foundation brands are comprised of several regional brands, including Bachman®, Golden Flake® Chips and Cheese, Tim’s Cascade® Snacks, Snyder of Berlin®, and “Dirty” Potato Chips® as well as partner and private label brands.
For the combined year ended January 3, 2021, excluding the impact of higher IO discounts and brands acquired through our Kennedy, Kitchen Cooked, H.K. Anderson and Truco acquisitions, Power Brand sales increased by approximately 14%, while Foundation Brand sales decreased approximately 1% from 2019. Growth in Power Brands was led by Utz®, Zapp’s®, TORTIYAHS!® and Golden Flake Pork® Skins brands, with strong increases across Core, Expansion and Emerging Geographies. The decline in Foundation Brands reflects our strategy to focus on our Power Brands and continued softness in foodservice, up-and-down-the-street customers, and the convenience channel due to COVID-19. Conversely, our Power Brands have a stronger presence in large format channels, which have performed well during this time period.
Cost of goods sold and Gross profit
Gross profit was $105.7 million for the Successor period, $227.1 million from December 30, 2019 through August 28, 2020, and $253.8 million for the year ended December 29, 2019. Gross profit for the combined year ended January 3, 2021 increased $78.9 million or 31.1% over the comparable period in 2019. The increase in gross profit for fiscal year 2020 was driven by higher sales, contributions from the acquisition of Kennedy, Kitchen Cooked, H.K. Anderson and Truco, leveraging our existing infrastructure and available capacity, as well as lower per unit costs for materials and overhead driven by productivity initiatives, and lower commodity costs, which were partially offset by the amortization of acquired inventory of $5.8 million.
Our gross profit margin was 34.5% for the combined fiscal year 2020 versus 33.0% for the fiscal year ended 2019. Excluding the amortization of acquired inventory, the improvement in gross profit margin was primarily driven by the sales volume leverage on controllable overhead costs and productivity savings. IO discounts increased from $77.2 million in fiscal 2019 to $96.5 million in fiscal 2020, reducing gross profit by $19.3 million.
Selling and administrative expense
Selling and administrative expenses were $107.5 million for the Successor period, $195.6 million from December 30, 2019 through August 28, 2020, and $228.3 million for the year ended December 29, 2019. Selling and administrative expenses for the combined year ended January 3, 2021 increased $74.8 million or 33% over fiscal 2019. The increased expenses in fiscal 2020 were driven by higher transaction-related service provider fees, higher operational costs related to incremental sales volume, operating expense of the acquired Kennedy, Kitchen Cooked, H.K. Anderson and Truco businesses, higher incentive compensation expense and an additional 53rd week.
Gain (loss) on sale of assets
Gain on sale of assets was $0.9 million for the Successor period, $1.3 million from December 30, 2019 through August 28, 2020, and $13.3 million for the year ended December 29, 2019. Gain on sale of assets was primarily driven by a reduction in the number of conversions of RSP routes to IO routes, which resulted in lower proceeds from the sale of routes in fiscal year 2020 compared to the same time period in fiscal year 2019. Additionally, Company owned routes were recorded at fair value as a result of the Business Combination, which resulted in increasing the IO route asset by $10.5 million.
Other (expense) income, net
Other expense, net was $15.4 million for the Successor period, $25.4 million from December 30, 2019 through August 28, 2020, and $49.0 million for the year ended December 29, 2019. The Company incurred $2.5 million of expenses in connection with the repayment of the Senior Secured First Lien Note and incremental interest of $1.1 million and deferred financing fees that were expensed of $4.7 million related to the bridge loan in connection with the acquisition of Truco during the Successor period. Interest expense decreased $8.4 million for the combined year ended January 3, 2021, versus the fiscal year 2019. The lower interest expense was driven by a reduction in the comparative average LIBOR rate and payoff of the existing second lien term loan and subsequent origination of a new term loan with a lower fixed rate component in the fiscal fourth quarter of 2019, which favorably impacted the fiscal year 2020.
Income taxes
Income taxes were a benefit of $0.3 million for the Successor period, expense of $4.0 million for December 30, 2019 through August 28, 2020, and expense of $3.1 million for the year ended December 29, 2019.

Year Ended December 29, 2019 (Predecessor) versus Year Ended December 30, 2018 (Predecessor)
Net sales
Net sales for fiscal 2019 compared to fiscal 2018 remained relatively flat, with a $3.8 million and 0.5% decrease year over year. The decrease in net sales was related to the conversion of RSP operated routes to IOs which resulted in additional discounts and commissions offered to IOs. IO discounts increased from $58.0 million in fiscal 2018 to $77.2 million in fiscal 2019, reducing net sales by $19.2 million for the period. This conversion was mostly offset by the fourth quarter results associated with the acquisition of Kennedy, which closed on October 21, 2019.
Excluding the offsetting impact of the Kennedy Acquisition and changes in IO discounts, Power brands, which accounted for approximately 78% of the overall sales, increased by approximately 2%. This was partially offset by a decrease in sales of approximately 5% within the Foundation brands, which accounted for the remaining 22%. Growth in Power brands was led by the Utz, Zapp’s and Golden Flake Pork Skins brands, partially offset by the negative impact of a strategic realignment of the Boulder Canyon and TGI Fridays brands as part of the Inventure Foods integration process. The decrease in sales of Foundation brands primarily resulted from our strategic decision to exit certain low-margin, non-core private label businesses acquired through previous acquisitions.
Cost of goods sold and Gross profit
Our gross profit for fiscal 2019 was $253.8 million, a $12.9 million and 4.8% decrease compared to gross profit of $266.7 million for fiscal 2018. The decrease in gross profit in fiscal year 2019 was made up of a net $16.8 million reduction due to conversion of RSP routes to IOs which increased IO discounts and decreased cost of stale and damaged product, $5.4 million increase due to the Kennedy Acquisition, and $1.5 million reduction primarily due to higher input costs. Our gross profit margin was 33.0% and 34.5% for fiscal years 2019 and 2018, respectively. The decrease in gross profit margin was primarily driven by the conversion of RSP routes to IOs as well as lower overall gross profit margins of Kennedy and higher input costs. IO discounts increased from $58.0 million in fiscal 2018 to $77.2 million in fiscal 2019, reducing gross profit by $19.2 million for the period. Excluding the impact of increased IO discounts due to DSD route conversions, gross profit as a percentage of net sales would have increased by 0.2% from 34.5% to 34.7%.
Selling and administrative expense
Our selling and administrative expenses for fiscal 2019 were $228.3 million, a $23.1 million and 9.2% decrease, compared to selling and administrative expenses of $251.4 million for fiscal 2018. The decrease in selling and administrative expenses for fiscal year 2019 was primarily made up of an $18.0 million reduction driven by conversion of RSP operated routes to IOs over the course of fiscal years 2018 and 2019. IO conversions resulted in decreased RSP compensation and benefit costs, fleet expenses, and sales management costs in fiscal year 2019. Selling and administrative expenses also decreased by $6.7 million primarily due to a full year of benefit from integration-related cost savings realized from the acquisition of Inventure Foods. These decreases were partially offset by $1.6 million of increased marketing investments for sponsorships in fiscal year 2019.
Gain (loss) on sale of assets
Our gain on sale of assets for fiscal 2019 was $13.3 million, a $9.2 million and 225.8% increase, compared to our gain on sale of assets of $4.1 million for fiscal 2018. The increase in gain on sale of assets for fiscal year 2019 was primarily driven by the sale of one of our plants for a $4.6 million gain, compared to a net loss realized on the disposal of computer hardware and software and other certain assets in 2018. In addition, gain on sale of routes to IOs contributed $0.9 million to the increase in gain on sale of assets for fiscal year 2019.
Other (expense) income, net
Other expense, net for fiscal 2019 was $49.0 million, $48.4 million of which was related to interest expense. Of the 2019 interest expense, $43.7 million was related to our credit facility and other long-term debt, $2.1 million was related to deferred financing fees, and $2.6 million was related to Notes Payable — IO loans. The interest expense on Notes Payable — IO loans is a pass-through expense that has an offsetting interest income within other income, net, which is paid by such IO. Other expense, net for fiscal 2018 was $45.1 million, $45.7 million of which was related to interest expense. Of the 2018 interest expense, $42.3 million was related to our credit facility and other long-term debt, $2.4 million was related to deferred financing fees, and $0.7 million was related to IO loans. The total interest expense increased by $2.7 million or 5.8%. This change was primarily driven by an increase in the average LIBOR rate on our variable rate debt and our pass-through interest expense on notes payable related to the financing of the sale of IO routes, which were partially offset by lower interest expense in connection with the repayment of our Second Lien Term Loan in fiscal year 2019.

Income taxes
Income taxes for the fiscal year 2019 was $3.1 million, a $1.2 million increase, compared to income taxes of $1.9 million for fiscal 2018, which was primarily due to the mix of income related to taxable entities and nontaxable partnerships. Under our predecessor structure, we were generally not subject to entity-level taxes for income generated through our limited liability companies that were taxed as operating partnerships; consequently, our income tax expense for the predecessor periods relates primarily to certain corporate subsidiaries that are subject to corporate income taxes.

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

The following tables provides a reconciliation from Net (Loss) Income to EBITDA and Adjusted EBITDA the fiscal periods ended January 3, 2021 and August 28, 2020, and years ended December 29, 2019 and December 30, 2018:

	Successor	Predecessor	Non-GAAP Combined	Predecessor
(dollars in millions)	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	For the year ended January 3, 2021	For the year ended December 29, 2019	For the year ended December 30, 2018
Net (loss) income	$(16.0)	$3.4	$(12.6)	$(13.4)	$(27.6)
Plus non-GAAP adjustments:
Income Tax Expense			3.7	3.2	1.9
Depreciation and Amortization			50.5	29.3	30.4
Interest Expense, Net			40.0	48.3	45.7
Interest Income (IO loans)(1)			(2.4)	(3.4)	(2.6)
EBITDA			79.2	64.0	47.8
Certain Non-Cash Adjustments(2)			3.2	9.4	12.5
Acquisition and Integration(3)			40.0	3.3	11.3
Business Transformation Initiatives(4)			8.8	5.1	3.0
Financing-Related Costs(5)			2.7	4.7	0.9
Adjusted EBITDA			133.9	86.5	75.5
Adjusted EBITDA as a % of Net Sales			13.9%	11.3%	9.8%
Adjustment to remove 53rd week			(3.1)	—	—
Conagra DSD Snacks (Kennedy) Pre-Acquisition EBITDA(6)			—	9.9	—
Kitchen Cooked Pre-Acquisition Adjusted EBITDA(6)			—	0.5	—
HKA Pre-Acquisition Adjusted EBITDA(6)			1.1	1.6	—
Truco Pre-Acquisition Adjusted EBITDA(6)			47.5	31.1	—
Further Adjusted EBITDA			$179.4	$129.6	$75.5
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
(2)Certain Non-Cash Adjustments are comprised primarily of the following:
Incentive programs – Utz Quality Foods, LLC, our wholly-owned subsidiary, established the 2018 Long-Term Incentive Plan (the “2018 LTIP”) for employees in February 2018. The Company recorded income of $3.0 million for the Predecessor period from December 30, 2019 to August 28, 2020. The income was the result of the conversion rate of the 2018 LTIP Phantom Units into the 2020 LTIP RSUs. The Company recorded expenses of $6.5 million and $7.9 million in 2019 and 2018, respectively. Expenses incurred for the 2018 LTIP are non-operational in nature and are expected to decline upon the vesting of the remaining phantom units from fiscal year 2018 and fiscal year 2019 at the end of fiscal year 2021. The phantom units under the 2018 LTIP were converted into the 2020 LTIP RSUs as part of the Business Combination. Additionally, in the Successor period, the Company incurred $6.8 million of share based compensation for the Successor period from August 29, 2020 to January 3, 2021

Purchase Commitments and Other Adjustments – We have purchased commitments for specific quantities at fixed prices for certain of our products’ key ingredients. To facilitate comparisons of our underlying operating results, this adjustment was made to remove the volatility of purchase commitment related gains and losses. For the year ended January 3, 2021, we recorded a benefit of $0.2 million compared to a benefit of $0.9 million and expense of $1.1 million during 2019 and 2018, respectively.
Asset Impairments and Write-Offs — There were no adjustments for impairments recorded in 2020. However, we did record impairments on certain trade name intangible brand assets in fiscal years 2019 and 2018 totaling $3.8 million and $2.9 million, respectively. Impairments recorded in fiscal years 2019 and 2018 were for a brand acquired from Inventure and a brand acquired from Golden Flake, respectively. In 2018, we also wrote-off certain computer hardware and software acquired in recent acquisitions that we retired totaling $0.6 million.
(3)Adjustment for Acquisition and Integration Costs – This is comprised of consulting, transaction services, and legal fees incurred for acquisitions and certain potential acquisitions. In 2020, the majority of charges are related to costs incurred for the Business Combination, the HK Anderson acquisition, and the Truco acquisition, and related integration expenditures where we incurred costs of $40.0 million in 2020 compared to expenses of $3.3 million and $11.3 million for the same periods in 2019 and 2018 respectively. The fiscal 2018 adjustment included a $4.0 million write-off of certain plant assets to discontinue our manufacturing plant in Denver, Colorado, following a strategic review of manufacturing capacity related to the Inventure integration. Later, in fiscal 2019, we recorded $4.6 million in proceeds from the sale of the facility, included in the 2019 adjustment.
(4)Business Transformation Initiatives Adjustment – This adjustment is related to consultancy, professional, and legal fees incurred for specific initiatives and structural changes to the business that do not reflect the cost of normal business operations. In addition, certain Rice/Lissette family-related costs incurred but not part of normal business operations, and gains realized from the sale of distribution rights to IOs and the subsequent disposal of trucks, offset by severance costs associated with the elimination of RSP positions, fall into this category. In 2020, total net cost was $8.8 million compared to $5.1 million and $3.0 million net cost for the 2019 and 2018, respectively.
(5)Financing-Related Costs – These costs include adjustments for various items related to raising debt and preferred equity capital. In fiscal 2020, we incurred $2.5 million of expenses related to a prepayment penalty for the pay-down of debt and $0.2 million of other debt raising and preferred equity capital costs. In fiscal 2019, these costs include expenses related to the sale of preferred and common units by Series U, Series R, and SRS to an outside investor, the repayment of the Second Lien Term Loan, and the issuance of the Secured First Lien Note to finance the Kennedy Acquisition. Financing-Related Costs adjustments of $4.7 million, and $0.9 million, were made in fiscal years 2019 and 2018, respectively. The amount in fiscal 2019 includes $4.3 million related to a loss recognized on extinguishment of debt related to the repayment of the Second Lien Term Loan as well as $0.4 million in professional fees related to the new capital raised, which were partially offset by deferred financing fees.
(6)Pre-Acquisition Adjusted EBITDA- This adjustment represents the adjusted EBITDA of acquired companies prior to the acquisition date.
Liquidity and Capital Resources
The following table presents net cash provided by operating activities, investing activities and financing activities for the fifty-three weeks ended January 3, 2021 and fifty-two weeks ended December 29, 2019.

	Successor	Predecessor
(in thousands)	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	For the year ended December 29, 2019	For the year ended December 30, 2018
Net cash (used in) provided by operating activities	$(932)	$30,627	$27,992	$15,747
Net cash used in investing activities	(681,882)	(21,516)	(115,882)	(2,169)
Net cash provided by (used in) financing activities	241,973	(10,451)	96,029	(16,366)

For the period ended January 3, 2021, our consolidated cash balance, including cash equivalents, was $46.9 million or $31.8 million higher than at December 29, 2019. Net cash provided by operating activities for the combined fifty-three weeks ended January 3, 2021 was $29.7 million compared to $28.0 million for the fifty-two weeks ended December 29, 2019, with the difference largely driven by the increase in gross margin and lower interest expense partially offset by the increased cash expenses associated with transaction costs. Cash used in investing activities for the combined fifty-three weeks ended January 3, 2021 was $703.4 million mostly driven by the Business Combination and capital expenditures of $21.7 million, versus cash used in investing activity of $115.9 million for the fifty-two weeks ended December 29, 2019, which was driven by the acquisitions of Truco and the corresponding ON THE BORDER tradename, along with the acquisition of UBH, Kitchen Cooked and the H.K. Anderson business. Additionally, during fiscal year 2019, we sold certain IO notes, which resulted in cash proceeds of $33.2 million. Net cash provided by financing activities was $231.5 million for the combined fifty-three weeks ended January 3, 2021, which was primarily as a result of the bridge credit agreement for the acquisition of Truco and exercise of warrants, versus net cash provided by financing activities of $96.0 million for the fifty-two weeks ended December 29, 2019.
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
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (the “ABL facility”) in an initial aggregate principal amount of $100.0 million. The ABL facility was set to expire on the fifth anniversary of closing, or November 21, 2022. On April 1, 2020, the ABL facility was amended to increase the credit limit up to $116.0 million and to extend the maturity through August 22, 2024. On July 23, 2020 the ABL facility was amended to add language around the public structure. On December 18, 2020 the ABL facility was amended to increase the credit limit up to $161.0 million. No amounts were outstanding under this facility as of January 3, 2021 or December 29, 2019. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit. As of January 3, 2021 and December 29, 2019, $106.4 million and $83.0 million, respectively, was available for borrowing, net of letters of credit. The facility bears interest at an annual rate based on LIBOR plus an applicable margin of 1.50% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.50% (ranging from 0.50% to 1.00%). Under the Prime rate, had there been outstanding balances, the interest rate on the facility as of January 3, 2021 and December 29, 2019 would have been 3.75% and 5.25%, respectively. Had there been outstanding balances and the Company elected to use the LIBOR rate, the interest rate on the ABL facility as of January 3, 2021 and December 29, 2019 would have been 1.64% and 3.30%, respectively. The ABL facility is also subject to unused line fees (0.5% at January 3, 2021) and other fees and expenses.

Standby letters of credit in the amount of $14.1 million have been issued as of January 3, 2021 and December 29, 2019. The standby letters of credit are primarily issued for insurance purposes.
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
The First Lien Term Loan requires quarterly principal payments of $1.3 million beginning March 2018, with a balloon payment due for any remaining balance on the seventh anniversary of closing, or November 21, 2024. On August 28, 2020, as part of the Business Combination (as described in Note 1. "Operations and Summary of Significant Accounting Policies" and Note 2. "Acquisitions") an advance payment of principal was made on the First Lien Term Loan of $111.6 million, as such no principal payments are due until November 21, 2024. The First Lien Term Loan bears interest at an annual rate based on either LIBOR plus an applicable margin of 3.50%, or prime rate plus an applicable margin of 2.50%. The interest rate on the First Lien Term Loan as of January 3, 2021 and December 29, 2019 was 3.65% and 5.20%, respectively.

The Company incurred closing and other costs associated with the Term Loans, which were allocated to each loan on a specific identification basis based on original principal amounts. Finance fees allocated to the First Lien Term Loan and the Second Lien Term Loan were $10.7 million and $4.1 million, respectively, which are presented net within “non-current portion of debt” on the consolidated balance sheets for the predecessor periods. Deferred fees are amortized ratably over the respective lives of each term loan. Deferred fees associated with the term loans under the January 2017 credit agreement were fully expensed during 2017 and deferred financing fees were derecognized as a result of the Business Combination as described in the Note 1. "Operations and Summary of Significant Accounting Policies" and Note 2. "Acquisitions".
On October 1, 2019, the Company repaid the Second Lien Term Loan with the proceeds of the sale of preferred and common units by Series U, Series R, and SRS. The Company accounted for the repayment of the Second Lien Term Loan as a debt extinguishment as the investors who purchased the preferred units and common units were not parties to the Second Lien Term Loan. The total repayment was $126.3 million, and resulted in a loss on early extinguishment of approximately $4.3 million. On January 20, 2021, the First Lien Term Loan was refinanced. See Note 23. "Subsequent Event" for further details.
Separately, on October 21, 2019, the Company entered into a Senior Secured First Lien Floating Rate Note (the “Secured First Lien Note”) in a principal amount of $125.0 million. Proceeds from the Secured First Lien Note were used primarily to finance the Kennedy acquisition. The Secured First Lien Note requires quarterly interest payments, with a repayment of principal on the maturity date of November 21, 2024. The Secured First Lien Note bears interest at an annual rate based on 3 month LIBOR plus an applicable margin of 5.25%. The interest rate on the Secured First Lien Note on August 28, 2020, prior to payoff was 6.7%. On August 28, 2020, as part of the Business Combination Agreement with CCH (as described in Note 1. "Operations and Summary of Significant Accounting Policies" and Note 2. "Acquisitions"), the Senior Secured First Lien Floating Rate Note was paid off. The total repayment was $128.8 million, which includes a $2.5 million early termination fee included within other expense (income), net in the Successor period and $1.3 million of interest expense which had been accrued in the Predecessor period.
On December 14, 2020, the Company entered into a Bridge Credit Agreement with a syndicate of banks, led by Bank of America, N.A. The proceeds of the Bridge Credit Agreement were used to fund the Company’s acquisition of Truco and asset purchase of the OTB IP from Truco Seller and OTB Acquisition, LLC., see Note 2. "Acquisitions" for more details, in which the Company withdrew $490.0 million to finance the acquisition. The Bridge Credit Agreement bears interest at an annual rate based on 4.25% Base plus 1 month LIBOR with scheduled incremental increases to the base rate, as defined in the Bridge Credit Agreement. The loan will be converted into an Extended Term Loan if the Loan remains open 365 days after the closing date. As of January 3, 2021, the outstanding balance of the Bridge Credit Agreement was $370.0 million, with $120.0 million being repaid from the redemption of the Company's warrants. On January 20, 2021, the bridge loan was repaid in full by the refinancing of term debt. See Note 23. "Subsequent Event" for further details.

The First Lien Term Loan, the Secured First Lien Note and the ABL facility are collateralized by substantially all of the assets and liabilities of the Company. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of the Company. The Company was in compliance with its financial covenant as of January 3, 2021.
Derivative Financial Instruments
To reduce the effect of interest rate fluctuations, the Company entered into an interest rate swap contract on September 6, 2019, with an effective date of September 30, 2019, with a counter party to make a series of payments based on a fixed interest rate of 1.339% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams are based on a notional amount of $250 million. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At January 3, 2021, the effective fixed interest rate on the long-term debt hedged by this contract was 4.4%. For further treatment of the Company’s interest rate swap, refer to “Note 10. Fair Value Measurements” and “Note 13. Accumulated Other Comprehensive (Loss) Income.”

IO Loan Purchase Commitments
The Company sold notes receivable on its books to Bank of America during 2019, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at January 3, 2021 and December 29, 2019 was $16.5 million and $25.1 million, respectively. Due to the structure of the transaction, the sale did not qualify for sale accounting treatment, as such the Company records the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding note receivable also remained on the Company’s books. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $6.6 million and $8.6 million at January 3, 2021 and December 29, 2019, respectively, all of which was on balance sheet. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
Other Notes Payable and Capital Leases
During the first fiscal quarter of 2020, the Company closed on the acquisition of Kitchen Cooked, as described in Note 2. "Acquisitions" and the acquisition included a deferred purchase price of $2.0 million. Additionally, during the first fiscal quarter of 2020, the Company purchased intellectual property that included a deferred purchase price of $0.5 million.
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
Interest expense for the Successor period from August 29, 2020 to January 3, 2021 was $13.3 million, $7.9 million of which was related to the Company’s credit facility and other long-term debt and $4.7 million of which was related to amortization of deferred financing fees, and $0.7 million of which was related to IO loans. Interest expense for the Predecessor period from December 30, 2019 to August 28, 2020 was $26.7 million, $23.3 million of which was related to the Company’s credit facility and other long-term debt, $1.7 million of which was related to amortization of deferred financing fees, and $1.7 million of which was related to IO loans. Interest expense for the year ended December 29, 2019 was $48.4 million, $43.7 million of which was related to the Company’s credit facility and other long-term debt, $2.1 million of which was related to amortization of deferred financing fees, and $2.6 million of which was related to IO loans. Interest expense for the year ended December 30, 2018 was $45.7 million, $42.3 million of which was related to the Company’s credit facility and other long-term debt, $2.4 million of which was related to amortization of deferred financing fees, and $0.7 million of which was related to IO loans. The interest expense on IO loans is a pass-through expense that has an offsetting interest income within Other Income (Expense).

Off-Balance Sheet Arrangements
Purchase Commitments
Additionally, the Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $33.2 million as of January 3, 2021.  The Company has recorded purchase commitment gain (losses) totaling $0.9 million and $(0.7) million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively. The Company has recorded purchase commitment gain (losses) totaling $0.9 million and $(1.1) million for the years ended December 29, 2019 and December 30, 2018, respectively.
IO Guarantees-Off-Balance Sheet
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $4.1 million and $5.1 million at January 3, 2021 and December 29, 2019, respectively, all of which was recorded by the Company as an off balance sheet arrangement. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $7.1 million and $0.7 million at January 3, 2021 and December 29, 2019, respectively, which are off balance sheet. As discussed in “Note 8. Long-Term Debt”, the Company also sold notes receivable on its books to Bank of America during fiscal 2019, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at January 3, 2021 and December 29, 2019 was $16.5 million and $25.1 million, respectively. Due to the structure of the transaction, the sale did not qualify for sale accounting treatment, as such the Company records the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding note receivable also remained on the Company’s books. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
New Accounting Pronouncements
See Note 1. "Operations and Summary of Significant Accounting Policies," to the audited condensed consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Application of Critical Accounting Policies and Estimates
General
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. While the majority of our revenue, expenses, assets and liabilities are not based on estimates, there are certain accounting principles that require management to make estimates regarding matters that are uncertain and susceptible to change. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which could potentially result in materially different results under different assumptions and conditions. Management regularly reviews the estimates and assumptions used in the preparation of our financial statements for reasonableness and adequacy. Our significant accounting policies are discussed in Note 1. Operations and Summary of Significant Accounting Policies, of the Audited Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K; however, the following discussion pertains to accounting policies we believe are most critical to the portrayal of our financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may affect the comparability of our financial condition, results of operations and cash flows to those of other companies.
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
Distribution Route Purchase and Sale Transactions
We purchase and sell distribution routes as a part of our maintenance of our DSD network. As new IOs are identified, we either sell our existing routes to the IOs or sell routes that were previously purchased by us to the IOs. Gain/loss from the sale of a distribution route is recorded upon the completion of the sale transaction and signing of the relevant documents and is calculated based on the difference between the sale price of the distribution route and the asset carrying value of the distribution route as of the date of sale. We record intangible assets for distribution routes that we purchase based on the payment that we make to acquire the route and record the purchased distribution routes as indefinite-lived intangible assets under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. The indefinite lived intangible assets are subject to annual impairment testing.

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
As we have early adopted Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment, we will record an impairment charge based on the excess of a reporting unit’s carrying amount over our fair value.
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
We have identified the existing snack food operations as our sole reporting unit. For the qualitative analysis performed, which took place on the first day of the fourth quarter, we have taken into consideration all the events and circumstances listed in FASB ASC 350, Intangibles—Goodwill and Other, in addition to other entity-specific factors that have taken place from the period of the business combination which assessed goodwill on August 28, 2020. We have determined that there was no significant impact that affected the fair value of the reporting unit.
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

The benefit of tax positions taken or expected to be taken in our income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling and administrative expenses. As of January 3, 2021, and December 29, 2019, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain commodity and interest rate risks as part of our ongoing business operations. We may use derivative financial instruments, where appropriate, to manage some of these risks related to interest rates. We do not use derivatives for trading purposes.

Commodity Risk

We purchase certain raw materials that are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw material requirements include potatoes, oil, flour, wheat, corn, cheese, spices, and seasonings. We also purchase packaging materials that are subject to price volatility. In the normal course of business, in order to mitigate the risks of volatility in commodity markets to which we are exposed, we enter into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Amounts committed under these forward purchase agreements are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section “Derivative Financial Instruments.”

Interest Rate Risk

Our variable-rate debt obligations incur interest at floating rates based on changes in the LIBOR rate. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desired proportion of fixed to variable-rate debt. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section “Derivative Financial Instruments” for further information related to our interest rate swap agreements. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, interest expense would have been $0.8 million lower and equivalent without these swaps during the year ended January 3, 2021. Including the effect of the interest rate swap agreement, the weighted average interest rate was 4.4% and 5.7%, respectively, as of January 3, 2021 and December 29, 2019. A 1% increase in the LIBOR rate would have resulted in an additional $5.7 million of interest expense during the fiscal year 2020.

Credit Risk

We are exposed to credit risks related to our accounts and notes receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. We experienced no material credit losses during the fiscal years of 2020 or 2019. During the combined year ended January 3, 2021 and the year ended December 29, 2019, net bad debt expense was $0.7 million and $0.2 million, respectively. Our reserve for potential future bad debt was $0.2 million as of January 3, 2021 and $1.4 million as of December 29, 2019.

Item 8. Financial Statements and Supplementary Data

Index to the Financial Statements	Page

Report of Independent Registered Public Accounting Firm	60
Consolidated Balance Sheets as of January 3, 2021 and December 29, 2019	61
Consolidated Statements of Operations And Comprehensive Income (Loss) for the fiscal periods ended January 3, 2021 and August 28, 2020 and the years ended December 29, 2019 and December 30, 2018	62
Consolidated Statements of Equity (Deficit) for the fiscal periods ended January 3, 2021 and August 28, 2020 and the years ended December 29, 2019 and December 30, 2018	63
Consolidated Statements of Cash Flows for the fiscal periods ended January 3, 2021 and August 28, 2020 and the years ended December 29, 2019 and December 30, 2018	64
Notes to Consolidated Financial Statements	65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Utz Brands, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Utz Brands, Inc. (a Delaware corporation) and subsidiaries as of January 3, 2021 (successor) and Utz Brands Holdings, LLC (a Delaware limited liability company) (formerly UM-U Intermediate, LLC; collectively with Utz Brands, Inc., the “Company”) and subsidiaries and affiliates as of December 29, 2019 (predecessor), the related consolidated statements of operations and comprehensive income (loss), equity (deficit), and cash flows for the period from August 29, 2020 to January 3, 2021 (successor), the period from December 30, 2019 to August 28, 2020 (predecessor), and the years ended December 29, 2019 and December 30, 2018 (predecessor) and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2021 (successor) and December 29, 2019 (predecessor) and the results of its operations and its cash flows for the period from August 29, 2020 to January 3, 2021 (successor), the period from December 30, 2019 to August 28, 2020 (predecessor), and the years ended December 29, 2019 and December 30, 2018 (predecessor), in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2011.

Philadelphia, Pennsylvania
March 18, 2021

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
January 3, 2021 and December 29, 2019
(In thousands, except share information)

	Successor	Predecessor
	As of January 3, 2021	As of December 29, 2019
ASSETS
Current Assets
Cash and cash equivalents	$46,831	$15,053
Accounts receivable, less allowance of $239 and $1,353, respectively	118,305	106,816
Inventories	59,810	50,894
Prepaid expenses and other assets	11,573	4,563
Current portion of notes receivable	7,666	6,754
Total current assets	244,185	184,080
Non-current Assets
Property, plant and equipment, net	270,416	171,717
Goodwill	862,183	202,407
Intangible assets, net	1,171,709	184,014
Non-current portion of notes receivable	20,000	28,636
Other assets	15,671	7,693
Total non-current assets	2,339,979	594,467
Total assets	$2,584,164	$778,547
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Current portion of term debt	$469	$6,299
Current portion of other notes payable	9,018	7,984
Accounts payable	57,254	49,028
Accrued expenses and other	80,788	44,206
Total current liabilities	147,529	107,517
Non-current portion of term debt	778,000	633,826
Non-current portion of other notes payable	24,564	31,800
Non-current accrued expenses and other	37,771	19,633
Deferred tax liability	73,786	19,123
Total non-current liabilities	914,121	704,382
Total liabilities	1,061,650	811,899
Commitments and contingencies
Equity (Deficit)
Members' equity (deficit)		(27,446)
Shares of Class A Common Stock (Successor), $0.0001 par value; 1,000,000,000 shares authorized; 71,094,714 shares issued and outstanding at January 3, 2021	7
Shares of Class V Common Stock (Successor), $0.0001 par value; 61,249,000 shares authorized; 60,349,000 issued and outstanding at January 3, 2021	6
Additional paid-in capital (Successor)	623,729
Accumulated deficit (Successor)	(22,401)
Accumulated other comprehensive income	924	1,408
Total stockholders' equity and members' equity (deficit)	602,265	(26,038)
Noncontrolling interest	920,249	(7,314)
Total equity (deficit)	1,522,514	(33,352)
Total liabilities and equity (deficit)	$2,584,164	$778,547
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the fiscal periods ended January 3, 2021 and August 28, 2020, and years ended December 29, 2019 and December 30, 2018
(In thousands, except share information)

	Successor	Predecessor
	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	Year Ended December 29, 2019	Year Ended December 30, 2018
Net sales	$325,648	$638,662	$768,228	$772,035
Cost of goods sold	219,977	411,595	514,430	505,330
Gross profit	105,671	227,067	253,798	266,705
Selling and administrative expenses
Selling	63,616	131,579	163,589	183,374
Administrative	43,871	64,050	64,723	68,018
Total selling and administrative expenses	107,487	195,629	228,312	251,392
Gain on sale of assets
Gain (loss) on disposal of property, plant and equipment	109	79	6,028	(2,312)
Gain on sale of routes, net	749	1,264	7,232	6,382
Total gain on sale of assets	858	1,343	13,260	4,070
(Loss) income from operations	(958)	32,781	38,746	19,383
Other (expense) income
Interest expense	(13,301)	(26,659)	(48,388)	(45,715)
Other (expense) income	(2,058)	1,271	(576)	607
Other (expense) income, net	(15,359)	(25,388)	(48,964)	(45,108)
(Loss) income before taxes	(16,317)	7,393	(10,218)	(25,725)
Income tax (benefit) expense	(267)	3,973	3,146	1,919
Net (loss) income	(16,050)	3,420	(13,364)	(27,644)
Net loss (income) attributable to noncontrolling interest	7,971	—	(2,808)	(2,856)
Net (loss) income attributable to controlling interest	$(8,079)	$3,420	$(16,172)	$(30,500)
Earnings per share of Class A Common Stock: (in dollars)
Basic and Diluted	$(0.13)
Weighted-average shares of Class A Common Stock outstanding
Basic and Diluted	61,085,943
Other comprehensive gain (loss):
Change in fair value of interest rate swap	$924	$(7,463)	$1,408	$—
Comprehensive (loss) income	$(7,155)	$(4,043)	$(14,764)	$(30,500)
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
For the fiscal periods ended January 3, 2021 and August 28, 2020, and years ended December 29, 2019 and December 30, 2018
(In thousands, except share information)

Predecessor	Members' (Deficit) Equity	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total (Deficit) Equity
Balance at January 1, 2018	$(79,310)	$—	$(12,251)	$(91,561)
Net (loss) income	(30,500)	—	2,856	(27,644)
Distributions to members and noncontrolling interest	(10,161)	—	(1,950)	(12,111)
Balance at December 30, 2018	(119,971)	—	(11,345)	(131,316)
Net (loss) income	(16,172)	—	2,808	(13,364)
Other comprehensive income	—	1,408	—	1,408
Contributions from members and noncontrolling interest	120,158	—	3,750	123,908
Distributions to members and noncontrolling interest	(11,461)	—	(2,527)	(13,988)
Balance at December 29, 2019	(27,446)	1,408	(7,314)	(33,352)
Net income	3,420	—	—	3,420
Other comprehensive loss	—	(7,463)	—	(7,463)
Merger of noncontrolling interest	(7,314)	—	7,314	—
Distributions to members	(6,415)	—	—	(6,415)
Balance at August 28, 2020	$(37,755)	$(6,055)	$—	$(43,810)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Successor	Shares	Amount	Shares	Amount
Balance at August 29, 2020	57,369,050	$6	57,765,978	$6	$477,970	$(7,093)	$—	$470,889	$950,768	$1,421,657
Conversion of Restricted Sponsor Shares	2,000,000	—		—	—	—	—	—	—	—
Conversion of Continuing Members' Retained Restricted Units		—	3,483,022	—	—	—	—	—	—	—
Conversion of warrants	10,825,664	1		—	124,494	—	—	124,495	—	124,495
Share-based compensation				—	6,790	—	—	6,790	—	6,790
Exchange	900,000	—	(900,000)	—	13,724	—	—	13,724	(13,724)	—
Tax impact arising from exchanges and conversion of warrants, net of valuation allowance of $45,993		—		—	751	—	—	751	741	1,492
Net loss		—		—	—	(8,079)	—	(8,079)	(7,971)	(16,050)
Other comprehensive income		—		—	—	—	924	924	—	924
Dividends declared ($0.11 per share of Class A Common Stock)		—		—	—	(7,229)	—	(7,229)	—	(7,229)
Distribution to noncontrolling interest		—		—	—	—	—	—	(9,565)	(9,565)
Balance at January 3, 2021	71,094,714	$7	60,349,000	$6	$623,729	$(22,401)	$924	$602,265	$920,249	$1,522,514

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal periods ended January 3, 2021 and August 28, 2020, and years ended December 29, 2019 and December 30, 2018
(In thousands)

	Successor	Predecessor	Predecessor
	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	For the year ended December 29, 2019	For the year ended December 30, 2018
Cash flows from operating activities
Net (loss) income	$(16,050)	$3,420	$(13,364)	$(27,644)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Impairment and other charges	—	—	3,880	2,900
Depreciation and amortization	20,688	24,055	29,290	30,358
Amortization of step-up of inventory	5,795	—	—	—
(Gain) loss on disposal of property and equipment	(109)	(79)	(6,028)	2,312
Gain on sale of routes	(749)	(1,264)	(7,232)	(6,382)
Stock based compensation	6,790	—	—	—
Loss on debt extinguishment	2,500	—	4,336	—
Deferred income taxes	(958)	3,583	1,949	900
Deferred financing costs	(2,639)	1,742	955	2,355
Changes in assets and liabilities:
Accounts receivable, net	16,611	(11,786)	11,542	(76)
Inventories, net	887	(6,883)	3,476	2,926
Prepaid expenses and other assets	(7,064)	(3,456)	(1,993)	583
Accounts payable and accrued expenses and other	(26,634)	21,295	1,181	7,515
Net cash (used in) provided by operating activities	(932)	30,627	27,992	15,747
Cash flows from investing activities
Acquisition of Utz Brands Holdings, LLC, net of cash acquired	(185,448)	—	—	—
Acquisitions, net of cash acquired	(406,485)	(8,816)	(137,845)	—
Purchases of property and equipment	(9,892)	(11,828)	(19,996)	(13,038)
Purchases of intangibles	(79,013)	(650)	—	—
Proceeds on sale of property and equipment	1,344	615	12,059	4,740
Proceeds from sale of routes	2,082	2,774	3,008	4,326
Proceeds on the sale of IO notes	—	—	33,204	—
Notes receivable, net	(4,470)	(3,611)	(6,312)	1,803
Net cash used in investing activities	(681,882)	(21,516)	(115,882)	(2,169)
Cash flows from financing activities
Borrowings on term debt and notes payable	370,000	2,650	121,250	1,356
Repayments on term debt and notes payable	(239,989)	(6,686)	(135,141)	(5,611)
Contribution from member and noncontrolling interest	—	—	123,908	—
Exercised warrants	124,495	—	—	—
Dividends paid	(2,968)	—	—	—
Distributions to members	—	(6,415)	(11,461)	(10,161)
Distribution to noncontrolling interest	(9,565)	—	(2,527)	(1,950)
Net cash provided by (used in) financing activities	241,973	(10,451)	96,029	(16,366)
Net (decrease) increase in cash and cash equivalents	(440,841)	(1,340)	8,139	(2,788)
Cash and cash equivalents at beginning of period	487,672	15,053	6,914	9,702
Cash and cash equivalents at end of period	$46,831	$13,713	$15,053	$6,914
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying consolidated financial statements comprise the financial statements of Utz Brands, Inc. ("UBI", the "Company", or "Successor", formerly Collier Creek Holdings ("CCH")) and its wholly owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the "SEC").
CCH was incorporated in the Cayman Islands on April 30, 2018 as a blank check company. CCH was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company had not then identified. CCH’s sponsor was Collier Creek Partners LLC, a Delaware limited liability company (the "Sponsor").

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

The financial statements include the accounts of the Predecessor, prior to the Business Combination, which was determined to be consolidated UBH, which includes the accounts of its wholly-owned subsidiary, Utz Quality Foods, LLC (“UQF”). UQF is consolidated with its wholly-owned subsidiaries: UTZTRAN, LLC; Heron Holding Corporation (“Heron”), with its wholly-owned subsidiaries Golden Flake Snack Foods, Inc. (“Golden Flake”), Inventure Foods, Inc. and its subsidiaries (“Inventure Foods”), and Kitchen Cooked Inc. (“Kitchen Cooked”); Kennedy Endeavors, LLC (“Kennedy”); and GH Pop Holdings, LLC, with its wholly-owned subsidiaries Good Health Natural Products, LLC (“Good Health”), Condor Snack Foods, LLC, and Snikiddy, LLC (“Snikiddy”).

SRS Leasing LLC and its subsidiaries (“SRS”) were companies formed to acquire, hold and lease real estate to UQF. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, UQF was determined to be the primary beneficiary of SRS, an entity under common ownership. The accounts of SRS have been consolidated with those of UQF as of and for the fiscal year ended December 29, 2019. On December 30, 2019, the first day of the fiscal year of 2020, SRS was merged into UQF, with UQF surviving the transaction. The accumulated (deficit) equity of SRS was presented on the noncontrolling interest line of the consolidated balance sheet as of December 29, 2019 and was reclassified to members’ (deficit) equity on December 30, 2019, the date of the merger.
Rice Investments, L.P. (“RILP”) was formed as a limited partnership pursuant to the Delaware Revised Uniform Limited Partnership Act on January 30, 2004 for the purpose of acquiring, owning, managing, and selling or otherwise disposing of intellectual property (namely trade names) that are used by UQF. RILP had one general partner, UQF, and one limited partner, UM-R Intermediate, LLC (“Intermediate R”). UQF, in accordance with ASC 810, was determined to be the primary beneficiary of RILP, an entity under common ownership. The accounts of RILP have been consolidated with those of UQF as of and for the fiscal year ended December 29, 2019. On December 30, 2019 Intermediate R was merged into Intermediate U with Intermediate U surviving the transaction. Finally, and immediately following that merger, RILP merged into UQF, with UQF being the surviving entity and Intermediate U remaining the sole member of UQF. Prior to these mergers the statements of SRS, RILP, and Intermediate R were combined within the financial statements of Intermediate U.
On March 18, 2020, Intermediate U changed its name to Utz Brands Holdings, LLC upon filing a Certificate of Amendment with the Secretary of State of the State of Delaware.

All intercompany transactions and balances have been eliminated in combination/consolidation.

Operating Entities	Holding Entities

Utz Quality Foods, LLC	Utz Brands, Inc.
UTZTRAN, LLC	Utz Brands Holdings, LLC
Golden Flake Snack Foods, Inc.	GH Pop Holdings, LLC
Inventure Foods, Inc. and its subsidiaries	Heron Holding Corporation
Kennedy Endeavors, LLC	Truco Holdco, Inc.
Good Health Natural Products, LLC
Condor Snack Foods, LLC
Snikiddy, LLC
Kitchen Cooked, Inc.
Truco Enterprises, LP
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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is either not an emerging growth company or is an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.
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
With the acquisition of Golden Flake in September 2016, Inventure Foods in December 2017, Kennedy in October 2019 and Truco in December 2020, the Company expanded its national production and distribution capabilities. The Company manufactures and distributes a full line of high-quality salty snack items, such as potato chips, tortilla chips, pretzels, cheese balls, pork skins, party mixes, and popcorn. The Company also sells dips, crackers, dried meat products and other snack food items packaged by other manufacturers.
Segment Reporting – The Company operates in one reportable segment: the manufacturing, distribution, marketing and sale of snack food products. The Company defines reporting segments as components of an organization for which discrete financial information is available and operating results are evaluated on a regular basis by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. The CODM is the Chief Executive Officer of the Company. Characteristics of the organization which were relied upon in making the determination that the Company operates in one reportable segment include the similar nature of all of the products that the Company sells, the functional alignment of the Company’s organizational structure, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.

Cash and Cash Equivalents – The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. The majority of the Company’s cash is held in financial institutions with insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) of $250,000 per depositor. At various times, account balances may exceed federally insured limits.
Accounts Receivables – Accounts receivable are reported at net realizable value. The net realizable value is based on management’s estimate of the amount of receivables that will be collected based on analysis of historical data and trends, as well as review of significant customer accounts. Accounts receivable are considered to be past due when payments are not received within the customer’s credit terms. Accounts are written off when management determines the account is uncollectible. Finance charges are not usually assessed on past-due accounts.
Inventories – Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventory write-downs are recorded for shrinkage, damaged, stale and slow-moving items.

Property, Plant and Equipment – Property, plant and equipment are stated at cost net of accumulated depreciation. Major additions and betterments are recorded to the asset accounts, while maintenance and repairs, which do not improve or extend the lives of the assets, are charged to expense accounts as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations in the disposal period. Depreciation is determined utilizing the straight-line method over the estimated useful lives of the various assets, which generally range from 2 to 20 years for machinery and equipment, 3 to 10 years for transportation equipment and 8 to 40 years for buildings. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell. The Company assesses for impairment on property, plant and equipment upon the occurrence of a triggering event.

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
The benefit of tax positions taken or expected to be taken in the Company’s income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling and administrative expenses. As of January 3, 2021 and December 29, 2019, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next fiscal year.
Distribution Route Acquisition and Sale Transactions – The Company acquires and sells distribution routes as a part of the Company’s maintenance of its direct-store delivery (“DSD”) network. As new independent operators (“IOs”) are identified, the Company either sells its newly-created or existing Company-managed routes to IOs or sells routes that were previously acquired by the Company to IOs. Gain/loss from the sale of a distribution route is recorded upon the completion of the sale transaction, and is calculated based on the difference between the sale price of the distribution route and the asset carrying value of the distribution route as of the date of sale. The Company records intangible assets for distribution routes that it purchases based on the payment that the Company makes to acquire the route, and records the purchased distribution routes as indefinite-lived intangible assets under FASB ASC 350, Intangibles – Goodwill and Other. The indefinite lived intangible assets are subject to annual impairment testing.

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
Finite-lived intangible assets consist of distribution/customer relationships, technology, certain master distribution rights and certain trademarks. These assets are being amortized over their estimated useful lives. Finite-lived intangible assets are tested for impairment only when management has determined that potential impairment indicators are present.
Goodwill and other indefinite-lived intangible assets (including certain trade names, certain master distribution rights and company-owned sales routes) are not amortized but are tested for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. The Company tests goodwill for impairment at the reporting unit level. The Company has identified the existing snack food operations as its sole reporting unit.
As the Company has early adopted the FASB Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (“Topic 350”): Simplifying the Test for Goodwill Impairment, the Company is required to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.
ASU No. 2017-04, Topic 350, also permits an entity to first assess qualitative factors to determine whether it is necessary to perform quantitative impairment tests for goodwill and indefinite-lived intangibles. If an entity believes, as a result of each qualitative assessment, it is more likely than not that the fair value of goodwill or an indefinite-lived intangible asset exceeds its carrying value then a quantitative impairment test is not required.
For the qualitative analysis performed, which took place on the first day of the fourth quarter, we have taken into consideration all the events and circumstances listed in FASB ASC 350, Intangibles—Goodwill and Other, in addition to other entity-specific factors that have taken place from the period of the business combination, which assessed goodwill, on August 28, 2020. We have determined that there was no significant impact that affected the fair value of the reporting unit. Therefore, we have determined that it was not necessary to perform a quantitative goodwill impairment test for the reporting unit

Share-Based Compensation – Share-based compensation is rewarded to employees and directors of the Company and accounted for in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). Share-based compensation expense is recognized for equity awards over the vesting period based on their grant-date fair value. During the Successor period, the Company uses various forms of long-term incentives including, but not limited to, Stock Options, Restricted Stock Units (“RSUs”) and Performance Share Units (“PSUs”), provided that the exercise and issuance of such stock options was contingent upon the Company filing a Registration Statement on Form S-8 ("Form S-8") with the SEC, which occurred on November 2, 2020. The fair value of stock options is estimated at the date of grant using the Black-Scholes valuation model. The exercise price of each stock option equals or exceeds the estimated fair value of the Company’s stock price on the date of grant. Stock options can generally be exercised over a maximum term of ten years. The grant date fair value of the PSUs is determined using the Monte Carlo simulation model. The grant date fair value of the RSUs is determined using the Company’s share price on the grant date. Share-based compensation expense is included within the same financial statement caption where the recipient’s other compensation is reported. The Company accounts for forfeitures as they occur.
Fair Value of Financial Instruments – Financial instruments held by the Company include cash and cash equivalents, accounts receivable, hedging instruments, purchase commitments on commodities, accounts payable and debt. The carrying value of all cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term nature. The carrying value of the debt is also estimated to approximate its fair value based upon current market conditions and interest rates. The fair value of the hedging instruments are revalued at each reporting period.

Self-Insurance – The Company is primarily self-insured, up to certain limits, for employee group health claims. The Company purchases stop-loss insurance, which will reimburse the Company for individual and aggregate claims in excess of certain annual established limits. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported. Total health care expense under the program was $6.5 million and $9.9 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $16.6 million and $15.8 million for the years ended December 29, 2019 and December 30, 2018, respectively. The reserve for unpaid claims, which includes an estimate of claims incurred but not reported, was $1.5 million and $1.4 million at January 3, 2021 and December 29, 2019, respectively.

The Company is primarily self-insured through large deductible insurance plans for automobile, general liability and workers’ compensation. The Company has utilized a number of different insurance vehicles and programs for these insurable risks and recognizes expenses and reserves in accordance with the provisions of each insurance vehicle/program. The expense associated with automobile, general liability and workers’ compensation insurance programs totaled $1.5 million and $6.5 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $9.0 million and $8.6 million for the years ended December 29, 2019 and December 30, 2018, respectively. The Company also records reserves for unpaid claims and an estimate for claims incurred but not yet reported, including an estimate for the development of any such claim. As of January 3, 2021 and December 29, 2019, the Company had reserves totaling $5.0 million and $5.7 million, respectively, for these insurance programs.

Shipping and Handling – The Company records shipping and handling expenses within selling expenses. Shipping and handling expenses for products shipped to customers totaled $12.6 million and $22.0 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $27.7 million and $26.2 million for the years ended December 29, 2019 and December 30, 2018, respectively.

Advertising Costs – Advertising costs are charged to operations when incurred. The Company had no significant direct response advertising. Advertising expenses totaled $6.0 million and $5.1 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $8.0 million and $5.9 million for the years ended December 29, 2019 and December 30, 2018, respectively.

Employee Benefits – The Company maintains several contributory 401(k) retirement plans (the “Plans”) for its employees. Profit sharing contributions are made at the discretion of the Board of Directors and expenses recognized related to the profit sharing contribution was $1.8 million and $3.5 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $4.9 million and $5.1 million for fiscal years 2019 and 2018, respectively. The Plans provide employees with matching contributions primarily at 20% of their contributions as defined in the Plans. The expense related to the matching contributions was $0.6 million and $1.1 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively and totaled $1.4 million and $1.3 million for fiscal years 2019 and 2018, respectively.

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

The Company offers various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. The Company has reserves in place of $17.6 million as of January 3, 2021 and $16.4 million as of December 29, 2019. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.
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
Use of Estimates – Management uses estimates and assumptions in preparing the consolidated financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Some examples, but not a comprehensive list, include sales and promotional allowances, customer returns, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, goodwill and intangible asset valuations and impairments, incentive compensation, income taxes, self-insurance, contingencies, litigation, and inputs used to calculate deferred tax liabilities, tax valuation allowances, tax receivable agreements, Actual results could vary materially from the estimates that were used.
Recently Issued Accounting Standards – In December 2019, the FASB issued "ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("Topic 740"). This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. For non-public business entities or emerging growth companies, ASU 2019-12 is effective for annual periods beginning after December 15, 2021 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures.
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
In June 2016, ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”) was issued. This ASU requires entities to measure the impairment of certain financial instruments, including accounts receivables, based on expected losses rather than incurred losses. For non-public business entities or emerging growth companies, this ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, and will be effective for the Company beginning in 2023. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures.

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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (“Subtopic 350-40”): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). For non-public business entities or emerging growth companies, this ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted Subtopic 350-40 on the first day of fiscal 2020, and the adoption of this standard did not have a material impact on the consolidated financial statements.
2.ACQUISITIONS
Utz Brands Holdings, LLC

On June 5, 2020, UBH entered into a definitive Business Combination Agreement with CCH and the Continuing Members. At the closing of the Business Combination (the "Closing") on August 28, 2020 (the "Closing Date"), the Company domesticated into a Delaware corporation and changed its name to "Utz Brands, Inc." At the Closing, the Company (i) acquired certain common and preferred interests of the Continuing Members from third party members (“UPA Seller”), and the Continuing Members then redeemed such common and preferred interests for, and the Company received, an equivalent value of common limited liability company units of UBH, (ii) contributed cash in exchange for additional common limited liability company units of UBH, and (iii) purchased additional common limited liability company units and 100% of the managing interests of UBH from the Continuing Members. As part of the Business Combination, the Continuing Members (a) received certain cash considerations for the common limited liability company units that they sold to the Company, (b) received such number of shares of newly issued non-economic Class V Common Stock in the Company equal to the common limited liability company units that the Continuing Members retained in UBH, and a unit of limited liability company units of UBH and a share of Class V Common Stock are exchangeable for one share of Class A Common Stock of the Company, (c) received certain restricted common limited liability company units in UBH (the "Retained Restricted Units") that would be vested under certain market conditions, which vested as of the Closing, and (d) entered into a Tax Receivable Agreement (“TRA”) that requires the Company to pay to the Continuing Members 85% of the applicable cash savings, if any, in U.S. federal and state income tax determined based on certain attributes as defined in the TRA. In connection with the Closing, UBH and the Company converted all of the outstanding phantom unit awards issued under the Utz Quality Foods, LLC 2018 Long-Term Incentive Plan ("2018 LTIP") into restricted stock units (“2020 LTIP RSUs”) issued by the Company under the Utz Quality Foods, LLC 2020 Long-Term Incentive Plan (the "2020 LTIP"). Further discussion of the purchase consideration of the Business Combination is disclosed later in this footnote.

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

The following table summarizes the provisional total business enterprise value, comprised of the fair value of certain purchase consideration paid by the Company to the Continuing Members, the fair value of the noncontrolling interest and the fair value of certain net debt assumed by the Company at Closing:

(in thousands)
Total cash consideration	$199,161
Tax Receivable Agreement obligations to the Continuing Members(1)	28,690
Replaced Awards(2)	11,175
Continuing Members’ Retained Restricted Units in UBH(3)	54,067
Total purchase consideration	293,093
Noncontrolling interest(4)	896,701
Net debt assumed	648,150
Total business enterprise value	$1,837,944
(1) Under the terms of the TRA, the Company generally will be required to pay to the Continuing Members 85% of the applicable cash savings, if any, in U.S. federal and state income tax based on its ownership in UBH that the Company is deemed to realize in certain circumstances as a result of the increases in tax basis and certain tax attributes resulting from the Business Combination. The fair value of these contingent payments at the Closing was $28.7 million which has been recorded as a non-current accrued expense. Refer to Note 15. "Income Taxes" for additional information on the TRA.

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

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed of UBH at Closing:

(in thousands)
Assets acquired:
Cash and cash equivalents	$13,713
Accounts receivable	119,339
Inventory	63,862
Prepaid expenses and other assets	6,116
Notes receivable	29,453
Property, plant and equipment	269,951
Identifiable intangible assets(1)	871,150
Other assets	7,086
Total assets acquired:	1,380,670
Liabilities assumed:
Accounts payable	49,531
Accrued expenses	78,223
Notes payable	34,547
Deferred tax liability	25,381
Total liabilities assumed:	187,682
Net identifiable assets acquired	1,192,988
Goodwill(2)	$644,956

(1) The Company has determined that certain of the acquired trade names included in intangible assets will be amortized over a period of 15 years, and the customer relationships intangible asset will be amortized over a period of 25 years on a straight-line basis commensurate with the acquisition date expectations for the economic value (i.e. net cash flow generating capability) that is to be provided by the trade names and customer relationships, respectively.

The provisional fair values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful Life
	(In Thousands)	(In Years)
Indefinite lived trade names	$355,500	Indefinite
Finite lived trade names	56,000	15
Customer relationships	443,500	25
Technology	43	5
Master distribution rights	2,221	15
Company owned routes	13,886	Indefinite

Total	$871,150

(2) The goodwill of $645.0 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of UBH. A portion of the goodwill recognized is expected to be deductible for income tax purposes. As of January 3, 2021, the purchase price allocation has not been finalized. We expect to finalize the valuation report and complete the purchase price allocation no later than one-year from the acquisition date.

The predecessor financial statements of UBH include $25.0 million of transaction costs from December 30, 2019 to August 28, 2020. These transaction costs are recorded within administrative expenses within the consolidated statements of operations and comprehensive income. Prior to the Closing Date, CCH incurred $13.4 million of transaction costs related to the Business Combination, which are not reported in the predecessor consolidated statements of operations and comprehensive income as CCH is not the predecessor. UBH contributed revenues of $325.6 million and net loss of $13.8 million in the consolidated statement of operations for the period from the acquisition date of August 28, 2020 to January 3, 2021.

Kitchen Cooked
On November 19, 2019 UBH entered into a stock purchase agreement to acquire all of the outstanding shares of common stock ("Kitchen Cooked Acquisition") of Kitchen Cooked, an Illinois corporation. UBH acquired Kitchen Cooked to expand its distribution and production capacity in Illinois and the surrounding area.

UBH closed the acquisition of Kitchen Cooked on December 30, 2019. At the closing, UBH made a cash payment of $6.9 million and recorded $2.0 million in deferred payment obligations for the acquisition of the outstanding shares of Kitchen Cooked as well as certain real estate supporting its operations. The $2.0 million in deferred payments were payable in installments of $1.0 million each on the first two anniversaries following the closing, with $1.0 million paid at the end of fiscal 2020 and $1.0 million payable towards the end of fiscal year 2021. The purchase consideration was primarily allocated between trademarks $1.6 million, customer relationships $2.1 million, and other assets totaling $2.3 million and liabilities assumed of $1.2 million, which resulted in goodwill of $4.1 million. The Company has determined that all the acquired customer relationships and trademarks will be amortized over a period of 15 years on a straight-line basis commensurate with the acquisition date expectations for the economics that are to be provided by the trademarks and customer relationships. The goodwill of $4.1 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations and intangible assets that do not qualify for separate recognition. None of the goodwill recognized is expected to be deductible for income tax purposes.

H.K. Anderson
On November 2, 2020, the Company, through its subsidiary UQF acquired certain assets of the H.K. Anderson business ("HKA Acquisition"), a leading brand of peanut butter-filled pretzels, from Conagra Brands, Inc. for approximately $8.0 million. The acquisition includes certain intangible assets is intended to broaden the Company's product offering to include filled pretzels. The provisional fair values to which the purchase price was allocated $1.8 million to trademarks, $2.7 million to customer relationships, and $3.5 million to goodwill. The trademarks and customer relationships are being amortized over a period of 15 years. As of January 3, 2021, the purchase price allocation has not been finalized. We expect to finalize the valuation report and complete the purchase price allocation no later than one-year from the acquisition date.

Truco Holdco Inc. Acquisition and OTB Brand Purchase

On November 11, 2020 the Company caused its subsidiaries, UQF and Heron, to enter into a Stock Purchase Agreement among UQF, Heron, Truco and Truco Holdings LLC. On December 14, 2020, pursuant to the Stock Purchase Agreement, the Company caused its subsidiary, Heron, to consummate the Truco Acquisition. Upon completion of the Truco Acquisition, Truco became a wholly owned subsidiary of Heron. At the closing of the Truco Acquisition, the Company paid the aggregate cash purchase price of approximately $404.0 million to Truco Holdings LLC, including payments of approximately $3.0 million for cash on hand at Truco at the closing of the Truco Acquisition, less estimated working capital adjustments, subject to customary post-closing adjustments.

In addition, on December 14, 2020, UQF consummated the IP Purchase pursuant to which it purchased and acquired from OTB Acquisition, LLC the OTB IP pursuant to an Asset Purchase Agreement, dated November 11, 2020, among UQF, Truco Seller and OTB Acquisition, LLC. The IP Purchase was determined to be an asset acquisition under the provisions of ASC Subtopic 805-50. The IP Purchase is accounted for separately from the Truco Acquisition, as Truco and the OTB IP were acquired from two different selling parties that were not under common control and are two separate transactions. The OTB IP was initially recognized and measured by the Company based on its purchase price of $79.0 million since it was acquired in an asset purchase and is treated as an indefinite lived intangible assets.

For the Truco Acquisition, the Company was determined to be the accounting acquirer and Truco was determined to be the accounting acquiree, in accordance with ASC 805. In accordance with the ASC 805 acquisition method of accounting, the purchase price allocation of assets acquired and liabilities assumed of Truco are presented based on their estimated fair values as of the closing date of the acquisition. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed by the Company at the date of the acquisition:

(in thousands)
Purchase consideration	$403,963
Tax consideration (1)	4,468
Total consideration	408,431
Assets acquired:
Cash	5,811
Accounts receivable	15,609
Inventory, net	2,629
Prepaid expenses and other assets	5,090
Property, plant and equipment	461
Other assets	1,219
Customer relationships (2)	225,000
Total assets acquired:	255,819
Liabilities assumed:
Accounts payable	5,702
Accrued expenses	4,492
Other liabilities	26
Deferred tax liability	50,855
Total liabilities assumed:	61,075
Net identifiable assets acquired	194,744
Goodwill (3)	$213,687

(1) The Stock Purchase Agreement provided that Truco Holdings LLC is entitled to receive any tax refunds received by the Company after the closing date for any pre-closing date tax period of Truco. The Company estimated an income tax refund receivable in the amount of $4.5 million related to the pre-acquisition tax periods, which was reflected on the Company's consolidated balance sheet as of January 3, 2021. The Company recorded a corresponding payable of $4.5 million to Truco Holdings LLC.

(2) The identifiable intangible assets represent the existing customer relationships of Truco that were valued using a discounted cash flow model using projected sales growth, attrition and a useful life of 15 years. Truco’s provisional customer relationship fair value is $225.0 million. The Company has determined that all the acquired customer relationships will be amortized over a period of 15 years on a straight-line basis commensurate with the acquisition date expectations for the economics that are to be provided by the customer relationships.

(3) The goodwill of $213.7 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of Truco. As of January 3, 2021, the purchase price allocation has not been finalized. We expect to finalize the valuation report and complete the purchase price allocation no later than one-year from the acquisition date.

The Company incurred $5.6 million of transaction costs directly related to the acquisition. These transaction costs are recorded within administrative expenses within the consolidated statements of operations and comprehensive income. Truco contributed revenues of $9.7 million and net income of $0.8 million in the consolidated statement of operations and comprehensive income (loss) for the period from the acquisition date of December 14, 2020 to January 3, 2021.

Kennedy

On September 10, 2019, UQF entered into a stock purchase agreement to acquire all of the outstanding shares of common stock of Kennedy (the "Kennedy Acquisition") from Conagra Brands, Inc. (“Conagra”), a Delaware corporation. Kennedy was previously wholly owned by the Conagra subsidiary, Peak Finance Holdings LLC (“the Seller”). Kennedy consists of two divisions: Tim’s Cascade Snacks and Snyder of Berlin, which are snack food manufactures. Kennedy was acquired to expand the Company’s national footprint and capture significant synergies. The acquisition provided UQF with the second-largest DSD network for branded salty snacks in the Pacific Northwest; a leased, regional production facility outside of Seattle, WA; and increased scale with retailers in the Western U.S. The Company also acquired regional DSD routes and a production facility in Berlin, PA, which are highly complementary with its existing business in that region.

The acquisition was closed on October 21, 2019 when UQF commenced a cash acquisition to purchase all of the outstanding shares of common stock of Kennedy. UQF made a cash payment of $141.4 million for the acquisition on the closing date, which included cash paid for the acquisition of the outstanding shares of Kennedy, settlement of insurance for the transaction incurred by UQF, transfer of $1.6 million in operating cash to Kennedy, and settlement of certain professional fees totaling $1.8 million incurred by UQF.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of the Kennedy Acquisition:

(in thousands)
Purchase consideration	$138,072
Assets acquired:
Cash	227
Accounts receivable	12,331
Inventory	7,443
Prepaid expenses and other assets	129
Property, plant and equipment	19,175
Trademarks	20,810
Customer relationships	13,200
Favorable and unfavorable lease intangibles	(85)
Total assets acquired:	73,230
Liabilities assumed:
Accounts payable	4,996
Accrued expenses and other	1,644
Other non-current liabilities	18
Total liabilities assumed:	6,658
Net identifiable assets acquired	66,572
Goodwill	$71,500
As of January 3, 2021, the purchase price allocation has been finalized.

UQF has determined that all the acquired trademarks included in Intangible assets, net will be amortized over a period of 15-20 years, and the customer relationship asset will be amortized over a period of 15 years on a straight-line basis commensurate with the acquisition date expectations for the economic value (i.e. net cash flow generating capability) that is to be provided by the trademarks and relationships, respectively. The transaction included the recognition of a liability of $0.1 million for unfavorable leases acquired which shall be amortized over three years. The goodwill of $71.5 million arising from the acquisition of Kennedy consists largely of the synergies and economies of scale expected from combining the operations, and intangible assets that do not qualify for separate recognition, including assembled workforce acquired through the acquisition. The goodwill recognized is expected to be deductible for income tax purposes.

The results of operations of Kennedy are reported in the Company’s combined financial statements from the date of acquisition and include $20.6 million of total net sales and $0.1 million of net income for fiscal year 2019. During fiscal year 2020 Kennedy was integrated into the Company to the point where Kennedy revenue and net income is not separable.

The following unaudited pro forma financial information presents the results of operations as if the Business Combination, Truco Acquisition, IP Purchase, HKA Acquisition, Kitchen Cooked Acquisition, and the Kennedy Acquisition had occurred on January 1, 2019. These unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects the step-up depreciation and amortization adjustments for the fair value of the assets acquired, the adjustment in interest expense due to the reduction in long term debt as a result of the Business Combination, and the related adjustment to the income tax provision. In addition, the pro forma net income is not adjusted to exclude transaction expenses and other non-recurring costs.

	For the year ended January 3, 2021	For the year ended December 29, 2019
(in thousands)	(unaudited)	(unaudited)
Pro forma net sales	$1,154,229	$1,014,223
Pro forma net loss	(11,587)	(30,346)
Pro forma net loss attributable to controlling interest	(5,945)	(15,398)
Pro forma net loss attributable to noncontrolling interest	(5,642)	(14,948)

3.INVENTORIES
Inventories consisted of the following:

	Successor	Predecessor
(in thousands)	As of January 3, 2021	As of December 29, 2019
Finished goods	$28,935	$24,447
Raw materials	25,150	22,122
Maintenance parts	5,746	4,575
	59,831	51,144
Less: inventory reserve	(21)	(250)
Total inventories	$59,810	$50,894
4.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

	Successor	Predecessor
(in thousands)	As of January 3, 2021	As of December 29, 2019
Land	$22,750	$14,970
Buildings	83,780	104,736
Machinery and equipment	157,513	297,666
Land improvements	2,228	1,174
Building improvements	1,047	3,561
Construction-in-progress	15,518	7,341
	282,836	429,448
Less: accumulated depreciation	(12,420)	(257,731)
Property, plant and equipment, net	$270,416	$171,717

In the fourth quarter of fiscal year 2018 as a result of the expected shutdown of the Oracle ERP system associated with the Inventure Foods acquisition, the Company performed a detailed review of the computer hardware and software acquired in this acquisition. As a result of this review, the Company determined that certain assets with a cost of $0.8 million and a net book value of $0.5 million had become impaired with no realizable or salvage value and, accordingly, were written off at the end of fiscal year 2018.
During 2018, based on a plant optimization study, management made a determination to close its Denver plant. The plant was officially closed at the end of July 2018. All production at the Denver plant was transferred to other facilities owned by the Company. The Denver plant assets were depreciated through July 2018 when operations ceased. The carrying amount of the assets in the Denver plant at December 30, 2018 was $3.6 million. On March 4, 2019, the Company entered into an agreement for the sale of the property, subject to inspection by the buyer and other customary closing conditions. Based on the existing agreement for sale, the fair value less cost to sell of the assets exceeded the carrying amount of the assets. Accordingly, the Company measured the Denver plant assets at the carrying amount and classified these assets as “assets held for sale” on the combined balance sheet at December 30, 2018. In July 2019, the Company sold the Denver plant for $8.2 million, realizing a gain of $4.6 million in other income, net.

There were no material fixed asset impairments for the fiscal year 2019 or fiscal year 2020.

Depreciation expense was $12.4 million and $19.0 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $23.6 million and $24.6 million for the years ended December 29, 2019 and December 30, 2018, respectively. Depreciation expense is classified in cost of goods sold, selling expenses, and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
5.GOODWILL AND INTANGIBLE ASSETS, NET
A rollforward of goodwill is as follows:

Predecessor
(in thousands)
Balance as of Balance as of December 30, 2018	$130,907
Acquisition of Kennedy	71,500
Balance as of December 29, 2019	202,407
Acquisition of Kitchen Cooked	4,060
Kennedy acquisition adjustment	989
August 28, 2020	$207,456

Successor
(in thousands)
Balance as of August 29, 2020	$644,956
Acquisition of H.K. Anderson	3,540
Acquisition of Truco	213,687
January 3, 2021	$862,183
For the predecessor period, the change to goodwill was attributable to the acquisition of Kitchen Cooked and a measurement period adjustment to the Kennedy opening balance sheet. For the successor period, the opening balance of goodwill was attributable to the business combination with CCH as described in the Note 1. "Operations and Summary of Significant Accounting Policies" and Note 2. "Acquisitions". The change to goodwill in the successor period was attributable to the acquisitions of H.K. Anderson and Truco.

Intangible assets, net, consisted of the following:

	Successor	Predecessor
(in thousands)	As of January 3, 2021	As of December 29, 2019
Subject to amortization:
Distributor/customer relationships	$671,150	$107,100
Technology	43	1,250
Trademarks	57,810	22,610
Master distribution rights	2,221	—
Unfavorable lease	—	(85)
Amortizable assets, gross	731,224	130,875
Accumulated amortization	(8,268)	(20,425)
Amortizable assets, net	722,956	110,450
Not subject to amortization
Trade names	434,513	66,580
Master distribution rights	—	4,677
IO routes	14,240	2,307
Intangible assets, net	$1,171,709	$184,014
Amortizable trademark intangible assets increased by $1.6 million and distributor/customer relationships increased by $2.1 million during fiscal year 2020 due to the acquisition of Kitchen Cooked. Trade names increased by $0.7 million due to the purchase of the rights for certain intellectual property. For the successor period, the balance of the intangible assets were recorded at fair value and the historical accumulated amortization was derecognized as a result of the business combination with CCH as described in the Note 1. "Operations and summary of Significant Accounting Policies" and Note 2. "Acquisitions". These changes resulted in additional amortization of $4.7 million in the successor period from August 29, 2020 to January 3, 2021. Amortizable trademark intangible assets increased by $1.8 million, indefinite life trade names assets increased by $79.0 million and distributor/customer relationships increased by $227.7 million during the fourth quarter of fiscal 2020 due to the acquisition of H.K. Anderson and Truco. There were no other changes to intangible assets during the year ended January 3, 2021 other than that which arises from the regular buying and selling of Company owned routes and amortization.
Amortization of the distributor/customer relationships, technology, and trademarks amounted to $8.3 million and $5.1 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $5.7 million and $5.8 million for the years ended December 29, 2019 and December 30, 2018, respectively.
Amortization expense is classified in administrative expenses on the consolidated statements of operations and comprehensive income (loss). Estimated future amortization expense is as follows:

Successor
(in thousands)	As of January 3, 2021
2021	$36,919
2022	36,919
2023	36,919
2024	36,919
2025	36,919
Thereafter	538,361
Total	$722,956

6.NOTES RECEIVABLE
The Company has undertaken a program in recent years to sell company-managed DSD distribution routes to IOs. Contracts are executed between the Company and the IO for the sale of the product distribution route, including a note in favor of the Company, in certain cases. The notes bear interest at rates ranging from 0.00% to 8.55% with terms ranging generally from one to ten years. The notes receivable balances due from IOs at January 3, 2021 and December 29, 2019 totaled $27.1 million and $34.0 million, respectively, and are collateralized by the routes for which the loans are made. Of the balance at January 3, 2021 and December 29, 2019, $23.1 million and $33.7 million, respectively, relates to a corresponding notes payable, as discussed in further detail within “Note 8. Long-Term Debt”.
Other notes receivable totaled $0.6 million and $1.4 million as of January 3, 2021 and December 29, 2019, respectively.
7.ACCRUED EXPENSES AND OTHER
Current Accrued expenses and other consisted of the following:

	Successor	Predecessor
(in thousands)	As of January 3, 2021	As of December 29, 2019
Accrued compensation and benefits	$36,968	$14,198
Insurance liabilities	8,100	7,880
Accrued freight and manufacturing related costs	6,972	4,930
Truco acquisition tax consideration (1)	4,468	—
Accrued dividends	4,261	—
Short term interest rate hedge liability	3,048	—
Accrued sales tax	1,300	1,300
Accrued interest	1,220	4,184
Other accrued expenses	14,451	11,714
Total accrued expenses and other	$80,788	$44,206
(1) The Stock Purchase Agreement provided that Truco Holdings LLC is entitled to receive any tax refunds received by the Company after the closing date for any pre-closing date tax period of Truco as described in Note 2. "Acquisitions".
As of January 3, 2021, the long term accrued expenses and other primarily consists of $28.7 million related to the TRA, described in Note 2. "Acquisitions", $6.9 million related to supplemental retirement and salary continuation plans, $2.1 million related the long term portion of an interest rate hedge liability and $0.1 million of other long term accrued expenses. As of December 29, 2019, the long term accrued expenses and other primarily consists of $14.4 million related to the 2018 LTIP, $5.2 million related to supplemental retirement and salary continuation plans.
8.LONG-TERM DEBT
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (the “ABL facility”) in an initial aggregate principal amount of $100.0 million. The ABL facility was set to expire on the fifth anniversary of closing, or November 21, 2022. On April 1, 2020, the ABL facility was amended to increase the credit limit up to $116.0 million and to extend the maturity through August 22, 2024. On July 23, 2020 the ABL facility was amended to add language around the public structure. On December 18, 2020, the ABL facility was amended to increase the credit limit up to $161.0 million. No amounts were outstanding under this facility as of January 3, 2021 or December 29, 2019. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit. As of January 3, 2021 and December 29, 2019, $106.4 million and $83.0 million, respectively, was available for borrowing, net of letters of credit. The facility bears interest at an annual rate based on LIBOR plus an applicable margin of 1.50% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.50% (ranging from 0.50% to 1.00%). Under the Prime rate, had there been outstanding balances, the interest rate on the facility as of January 3, 2021 and December 29, 2019 would have been 3.75% and 5.25%, respectively. Had there been outstanding balances and the Company elected to use the LIBOR rate, the interest rate on the ABL facility as of January 3, 2021 and December 29, 2019 would have been 1.64% and 3.30%, respectively. The ABL facility is also subject to unused line fees (0.5% at January 3, 2021) and other fees and expenses.

Standby letters of credit in the amount of $14.1 million have been issued as of January 3, 2021 and December 29, 2019. The standby letters of credit are primarily issued for insurance purposes.
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
The First Lien Term Loan requires quarterly principal payments of $1.3 million beginning March 2018, with a balloon payment due for any remaining balance on the seventh anniversary of closing, or November 21, 2024. On August 28, 2020, as part of the Business Combination (as described in Note 1. "Operations and Summary of Significant Accounting Policies" and Note 2. "Acquisitions") an advance payment of principal was made on the First Lien Term Loan of $111.6 million, as such no principal payments are due until November 21, 2024. The First Lien Term Loan bears interest at an annual rate based on either LIBOR plus an applicable margin of 3.50%, or prime rate plus an applicable margin of 2.50%. The interest rate on the First Lien Term Loan as of January 3, 2021 and December 29, 2019 was 3.65% and 5.20%, respectively.
The Company incurred closing and other costs associated with the Term Loans, which were allocated to each loan on a specific identification basis based on original principal amounts. Finance fees allocated to the First Lien Term Loan and the Second Lien Term Loan were $10.7 million and $4.1 million, respectively, which are presented net within “non-current portion of debt” on the consolidated balance sheets for the Predecessor periods. Deferred fees are amortized ratably over the respective lives of each term loan. Deferred fees associated with the term loans under the January 2017 credit agreement were fully expensed during 2017 and other deferred financing fees were derecognized as a result of the Business Combination as described in the Note 1 "Operations and Summary of Significant Accounting Policies" and Note 2. "Acquisitions".
On October 1, 2019, the Company repaid the Second Lien Term Loan with the proceeds of the sale of preferred and common units by Series U, Series R, and SRS. The Company accounted for the repayment of the Second Lien Term Loan as a debt extinguishment as the investors who purchased the preferred units and common units were not parties to the Second Lien Term Loan. The total repayment was $126.3 million, and resulted in a loss on early extinguishment of approximately $4.3 million. On January 20, 2021, the First Lien Term Loan was refinanced. See Note 23. "Subsequent Event" for further details.
Separately, on October 21, 2019, the Company entered into a Senior Secured First Lien Floating Rate Note (the “Secured First Lien Note”) in a principal amount of $125.0 million. Proceeds from the Secured First Lien Note were used primarily to finance the Kennedy Acquisition. The Secured First Lien Note requires quarterly interest payments, with a repayment of principal on the maturity date of November 21, 2024. The Secured First Lien Note bears interest at an annual rate based on 3 month LIBOR plus an applicable margin of 5.25%. The interest rate on the Secured First Lien Note on August 28, 2020, prior to payoff was 6.7%. On August 28, 2020, as part of the Business Combination Agreement with CCH (as described in Note 1. "Operations and Summary of Significant Accounting Policies" and Note 2. "Acquisitions", the Secured First Lien Note was paid off. The total repayment was $128.8 million, which includes a $2.5 million early termination fee included within other expense (income), net in the Successor period and $1.3 million of interest expense which had been accrued in the Predecessor period.
On December 14, 2020, the Company entered into a Bridge Credit Agreement with a syndicate of banks, led by Bank of America, N.A. The proceeds of the Bridge Credit Agreement were used to fund the Company’s acquisition of Truco and the IP Purchase from OTB Acquisition, LLC, in which the Company withdrew $490.0 million to finance the Truco Acquisition and IP Purchase. The Bridge Credit Agreement bears interest at an annual rate based on 4.25% Base plus 1 month LIBOR with scheduled incremental increases to the base rate, as defined in the Bridge Credit Agreement. The loan converts into an Extended Term Loan if the Loan remains open 365 days after the closing date. As of January 3, 2021, the outstanding balance of the Bridge Credit Agreement was $370.0 million, with $120.0 million being repaid from the redemption of the Company's warrants. Commitment fees and deferred financing costs on the Bridge Credit Agreement totaled $7.2 million, of which $2.6 million remained on the books as of January 3, 2021. On January 20, 2021, the Bridge Credit Agreement was repaid in full by the refinancing of term debt. See Note 23. "Subsequent Events" for further details.

The First Lien Term Loan, the Secured First Lien Note, the Bridge Credit Agreement and the ABL facility are collateralized by substantially all of the assets and liabilities of the Company. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of the Company. The Company was in compliance with its financial covenant as of January 3, 2021.

Aggregate principal maturities of debt as of January 3, 2021 are as follows:

(in thousands)
2021	$469
2022	242
2023	204
2024	410,193
2025	370,000
Thereafter	—
Total	$781,108
Other Notes Payable and Capital Leases
During the first fiscal quarter of 2020, the Company closed on the acquisition of Kitchen Cooked, as described in Note 2. "Acquisitions" and the acquisition included a deferred purchase price of $2.0 million, of which $1.0 million is still outstanding as of January 3, 2021. Additionally, during the first fiscal quarter of 2020, the Company purchased intellectual property that include a deferred purchase price of $0.5 million, which is outstanding as of January 3, 2021.
Amounts outstanding under notes payable consisted of the following:

	Successor	Predecessor
(in thousands)	As of January 3, 2021	As of December 29, 2019
Note payable – IO notes	$23,106	$33,700
Capital lease	8,967	6,055
Other	1,509	29
Total notes payable	33,582	39,784
Less: current portion	(9,018)	(7,984)
Long term portion of notes payable	$24,564	$31,800
During fiscal 2019, the Company sold $33.2 million of notes receivable from IOs on its books for $34.1 million in a series of transactions to a financial institution. Due to the structure of the transaction, the sale did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its balance sheet; the corresponding notes receivable also remained on the Company’s balance sheet. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through December 2028. The Company partially guarantees the outstanding loans, as discussed in further detail within “Note 12. Contingencies”. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
Interest expense for the Successor period from August 29, 2020 to January 3, 2021 was $13.3 million, $7.9 million of which was related to the Company’s ABL facility and other long-term debt and $4.7 million of which was related to amortization of deferred financing fees, and $0.7 million of which was related to IO loans. Interest expense for the Predecessor period from December 30, 2019 to August 28, 2020 was $26.7 million, $23.3 million of which was related to the Company’s ABL facility and other long-term debt, $1.7 million of which was related to amortization of deferred financing fees, and $1.7 million of which was related to IO loans. Interest expense for the year ended December 29, 2019 was $48.4 million, $43.7 million of which was related to the Company’s ABL facility and other long-term debt, $2.1 million of which was related to amortization of deferred financing fees, and $2.6 million of which was related to IO loans. Interest expense for the year ended December 30, 2018 was $45.7 million, $42.3 million of which was related to the Company’s ABL facility and other long-term debt, $2.4 million of which was related to amortization of deferred financing fees, and $0.7 million of which was related to IO loans. The interest expense on IO loans is a pass-through expense that has an offsetting interest income within Other Income (Expense).

9.DERIVATIVE FINANCIAL INSTRUMENTS AND PURCHASE COMMITMENTS
Derivative Financial Instruments
To reduce the effect of interest rate fluctuations, the Company entered into an interest rate swap contract on September 6, 2019, with an effective date of September 30, 2019, with a counter party to make a series of payments based on a fixed interest rate of 1.339% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams are based on a notional amount of $250 million. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At January 3, 2021, the effective fixed interest rate on the long-term debt hedged by this contract was 4.4%. For further treatment of the Company’s interest rate swap, refer to “Note 10. Fair Value Measurements” and “Note 13. Accumulated Other Comprehensive (Loss) Income.”
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $33.2 million as of January 3, 2021.  The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment gain (losses) totaling $0.9 million and $(0.7) million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively. The Company has recorded purchase commitment gain (losses) totaling $0.9 million and $(1.1) million for the years ended December 29, 2019 and December 30, 2018, respectively.
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
The fair values of the Company’s Level II derivative instruments were determined using valuation models that use market observable inputs including interest rate curves and both forward and spot prices for commodities. Derivative assets and liabilities included in Level II primarily represent commodity and interest rate swap contracts.
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of January 3, 2021:

(in thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$46,831	$—	$—	$46,831
Total assets	$46,831	$—	$—	$46,831
Liabilities:
Commodity contracts	$—	$248	$—	$248
Interest rate swaps	—	5,163	—	5,163
Debt	—	778,469	—	778,469
Total liabilities	$—	$783,880	$—	$783,880
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 29, 2019:

(in thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$15,053	$—	$—	$15,053
Interest rate swaps	—	1,486	—	1,486
Total assets	$15,053	$1,486	$—	$16,539
Liabilities:
Commodity contracts	$—	$494	$—	$494
Debt	—	640,125	—	640,125
Total liabilities	$—	$640,619	$—	$640,619
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
Restricted Stock Units
2020 LTIP RSUs
In connection with the Business Combination, the Phantom Units issued under the 2018 LTIP were converted into the 2020 LTIP RSUs issued under the 2020 LTIP, with each RSU vesting on December 31, 2021, provided that if a change in control of Utz, under the terms of the 2020 LTIP occurs prior to December 31, 2021, the 2020 LTIP RSUs will become 100% vested, unless earlier forfeited under their terms, and representing an unfunded, unsecured promise by the Company to issue a participant one share of Class A Common Stock. Holders of 2020 LTIP RSUs are subject to substantially similar terms to the holders of Phantom Units, including requisite service period and vesting conditions. The conversion of the 2018 LTIP Phantom Units was accounted for as a modification under ASC 718. The 2020 LTIP RSUs are equity-classified due to settlement being in shares.

As a result of the Business Combination, the Company converted the Phantom Units under the 2018 LTIP into 2020 LTIP RSUs, which may settle into up to 1,479,445 shares of Class A Common Stock plus such number of shares the Company may deliver, in its discretion, to satisfy certain gross-up obligations, under the 2020 LTIP at a fair value of $16.34 per unit to holders of the Phantom Units. The fair value of the Phantom Units being replaced was approximately $11.2 million at the Closing, which was attributable to the pre-combination service period and was included in the purchase price of the Business Combination. The fair value of the 2020 LTIP RSUs at the Closing of the Business Combination in excess of the fair value of the replaced Phantom Units attributable to the pre-combination period was approximately $13.9 million and is attributable to the post-combination requisite service period. Unrecognized compensation expense related to the 2020 LTIP RSUs was $8.2 million at January 3, 2021, which is expected to be recognized as expense over the remaining post-combination service period of approximately 1.0 year. The Company incurred $5.7 million of share-based compensation expense from August 29, 2020 through January 3, 2021. There were no forfeitures of 2020 LTIP RSUs during the Successor period.
Initial Grant RSUs
Under the 2020 Plan, the Company has granted certain employees and directors RSUs as a result of their significant contributions. These grants will settle upon vesting into shares of the Company’s Class A Common Stock, subject to continued employment. The Initial Grant RSUs for directors will vest on May 6, 2021, while the Initial Grant RSUs for certain employees will vest in equal installments on December 31, 2022 and December 31, 2023. Subject to the vesting of such awards, the Initial Grant RSUs will participate in dividends of the Company beginning with the fiscal 2020 end-of-year dividend declaration, which was paid out in the first quarter of fiscal 2021.
During the period from August 29, 2020 through January 3, 2021, the Company granted 128,935 Initial Grant RSUs at a grant date fair value of $18.40 per unit, which is the closing share price of the Company’s Class A Common Stock on the grant date (August 31, 2020), provided that the issuance of the Initial Grant RSUs was contingent upon the Company filing a Form S-8 with the SEC, which occurred on November 2, 2020. All such RSUs remained unvested at January 3, 2021. Unrecognized compensation expense related to unvested Initial Grant RSUs was $1.9 million at January 3, 2021, which is expected to be recognized as expense over the weighted-average period of 2.0 years. The Company incurred $0.5 million of share-based compensation expense from August 29, 2020 through January 3, 2021. There were no forfeitures of Initial Grant RSUs during the Successor period.
Performance Share Units
The Company issued PSUs as part of the 2020 Plan, which settle into shares of the Company’s Class A Common Stock subject to the continued employment of the grantees and achievement of certain performance criteria, provided that the issuance of the PSUs was contingent upon the Company filing a Form S-8 with the SEC, which occurred on November 2, 2020. The number of PSUs that will vest is determined by the Company’s Class A Common Stock achieving a certain Total Shareholder Return (“TSR”) for the Company, relative to the TSR of a specified peer group. Depending on the Company’s TSR relative to the peer group TSR, the actual number of shares that will be vested can range from zero and up to 200% of the initial grant. The awards will vest 50% on December 31, 2022 and 50% on December 31, 2023, subject to the market condition described above. Subject to the vesting of such awards, the PSUs will participate in dividends of the Company beginning with the fiscal 2020 end-of-year dividend declaration, which was paid out in the first quarter of fiscal 2021. Since the PSUs vest based on market conditions, a Monte Carlo simulation model was used to determine the grant-date fair value of the PSUs. The assumptions used in the Monte Carlo simulation model included a weighted average expected term of 2.8 years, weighted average expected volatility of 53.6%, and weighted average risk-free rate of 0.2%.
During the period from August 29, 2020 through January 3, 2021, the Company granted 140,076 PSUs at a weighted average grant date fair value of $23.67 per unit, all of which remained unvested at January 3, 2021. As of January 3, 2021, the Company had $2.9 million of total unrecognized compensation cost related to PSUs that will be recognized over a weighted average period of 2.3 years. The Company incurred $0.4 million in share-based compensation expense from August 29, 2020 through January 3, 2021 related to the PSUs. There were no forfeitures of PSUs during the Successor period.
Stock Options
The Company granted its Executive Leadership Team stock options exercisable for Class A Common Stock of the Company, provided that the exercise of such stock options was contingent upon the Company filing a Form S-8 with the SEC, which occurred on November 2, 2020. Subject to continued employment, 50% of these options will vest on December 31, 2022 and 50% on December 31, 2023. The Company granted 286,268 stock options on August 28, 2020 and the exercise price of the options is the Company’s closing share price of $16.34 on August 28, 2020. The stock options have a maximum contractual life of 10 years from the grant date. No options were exercised or forfeited during the Successor period, and no stock options were granted prior to the Business Combination.

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

As of January 3, 2021, the Company had $1.5 million of total unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.0 years. For the period from August 29, 2020 through January 3, 2021, the stock compensation expense related to the stock options was $0.2 million.

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

Employee Stock Purchase Plan

On December 10, 2020, the Board of Directors approved the 2021 Employee Stock Purchase Plan (“ESPP”), subject to stockholder approval. The ESPP will be effective January 1, 2021, and purchase rights may be granted under the ESPP prior to stockholder approval, but no purchase rights may be exercised unless and until stockholder approval is obtained.

The maximum number of shares of the Company’s Class A Common Stock available for sale under the ESPP shall not exceed in the aggregate 1,500,000 shares, and may be unissued shares or treasury shares or shares bought on the market for purposes of the ESPP.

Under the ESPP, employees are offered the option to purchase discounted shares of Class A Common Stock during offering periods designated by the administrator. Each offering period will be one year, consisting of two six-month purchase periods, commencing on each January 1 and July 1 following the effective date of the ESPP. The initial offering under the ESPP will commence on January 1, 2021 and end on December 31, 2021. Shares are purchased on the applicable exercise dates, which is the last trading day of each purchase period with initial purchase dates of June 30, 2021 and December 31, 2021.

12.CONTINGENCIES
Litigation Matters
The Company is involved in litigation and other matters incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations or cash flows.
Tax Matters
The Company received an assessment from the Commonwealth of Pennsylvania pursuant to a sales and use tax audit for the period from January 1, 2014 through December 31, 2016. As of January 3, 2021 and December 29, 2019, the Company had a reserve of $1.3 million to cover the assessment.
Guarantees
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $4.1 million and $5.1 million at January 3, 2021 and December 29, 2019, respectively, all of which was recorded by the Company as an off balance sheet arrangement. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.

The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $7.1 million and $0.7 million at January 3, 2021 and December 29, 2019, respectively, which are off balance sheet. As discussed in “Note 8. Long-Term Debt”, the Company also sold notes receivable on its books to Bank of America during fiscal 2019, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at January 3, 2021 and December 29, 2019 was $16.5 million and $25.1 million, respectively. Due to the structure of the transaction, the sale did not qualify for sale accounting treatment, as such the Company records the notes payable obligation owed by the IOs to the financial institution on its balance sheet; the corresponding note receivable also remained on the Company’s balance sheet. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $6.6 million and $8.6 million at January 3, 2021 and December 29, 2019, respectively, all of which was on balance sheet. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
Unclaimed Property
The Company was notified in September 2016 that several states requested an audit of the Company’s unclaimed property practices. The states initiating the audit include Connecticut, Idaho, Maryland, Massachusetts, New Hampshire, New York, South Dakota, and Tennessee but was later expanded to include a total of 22 states. The audit is limited to UQF and does not include any other legal entities. The audit consists of three components including accounts payable, payroll, and accounts receivable customer over-payments. The Company estimates that the potential liability for the accounts payable and payroll components is approximately $0.2 million, which has been included in the other accrued expenses section of the balance sheet as of January 3, 2021 and December 29, 2019. As of the date of these financial statements, the Company is not able to reasonably estimate the potential liability for the accounts receivable customer over-payments.
13.ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Total accumulated other comprehensive income was $0.9 million as of January 3, 2021 and $1.4 million as of December 29, 2019. Total accumulated other comprehensive (loss) income consists solely of unrealized gains (losses) from the Company’s derivative financial instruments accounted for as cash flow hedges.
Changes to the balance in accumulated other comprehensive (loss) income were as follows:

Predecessor
(in thousands)	Gains/(Losses) on Cash Flow Hedges
Balance as of December 30, 2018	$—
Unrealized gain on cash flow hedges	1,408
Balance as of December 29, 2019	1,408
Unrealized loss on cash flow hedges	(7,463)
Balance as of August 28, 2020	$(6,055)

Successor
(in thousands)	Gain on Cash Flow Hedges
Balance as of August 29, 2020	$—
Unrealized gain on cash flow hedges	924
Balance as of January 3, 2021	$924

14.SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest was $9.2 million and $28.8 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $45.7 million and $40.9 million for the years ended December 29, 2019 and December 30, 2018, respectively. Refunds related to income related taxes were $0.1 million and $0.2 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $0.1 million and $0.0 million for the years ended December 29, 2019 and December 30, 2018, respectively. Payments made for income-related taxes were $0.5 million and $0.5 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $1.7 million and $0.7 million for the years ended December 29, 2019 and December 30, 2018, respectively. The following non cash considerations were part of the Business Combination Agreement with CCH: Continuing Members' retained restricted units totaling $54.1 million, TRA totaling $28.7 million, and LTIP RSU awards totaling $11.2 million. Dividends declared but not paid were $4.3 million as of January 3, 2021 and are included within the "accrued expense and other" of the Consolidated Balance Sheet . There were no accrued dividend as of December 29, 2019.
15.INCOME TAXES
The Company is subject to federal and state income taxes with respect to our allocable share of any taxable income or loss of Utz Brands Holdings, LLC, as well as any standalone income or loss the Company generates. Utz Brands Holdings, LLC is treated as a partnership for federal income tax purposes, and for most applicable state and local income tax purposes, and generally does not pay income taxes in most jurisdictions. Instead, Utz Brands Holdings, LLC taxable income or loss is passed through to its members, including the Company. Despite its partnership treatment, Utz Brands Holdings, LLC is liable for income taxes in those states not recognizing its pass-through status and for certain of its subsidiaries not taxed as pass-through entities. The Company has acquired various domestic entities taxed as corporations, which are now wholly-owned by us or our subsidiaries. Where required or allowed, these subsidiaries also file and pay tax as a consolidated group for federal and state income tax purposes. The Company anticipates this structure to remain in existence for the foreseeable future.

The provision (benefit) for income taxes was as follows:

	Successor	Predecessor
(in thousands)	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	Year Ended December 29, 2019	Year Ended December 30, 2018
Current:
Federal	$—	$—	$140	$(142)
State	(219)	1,301	1,057	1,161
Total current	(219)	1,301	1,197	1,019
Deferred:
Federal	(528)	3,197	1,650	412
State	480	(525)	299	488
Total deferred	(48)	2,672	1,949	900
Total	$(267)	$3,973	$3,146	$1,919

A reconciliation of the expected statutory federal tax and the total income tax expense (benefit) was as follows:

	Successor	Predecessor
(in thousands)	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	Year Ended December 29, 2019	Year Ended December 30, 2018
Federal statutory rate (21%)	$(3,427)	$1,552	$(2,146)	$(5,402)
State income taxes, net of federal benefit	393	641	1,755	1,045
Pre-transaction loss of Utz Brands Holdings, LLC	—	1,752	4,204	5,650
Noncontrolling interest in Utz Brands Holdings, LLC	1,497	—	—	—
Valuation allowance	1,277	—	(683)	257
Nondeductible expenses	—	8	6	11
Other	(7)	20	10	358
	$(267)	$3,973	$3,146	$1,919

The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at January 3, 2021 and December 29, 2019:

	Successor	Predecessor
(in thousands)	As of January 3, 2021	As of December 29, 2019
Deferred Tax Assets:
Accrued expenses	$279	$171
Pension, retirement and other benefits	532	548
Inventories, including uniform capitalization	201	19
Investment in Utz Brands Holdings, LLC	37,560	—
Acquisition costs	985	—
Net operating losses	18,887	18,915
Credits	108	105
Charitable contributions	—	101
Other deferred tax assets	509	—
Total gross deferred tax assets	59,061	19,859
Valuation allowance	(44,366)	(1,563)
Net deferred tax assets	14,695	18,296
Deferred Tax Liabilities:
Plant and equipment, accelerated depreciation	(12,560)	(11,117)
Intangibles	(75,681)	(26,301)
Other deferred tax liabilities	(240)	(1)
Total deferred tax liabilities	(88,481)	(37,419)
Net deferred tax liabilities	$(73,786)	$(19,123)

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) and on December 27, 2020 enacted the Consolidated Appropriations Act, 2021, neither of which had a material impact on our provision for income taxes.

Net Operating Loss and Tax Credit Carryforward

As of January 3, 2021 and December 29, 2019, the Company and certain subsidiaries have federal net operating loss ("NOL") carryforwards of $77.7 million and $77.5 million, respectively. Of these, $59.1 million will expire, if not utilized, by 2037.

As of January 3, 2021 and December 29, 2019, the Company and certain subsidiaries also have state NOL carryforwards in the amount of $44.2 million and $51.8 million, respectively. The state NOL carryforwards begin to expire in 2021, however, some state NOL's are able to be carried forward indefinitely.

As of January 3, 2021 and December 29, 2019, certain subsidiaries have state tax credit carryforwards in the amount of $0.1 million and $0.1 million, respectively. If not utilized, the state tax credit carryforwards begin to expire between 2022 and 2034.

Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

Valuation Allowance

The Company recorded a valuation allowance of $44.4 million and $1.6 million at January 3, 2021 and December 29, 2019, respectively. The $42.8 million change in the valuation allowance was the result of a charge to deferred tax expense of $1.3 million from operations and a charge to additional paid in capital of $41.5 million related to warrant transactions and the December 22, 2020 exchange of UBH units for UBI common stock described in Note 20. "Equity.” In determining the need for a valuation allowance, the Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit use of the existing deferred tax assets (“DTA's”). As of January 3, 2021, a significant piece of objective negative evidence evaluated was the three-year cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTA's such as the investment in Utz Brands Holdings, LLC and state net operating losses where the Company does not expect to continue to have nexus. Therefore, a valuation allowance has been recorded against the DTA's for which it is more-likely-than-not they will not be realized. The amount of DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth. If or when recognized, the tax benefits related to any reversal of the valuation allowance on DTA's as of January 3, 2021 would be accounted for as follows: approximately $24.3 million would be recognized as a reduction of income tax expense and $14.9 million would be recognized as an increase to equity.

As of January 3, 2021, tax years 2017 through 2020 remain open and subject to examination by the Internal Revenue Service and the majority of the states where the Company has nexus, and tax years 2016 through 2020 remain open and subject to examination in selected states that have a four year statute of limitations.

Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of January 3, 2021 and December 29, 2019.

Tax receivable agreement liability

Pursuant to an election under section 754 of the Internal Revenue Code, the Company obtained an increase in its share of the tax basis in the net assets of UBH when it was deemed to purchase UBH units from the UPA Seller and purchased UBH units from the Continuing Members per the Business Combination. The Continuing Members have the option to exchange UBH units for UBI common stock post-Business Combination. The Company intends to treat any such exchanges as direct purchases for U.S. federal income tax purposes, which is expected to further increase its share of the tax basis in the net assets of UBH. The increases in tax basis may reduce the amounts the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
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

As of January 3, 2021, the Company recorded a TRA liability of $28.7 million, but it has a total liability of $37.6 million related to its projected obligations under the TRA. The total TRA liability includes $28.7 million that relates to payments that originated with the Business Combination and the acquisition of Kennedy and $8.9 million that relates to equity transactions that occurred during the 4th quarter 2020. The Company recorded a valuation allowance on its DTA, including the tax basis that originated with the 4th quarter 2020 equity transactions as they are not more likely than not to be realized based on the positive and negative evidence that the Company considered. The Company has not recorded the $8.9 million of TRA liability that relates to the 4th quarter equity transactions as the liability is not probable under ASC 450 since the related DTA is not more likely than not to be realized as evidenced by the valuation allowance. The Company will continue to monitor positive and negative evidence to analyze its valuation allowance and it believes that sufficient positive evidence may arise to permit the release of a significant portion of its valuation allowance. If that were to occur, it would result in the need to record $8.9 million of additional TRA liability for 4th quarter equity transactions, which would result in a non-cash charge to pretax results.

16.LEASES

The Company leases certain vehicles, equipment and distribution centers under operating leases expiring in various years through 2031. Lease terms range from one month to twelve years.

Capital leases, net, are included in Property, Plant and Equipment as follows:

	Successor	Predecessor
(in thousands)	As of January 3, 2021	As of December 29, 2019
Leases	$9,335	$9,200
Less: accumulated depreciation	526	1,600
Leases, net	$8,809	$7,600

Charges resulting from the depreciation of assets held under capital leases are recognized within depreciation expense in the consolidated statements of operations and comprehensive income. Rental expense for leases to third parties totaled $3.6 million and $7.7 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $8.2 million and $12.7 million for the years ended December 29, 2019 and December 30, 2018, respectively. On December 31, 2018, the Company amended certain vehicle lease arrangements that resulted in capital lease classification for these leases.

Future minimum payments, to third parties, by year and in the aggregate, consisted of the following at January 3, 2021:

(in thousands)
2021	$10,106
2022	8,674
2023	6,756
2024	5,325
2025	3,880
Thereafter	2,928
Total	$37,669

17.SIGNIFICANT CUSTOMERS

The sales to three customers represented 20% and 21% of net sales for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively. Accounts receivable for these three customers represented 20% of total accounts receivable at January 3, 2021. For fiscal year 2019, sales to three customers represented 16% of net sales. Accounts receivable for these three customers represented 22% of total accounts receivable at December 29, 2019. For fiscal year 2018, sales to three customers represented 18% of net sales.

Net sales concentrations:

	Successor	Predecessor
Customer	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	Year Ended December 29, 2019	Year Ended December 30, 2018
Customer A	11%	12%	9%	9%
Customer B	4	5	2	2
Customer C	5	4	5	7
Total net sales concentrations	20%	21%	16%	18%

Accounts receivable concentrations:

	Successor	Predecessor
Customer	As of January 3, 2021	As of December 29, 2019	As of December 30, 2018
Customer A	11%	14%	14%
Customer B	4	3	3
Customer C	5	5	4
Total accounts receivable concentrations:	20%	22%	21%

18.VARIABLE INTEREST ENTITIES
Prior to the merger of SRS and UQF described in Note 1. "Operations and Summary of Significant Accounting Policies”, UQF held a variable interest in SRS, a commonly controlled entity, for which UQF is the primary beneficiary since UQF had the power to direct the activities of SRS and the obligation to absorb losses and the right to receive benefits. UQF leased properties owned by SRS. The acquisitions of these properties were funded by UQF through notes receivable. As the primary beneficiary of this variable interest entity, the assets, liabilities and results of operations are included in UQF’s consolidated financial statements. The equity holders’ interests were reflected in “Net income attributable to noncontrolling interest” in the consolidated statements of operations and comprehensive income (loss) and “Noncontrolling interest” in the consolidated balance sheets. The total amount of lease expense/income between SRS and UQF for the year ended December 29, 2019 was $4.0 million, which was eliminated in consolidation. When SRS merged with UQF, UQF assumed all assets and liabilities of SRS and any notes receivable or payable between the two companies were relieved.
19.BUSINESS RISK
The novel coronavirus, or COVID-19, outbreak began to impact consumption, distribution and production of the Company’s products in March 2020. The Company is taking necessary preventive actions and implementing additional measures to protect its employees who are working on site. The Company continues to experience higher demand for its products versus the prior year, and we are servicing that demand by increasing production and distribution activities. Generally, producers of food products, including salty snacks, have been deemed “essential industries” by federal, state, and local governments and are exempt from certain COVID-19-related restrictions on business operations. The Company’s strategic manufacturing capabilities and DSD distribution network have allowed it to effectively service increases in demand and be responsive to evolving market dynamics driven by changes in consumer behavior. The Company continues to monitor customer and consumer demands, and intends to adapt its plans as needed to continue to meet these demands. The event is still ongoing, and the Company is continuing to evaluate the financial impact.

20.EQUITY

Class A Common Stock

The Company is authorized to issue 1,000,000,000 shares of Class A Common Stock, par value $0.0001 per share, of which 71,094,714 shares of UBI were issued and outstanding on January 3, 2021. Upon the Closing of the Business Combination, all shares of CCH Class A ordinary shares, including 3,500,000 Forward Purchase Class A Ordinary Shares of CCH that were issued at the Closing of the Business Combination as part of the Forward Purchase Agreement discussed below, and Class B ordinary shares, less shareholder redemptions, were converted on a one-for-one basis into shares of Class A Common Stock, including 2,000,000 shares of Class B Common Stock initially issued to the Sponsor, which immediately vested upon the Closing of the Business Combination and converted into shares of Class A Common Stock of the Company.

Class V Common Stock

The Company is also authorized to issue 61,249,000 shares of Class V Common Stock, par value of $0.0001 all of which were issued to the Continuing Members in connection with the Closing of the Business Combination, as described in Note 2. “Acquisitions”. Each of the Continuing Members' common limited liability company units of UBH along with a share of Class V Common Stock may be exchanged for one share of Class A Common Stock of the Company upon certain restrictions being satisfied, as described in Note 2. “Acquisitions”. On December 22, 2020, 900,000 shares of Class V Common Stock were exchanged for Class A Common Stock. As of January 3, 2021, there were 60,349,000 shares of Class V Common Stock outstanding.

Warrants

Prior to the Business Combination, CCH issued 15,833,332 warrants that were initially sold by CCH in its initial public offering of securities (the “Public Warrants”), including 1,166,666 warrants issued pursuant to those certain Forward Purchase Agreements entered into by CCH, the Sponsor, and the independent directors of CCH (the “Forward Purchase Agreements”) that were issued at the Closing of the Business Combination as part of the Forward Purchase Agreement discussed below (the “Forward Purchase Warrants”), and 7,200,000 warrants initially sold to the Sponsor simultaneously with the closing of its initial public offering (the “Private Placement Warrants”) As a result of the Business Combination, the Company assumed the CCH equity warrants and such warrants are now exercisable for shares of UBI Class A Common Stock instead of Class A ordinary shares of CCH. All other features of the warrants remain unchanged. On December 14, 2020, the Company provided notice to the holders of the Public Warrants and Forward Purchase Warrants that their warrants would be redeemed in accordance with the original terms on January 14, 2021. Prior to January 3, 2021, 10,825,664 warrants were exercised. As of January 3, 2021, there were 4,575,645 Public Warrants, 432,000 Forward Purchase Warrants, and 7,200,000 Private Placement Warrants outstanding. See Note 23. "Subsequent Events" for further details.

Forward Purchases

In connection with the Closing of the Business Combination and pursuant to a Forward Purchase Agreement entered into between CCH, CCH’s Sponsor, and CCH’s independent directors, CCH consummated the sale and issuance of 3,500,000 shares issued pursuant to the Forward Purchase Agreements and Forward Purchase Warrants to acquire up to 1,166,666 Class A ordinary shares of CCH at $11.50 per share, for aggregate proceeds of $35,000,000 that were used to fund the Business Combination.

21. EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding during the Successor period. Diluted earnings per share is based on the weighted average number shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share-based awards outstanding during the Successor period. For the Successor period, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company's net loss position. The potentially dilutive securities that would be anti-dilutive due to the Company's net loss are not included in the calculation of diluted net loss per share attributable to controlling interest. The anti-dilutive securities are included in the table below. Refer to Note 11. "Share-Based Compensation" for further information on the share based awards considered in the diluted EPS computation.

Given the historical partnership equity structure of UBH, the Company determined that the calculation of earnings per membership unit results in values that are not a valuable metric to users of these consolidated financial statements. Therefore, EPS information is omitted for the Predecessor periods.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

Successor
(in thousands, except share data)	From August 29, 2020 through January 3, 2021
Basic and diluted earnings per share:
Numerator:
Net loss attributable to controlling interest	$(8,079)
Dividends related to participating share-based compensation awards	(110)
Net loss attributable to common stockholders	$(8,189)
Denominator:
Weighted average Class A Common Stock shares, basic and diluted	61,085,943
Basic and diluted earnings per share	$(0.13)
Anti-dilutive securities excluded from diluted earnings per share calculation:
Warrants	8,095,866
2020 LTIP RSUs	1,151,262
Initial grant RSUs	26,923
PSUs	140,076
Stock options	34,680
Total	9,448,807
Class V Common Stock not subject to earnings per share calculation	60,349,000
Net loss attributable to noncontrolling interest	$7,971

The diluted earnings per share computation excludes the effect of certain RSUs granted to Directors and Management which convert to Class A Common Stock upon vesting 50% at December 31, 2022 and 50% at December 31, 2023, as their inclusion would have been anti-dilutive.

Shares of the Company’s Class V Common Stock do not participate in earnings or losses of the Company and, therefore, are not participating securities. The PSUs, Initial Grant RSUs, and 2020 LTIP RSUs were participating securities in the Successor period because the holders of these stock-based compensation awards are entitled to participate in dividends declared on Class A Common Stock, if and when declared, on a one-to-one per-share basis. As such, earnings per share calculations were completed under the two-class method. At January 3, 2021, the Continuing Members held all 60,349,000 shares of Class V Common Stock issued and outstanding and also held an equal number of common limited liability company units of UBH, which comprise the noncontrolling interest. The net loss attributable to the noncontrolling interest was $8.0 million for the Successor period from August 29, 2020 through January 3, 2021.

22. UNAUDITED QUARTERLY FINANCIAL DATA

	Successor		Predecessor
(in thousands, except share data)	From September 28, 2020 through January 3, 2021	From August 29, 2020 through September 27, 2020	From June 29, 2020 through August 28, 2020	From March 30, 2020 through June 28, 2020	From December 30, 2019 through March 29, 2020
Net revenue	$246,276	$79,372	$168,656	$241,977	$228,029
Operating income (loss)	221	(1,179)	3,117	17,451	12,213
Net (loss) income	(13,619)	(2,431)	(4,824)	6,552	1,692
Net (loss) income attributable to controlling interest	(7,968)	(111)	(4,824)	6,552	1,692
Earnings per common share attributable to:
Basic and Diluted Class A share	$(0.13)	$—

	Predecessor
	Thirteen weeks ended
(in thousands)	December 29, 2019	September 29, 2019	June 30, 2019	March 31, 2019
Net revenue	$201,756	$199,628	$188,432	$178,412
Operating (loss) income	(13,803)	24,882	18,494	9,173
Net (loss) income	(23,989)	10,323	2,917	(2,615)
Net (loss) income attributable to controlling interest	(24,654)	9,600	2,202	(3,320)

23. SUBSEQUENT EVENTS
On January 11, 2021, the Company announced that it entered into a definitive agreement with Snak-King Corp. to acquire certain assets of the C.J. Vitner business, a leading brand of salty snacks in the Chicago, IL area. The Company closed this transaction on February 8, 2021 and the purchase price of approximately $25 million was funded from current cash-on-hand.
On December 14, 2020, the Company announced the redemption of all of its outstanding Public Warrants and Forward Purchase Warrants to purchase shares of its Class A Common Stock that were issued under the Warrant Agreement on the redemption date of January 14, 2021 (the “Redemption Date”). Prior to the Redemption Date, an aggregate of 15,802,379 Public Warrants and Forward Purchase Warrants were exercised, resulting in gross proceeds to the Company of $181.7 million, including 4,976,717 Public Warrants and Forward Purchase Warrants which were exercised during fiscal year 2021, resulting in gross proceeds of $57.2 million. 30,928 Public Warrants remained unexercised on the Redemption Date and were redeemed for $0.01 per warrant.
On January 20, 2021, the Company entered into Amendment No. 2 to the Credit Agreement, dated November 21, 2017 with Bank of America, N.A. Pursuant to the terms of Amendment No. 2, the Company refinanced, in full, outstanding term loans under the Credit Agreement pursuant to refinancing term loans having a principal amount of $410 million and borrowed an additional $310 million in incremental term loans. The Company will use the proceeds from the 2021 New Term Loans to prepay term loans in full, repay a portion of its borrowings under that certain Bridge Credit Agreement, dated December 14, 2020. For the New Term Loans, the interest rate applicable is the Eurocurrency loan rate, which varies from 3.50% to 3.00% and the federal funds rate, which varies from 2.50% to 2.00%, and extend the maturity date of the term loans under the Amended Credit Agreement by approximately three years, to January 20, 2028.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is properly and timely reported and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, effectiveness of an internal control system in future periods cannot be guaranteed because the design of any system of internal controls is based in part upon assumptions about the likelihood of future events. There can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time certain controls may become inadequate because of changes in business conditions, or the degree of compliance with policies and procedures may deteriorate. As such, misstatements due to error or fraud may occur and not be detected.

We have evaluated the effectiveness of our disclosure controls and procedures as of January 3, 2021 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 3, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As discussed elsewhere in this Annual Report, we completed the Business Combination on August 28, 2020. Prior to the Business Combination, UBH was a privately held company and therefore its controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal controls over financial reporting for the Company following the Business Combination has required and will continue to require significant time and resources from our management and other personnel. Furthermore, CCH, the legal acquirer in the Business Combination, was a non-operating public shell company prior to the Business Combination, and as such the internal controls of CCH no longer exist as of the assessment date. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of January 3, 2021. Therefore, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC’s Compliance and Disclosure Interpretations. In the future, management’s assessment of our internal control over financial reporting will include an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. In making this assessment, management will use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework Scope of the Controls Evaluation (2013 Framework).

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers and directors is provided below. Other information required by this item will be set forth in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders under the captions “Executive Officers of Utz Brands, Inc. ― Corporate Governance” and “Delinquent Section 16(a) Reports” to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement.

The following table sets forth information regarding our directors, including their ages as of January 3, 2021:

Board of Directors

Name	Age	Title
Roger K. Deromedi	67	Chairman; Director
Dylan B. Lissette	49	Chief Executive Officer; Director
Michael W. Rice	78	Director; Chairman Emeritus; Special Advisor
Craig D. Steeneck	62	Director; Chair, Audit Committee
John W. Altmeyer	61	Director; Chair, Nominating and Corporate Governance Committee
Timothy P. Brown	58	Director
Christina Choi	43	Director
Antonio F. Fernandez	61	Director
Jason K. Giordano	42	Director; Chair, Compensation Committee
B. John Lindeman	50	Director

Executive Officers

Name	Age	Title
Dylan B. Lissette	49	Chief Executive Officer
Eric Aumen	44	Vice President and Chief Accounting Officer
Cary Devore	48	Executive Vice President, Chief Financial Officer
Ajay Kataria	44	Executive Vice President, Finance & Accounting
Thomas (Tucker) Lawrence	52	Executive Vice President & Chief Supply Chain Officer
Mark Schreiber	56	Executive Vice President & Chief Customer Officer, Sales and Marketing
James Sponaugle	44	Senior Vice President Human Resources and Personnel Development
Todd M. Staub	54	Executive Vice President & Chief Administrative Officer

Eric Aumen, serves as the Vice President, Chief Accounting Officer of Utz, having served in this role since May 2020. Prior to joining Utz, Mr. Aumen served as Vice President and Controller of Element Fleet Management Corporation (TSX: EFN), a commercial motor vehicle management company from May 2016 until May 2020. Prior to Element Fleet, from May 2014 until October 2015, Mr. Aumen served as Chief Accounting Officer of Apex Tool Group, LLC, a hand and power tools manufacturer and marketer. Prior to his role at Apex Tool Group, Mr. Aumen served as Vice President, Corporate Controller for Colfax Corporation (NYSE: CFX), an American corporation manufacturing welding, air and gas handling equipment, and medical devices, and began his career with Deloitte & Touche LLP, an accounting organization and the largest professional services network in the world by revenue and number of professionals, most recently as Audit Manager. From 2012 until 2020, Mr. Aumen served as a member of the Advisory Board of Pennsylvania State University, Mont Alto Campus. Mr. Aumen is a Certified Public Accountant and earned his Bachelor of Science in Accounting with a minor in Supply Chain Management from The Pennsylvania State University.

Cary Devore, serves as Executive Vice President and Chief Financial Officer of Utz, having served in this role since July 2019. Mr. Devore joined the Utz companies in November 2016 as the lead representative of Metropoulos & Co. on the Board of Managers of the Continuing Members, where he worked alongside Dylan Lissette to drive our acquisition and value creation efforts, and became Executive Vice President and Chief Financial Officer in July 2019. Prior to serving as Chief Financial Officer, Mr. Devore served as Executive Vice President since December 2017 and as Senior Vice President from November 2016 until December 2017. From November 2014 until August 2017, Mr. Devore was a Managing Director of Metropoulos & Co., a private equity firm, where he focused on direct equity investments in the food and beverage sector. Prior to his service at Metropoulos, from October 2009 through August 2014, Mr. Devore was Co-Founder and Managing Director of SilverStream Capital, LLC, a family office focused on investments in healthcare and technology. From October 2005 through June 2009, Mr. Devore co-founded and led HBK Private Equity, LLC, the private equity arm of the hedge fund HBK Capital Management. Earlier in his career, Mr. Devore worked for Jordan Industries, Inc., an affiliate of The Jordan Company from May 1996 to July 2002, focusing on middle market buy and build strategies, as well as at UBS Investment Bank, an investment bank, from August 2004 to October 2005 and Price Waterhouse LLP, a multinational professional services network of firms, from August 1994 to May 1996. Mr. Devore graduated from the University of Illinois with a Bachelor of Science in Accounting, Magna Cum Laude, and received his MBA from the University of Michigan with High Honors.

Ajay Kataria, serves as Executive Vice President of Finance and Accounting at Utz, having served in this role since July 2019. Mr. Kataria joined the Utz companies in July 2017 as Senior Vice President of Finance and Treasury to support our financial planning, analytics and business transformation efforts, and became Executive Vice President in July 2019. Prior to joining the Utz companies, from April 2016 until July 2017, Mr. Kataria served as Vice President of Global Finance and Strategy at Armstrong Flooring, Inc., a producer of residential and commercial flooring products. Prior to his time at Armstrong, from August 2014 until April 2016, Mr. Kataria served as Vice President of Supply Chain Finance at Chobani, Inc., a producer of Greek yogurt and dairy products. Prior to Chobani, Mr. Kataria worked for ten years at PepsiCo, an American multinational food, snack, and beverage corporation, in various supply chain and finance roles of increasing responsibility. Mr. Kataria holds a Bachelor of Technology from the National Institute of Technology, India and earned his MBA from Southern Methodist University, Cox School of Business.

Thomas (Tucker) Lawrence, serves as Executive Vice President and Chief Supply Chain Officer for Utz, having served in this role since January 2015. Mr. Lawrence was a member of the Board of Managers of the Continuing Members from June 2014 until August 2020. Mr. Lawrence joined the Utz companies in September 2004, holding various positions, including roles in Manufacturing and Strategic Planning. Prior to joining the Utz companies, Mr. Lawrence served as Director of Operations for Glatfelter, a global supplier of specialty paper, where he was employed from June 1993 to September 2004. Mr. Lawrence started his career in the paper and packaging industry, working for Westvaco (now part of WestRock), an American corrugated packaging company, from June 1990 to June 1993. Mr. Lawrence holds a Bachelor of Science in Chemical Engineering from The Pennsylvania State University.

Mark Schreiber, serves as Executive Vice President and Chief Customer Operating Officer, Sales and Marketing at Utz, having served in this role since October 2020, and as Chief Customer Officer from April 2017 until October 2020. Prior to his service at the Utz companies, Mr. Schreiber served as the Senior Vice President of Sales and Operations for Pepperidge Farm, Inc., a commercial bakery that was acquired by Campbell Soup Company, and on the Global Sales Leadership team for Campbell Soup Company, a processed food and snack company, from January 2008 to April 2017. Mr. Schreiber also worked at Pepperidge Farm, Inc., an American commercial bakery, as Customer Vice President from January 2002 until January 2008, and as Vice President Customer Trade Marketing from January 1999 until January 2002. Prior to Pepperidge Farm, from January 1987 to January 1999, Mr. Schreiber began his career at Frito-Lay, a manufacturer of corn chips, potato chips and other snack foods, performing various roles in sales, strategic accounts, supply chain, marketing and DSD strategic operations. Mr. Schreiber is a current member of the Food Industry Association and has served as a Sales Executive Board Member of the Grocery Manufacturers Association from 2010 until 2016. Mr. Schreiber holds a Bachelor of Science in Marketing from The Pennsylvania State University.

Todd M. Staub, serves as Executive Vice President and Chief Administration Officer at Utz, having served in these roles since April 2017. Mr. Staub was a member of the Board of Managers of the Continuing Members from March 2008 until August 2020. Mr. Staub joined the Utz companies in February 1997 and has held financial positions with increasing responsibility including Controller from March 1999 to July 2002, Vice President — Finance from July 2002 to July 2012, and Executive VP & Chief Financial Officer from July 2012 to April 2017. Prior to joining the Utz companies, Mr. Staub served as an Account Supervisor for United Defense, a government contractor, from March 1996 until February 1997 and as an Accountant at Glatfelter Paper Company, a paper and packaging company, from September 1988 until March 1996. Mr. Staub holds a Bachelor of Arts in Mathematics from Western Maryland College and earned his MBA from York College of Pennsylvania.

James (Jim) Sponaugle, serves as the Senior Vice President, Human Resources & Personnel Development at Utz, having served in this role since February 2020. Prior to joining the Utz companies, from January 2009 until January 2020, Mr. Sponaugle worked at the Stewart Companies family of businesses, a company handling the entire range of construction-related services. Starting with Poole Construction from January 2009 to June 2010, and then moving to Riley Welding and Fabricating, a metal fabrication division of Stewart Companies, a full-service construction-related services company, serving as General Manager and Vice President from June 2010 until March 2018. Mr. Sponaugle was promoted to Executive Vice President and added the responsibility of running Stewart & Tate Construction Industrial Division starting March 2018 through January 2020, while also maintaining his responsibilities at Riley Welding and Fabricating. Mr. Sponaugle started his career with Cintas Corporation in January of 1999, and for close to a decade held various leadership roles in Sales and Operations finishing his career as a General Manager overseeing approximately 55 routes and Service Sales representatives. Cintas is a public company operating nearly 500 facilities in North America - including five manufacturing facilities and eleven distribution centers. Mr. Sponaugle serves on the Board of Directors of the Hanover Area Chamber of Commerce and serves as the Chairman of the Board of Directors of the YMCA of Hanover. Mr. Sponaugle earned his Bachelor of Science in Business Management from Cornell University.

Roger K. Deromedi has served as a member of the Board of Directors of the Company since 2018. Mr. Deromedi serves as the Chairman of Utz and was Co-Executive Chairman of Collier Creek from June 1, 2018 through the Closing of the Business Combination. Mr. Deromedi has over 40 years of operational experience in the consumer goods sector, overseeing multiple businesses and iconic consumer brands. Mr. Deromedi was Independent Chairman and Lead Director of Pinnacle Foods from April 2016 to October 2018 and was Non-Executive Chairman from July 2009 to April 2016 and Executive Chairman from April 2007 to July 2009. Mr. Deromedi also was an advisor to Blackstone in relation to their acquisition of the company in April 2007. Pinnacle Foods was a manufacturer and marketer of consumer branded food products, whose key brands include Birds Eye (frozen vegetables, meals, and sides), Duncan Hines (desserts), Vlasic (pickles), Wishbone (salad dressings), Aunt Jemima (breakfast products), Mrs. Butterworth and Log Cabin (syrups), Udi’s and Glutino (gluten-free products), and Gardein (plant-based entrees and meat substitutes), among others. During Mr. Deromedi’s tenure, the company acquired and successfully integrated multiple businesses including Birds Eye Foods, Wishbone, Gardein, and Boulder Brands. From July 2013 to June 2015, Mr. Deromedi was an Executive Advisor for Blackstone in the consumer goods sector, and was an independent advisor to Blackstone from 2007 to 2013. From 2003 to 2006, Mr. Deromedi was Chief Executive Officer of Kraft, at the time one of the world’s largest food companies, with iconic brands such as Kraft, Maxwell House, Nabisco, Oscar Mayer and Philadelphia. During this time, Mr. Deromedi integrated Kraft’s separate North American and International businesses. Prior to this, Mr. Deromedi was Co-CEO of Kraft from 2001 to 2003 during which time there was an initial public offering of the company, raising approximately $8.7 billion in gross proceeds. Mr. Deromedi was previously President of Kraft Foods International, President of the company’s Asia Pacific business, and President of Kraft’s Western European business, based in Zurich. Mr. Deromedi also served as Area Director of the company’s business in France, Iberia and Benelux, based in Paris, and was General Manager of Kraft’s cheese and specialty products businesses in the United States. Mr. Deromedi began his career with General Foods, Kraft’s predecessor company, in 1977 where he held various marketing positions. Mr. Deromedi previously served on the board of directors of Pinnacle Foods from 2007 to 2018, Kraft from 2001 to 2006 and The Gillette Company, Inc. from 2003 to 2005 (when the company was merged with The Procter & Gamble Company). Mr. Deromedi earned an M.B.A. from the Stanford Graduate School of Business and a B.A. in economics and mathematics from Vanderbilt University.

Dylan B. Lissette has served as a member of the Board of Directors of the Company since August 2020. Mr. Lissette is the Chief Executive Officer of Utz. Mr. Lissette has served as the Vice Chairman, President and Chief Executive Officer of the Utz companies since assuming the role in January 2013 and upon the Closing of the Business Combination, Mr. Lissette was appointed our Chief Executive Officer. Mr. Lissette also served as the sole manager of UBH from September 2016 through the Closing of the Business Combination. In addition, Mr. Lissette has served as a member of the Board of Managers of the Continuing Members since June 2004. Prior to serving as Chief Executive Officer, Mr. Lissette served as Chief Operating Officer from January 2011 to January 2013 and Executive Vice President of Sales and Marketing from January 2008 to January 2011. Prior to his service as an executive officer of the Utz companies, Mr. Lissette served the Utz companies in several capacities since joining in 1995, including serving as Retail Sales Manager, Key Account Director, and Director of Marketing. In 2007, Mr. Lissette was promoted to the position of Senior Vice President — Sales Operations where he had direct responsibility for route sales development in our Mid-Atlantic core markets and system-wide administration of the company’s DSD operations. Mr. Lissette represents the fourth generation of family leadership and involvement at the family-owned company, and is the son-in-law of Michael W. Rice, who serves as our Chairman Emeritus and is a member of our Board of Directors. Mr. Lissette also served on the Board of Directors of Hanover Hospital from August 2011 until August 2018. Mr. Lissette holds a Bachelor of Science degree in Business Economics and Public Policy from The George Washington University.

Michael W. Rice has served as a member of the Board of Directors of the Company since August 2020. Mr. Rice serves as our Chairman Emeritus and prior to the Closing of the Business Combination, was Executive Chairman of UBH, having assumed this position in December 2012 following his role as Chairman of the Board and Chief Executive Officer of the Utz companies from 1992 until 2012. Mr. Rice served as President and Chief Executive Officer of the Utz companies from 1978 until 1992. Prior to serving as Chief Executive Officer, Mr. Rice served as Executive Vice President of the Utz companies from 1970 to 1978. Mr. Rice also serves as a Member of the Board of Managers of the Continuing Members. Mr. Rice is a graduate of Mount St. Mary’s University and holds a law degree from George Washington University School of Law. Mr. Rice is the father-in-law of Dylan Lissette, who serves as our Chief Executive Officer and is a member of our Board of Directors.

Craig D. Steeneck has served as a member of the Board of Directors of the Company since 2018. Mr. Steeneck served as the Executive Vice President and Chief Financial Officer of Pinnacle Foods, a packaged foods company, from July 2007 to January 2019, where he oversaw the company’s financial operations, treasury, tax, investor relations, corporate development and information technology functions and was an integral part of Pinnacle Foods’s integration team for several of its acquisitions. From 2005 to 2007, Mr. Steeneck served as Executive Vice President, Supply Chain Finance and IT of Pinnacle Foods, helping to redesign the supply chain to generate savings and improve financial performance. From 2003 to 2005, Mr. Steeneck served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Cendant Timeshare Resort Group (now Wyndham Destinations, Inc.), an American timeshare company, playing key roles in wide-scale organization of internal processes and staff management. From 2001 to 2003, he served as Chief Financial Officer of Resorts Condominiums International (now Wyndham Destinations, Inc.), an American timeshare exchange company. From 1999 to 2001, Mr. Steeneck was the Chief Financial Officer of International Home Foods, Inc., a manufacturer of packaged food products acquired by ConAgra Foods in 2000. Mr. Steeneck has served on the board of directors and as chairman of the audit committee of Freshpet, Inc. (Nasdaq: FRPT), an American pet food company, since November 2014, as a director and chairman of the audit committee of Hostess Brands, Inc. (Nasdaq: TWNK), an American sweet baked goods company, since November 2016, and as a director of KIND Inc., a snack food company, from May 2019 to June 2020. Mr. Steeneck was the lead independent director of Hostess Brands, Inc. from January 2019 to December 2019. Mr. Steeneck received his Bachelor of Science in Accounting from the University of Rhode Island.

Timothy P. Brown has served as a member of the Board of Directors of the Company since August 2020. Mr. Brown is a Member of the Board of Managers of the Continuing Members, having served in this role since June 1999. Mr. Brown is the Founder and CEO of Sageworth, an entity comprised of Sageworth Holdings, LLC (“Sageworth Holdings”), Sageworth Trust Company and Sageworth Trust Company of South Dakota that provides investment management, fiduciary and planning services to highly successful individuals and families, and has served as its President and Chief Executive Officer since January 2001. As an attorney, accountant and the Founder, President and Chief Executive Officer of Sageworth, Mr. Brown brings extensive business, financial, legal and accounting knowledge to his position on the Board of Managers of the Continuing Members. Mr. Brown also serves on the Board of Directors of Penn State Health, a large hospital system, as the Chair of Penn State Health’s Finance Committee, Chair of Penn State Health’s Investment Committee, and member of Penn State Health’s Executive Committee. Mr. Brown also serves on the Board of Directors of Chief Executives Organization, as International Chair-elect, and member of Chief Executives Organization’s Executive Committee, and as a former Chair of Chief Executives Organization’s Finance and Administration Committee. Mr. Brown is a member of Young Presidents Organization and has served as its chair emeritus, chair, education officer and finance officer of the Pennsylvania chapter. Mr. Brown helped found the S. Dale High Family Business Center at Elizabethtown College, is a founding director of Music for Everyone, former trustee of the Pennsylvania Academy of Music, past general counsel and secretary of The Lancaster Alliance, past president of the Lancaster Museum of Art, past director of Harb-Adult, a homeless shelter, and a co-founder and manager of The Churchill Society. Mr. Brown received his Juris Doctor degree from the Georgetown University Law Center in Washington, D.C., and a Bachelor of Science in accounting from Penn State, graduating with highest distinction.

Christina Choi has served as a member of the Board of Directors of the Company since August 2020. Ms. Choi is currently Senior Vice President of Marketing and a member of the North America marketing leadership team for Diageo, a global leader in alcoholic beverages. Ms. Choi joined Diageo in January 2019 to lead the Gin, Rum & Tequila categories across North America, including consumer brands such as Tanqueray Gin, Captain Morgan Rum, and Don Julio Tequila. Ms. Choi is responsible for category strategy, brand marketing, and commercialization activities across this portfolio. Prior to Diageo, Ms. Choi served as Global Marketing Vice President for Anheuser-Busch InBev, the world’s largest brewer, from March 2013 to January 2019. In this role, Ms. Choi developed the global launch strategy for Michelob Ultra, delivered double digital global sales growth for Stella Artois including leading two Super Bowl marketing campaigns, and oversaw the development and commercialization of several emerging brands. From 2006 to 2012, Ms. Choi held various marketing and innovation roles within the personal care business of Unilever plc, based in the U.S. and Singapore. Ms. Choi led multiple brands, and innovation launches globally, including across the U.S., Southeast Asia, Middle East, and Africa, among others. Ms. Choi began her career in financial services at Goldman Sachs in the Credit Risk Management and Advisory group and Goldman Sachs Asset Management. Ms. Choi holds an MBA from Harvard Business School and a BA in Economics from Vassar College.

Jason K. Giordano has served as a member of the Board of Directors of the Company since 2018. Mr. Giordano was the Co-Executive Chairman, principal executive officer and principal financial and accounting officer of Collier Creek from June 1, 2018 until the Closing of the Business Combination. Mr. Giordano has over 15 years of investment and acquisition experience, with a focus in the consumer goods and related sectors. Mr. Giordano has been a Senior Managing Director at CC Capital Partners, LLC (affiliates of whom are indirect owners of Utz Brands securities through CC Collier Holdings LLC), a private investment firm, since November 2018. Mr. Giordano has been EVP Corporate Development for CC Neuberger Principal Holdings II, a special purpose acquisition company, since July 2020 and EVP Corporate Development for CC Neuberger Principal Holdings III, a special purpose acquisition company, since August 2020. Previously, Mr. Giordano was a Managing Director in the private equity group at Blackstone where he oversaw investments in the consumer, education, packaging and chemicals sectors. During his tenure at Blackstone from 2006 to October 2017, Mr. Giordano was involved in 12 initial and follow-on acquisitions representing over $10 billion of transaction value, including several investments in consumer, retail and related businesses. Prior to Blackstone, Mr. Giordano was a private equity investment professional at Bain Capital, LP, one of the world's leading multi-asset alternative investment firms, and an investment banker with Goldman, Sachs, & Co., a leading global investment banking, securities and investment management firm. Mr. Giordano previously served on the board of directors of Pinnacle Foods, Inc., a U.S.-based manufacturer and marketer of branded food products, from 2007 to September 2015, Crocs, Inc. (Nasdaq: CROX), a global supplier of branded footwear, from January 2015 to October 2017, AVINTIV, a global supplier of specialty materials primarily sold to consumer goods manufacturers, from January 2011 to October 2015, Outerstuff LLC, a leading U.S. supplier of licensed children’s sports apparel, from May 2014 to October 2017, Ascend Learning, LLC, a provider of online professional training tools and educational software, from July 2017 to October 2017, and HealthMarkets, Inc., a direct-to-consumer provider of health, life, supplemental, and other insurance and related products, from February 2009 to October 2017. Mr. Giordano earned an M.B.A. with high distinction from Harvard Business School, where he was a Baker Scholar, and an A.B. with high honors in economics from Dartmouth College.

Antonio F. Fernandez has served as a member of the Board of Directors of the Company since 2018. Mr. Fernandez served as Executive Vice President and Chief Supply Chain Officer of Pinnacle Foods, a packaged foods company, from February 2011 to June 2016, where he was responsible for managing all aspects of the supply chain including procurement, manufacturing, distribution, product quality, innovation and sustainability. Mr. Fernandez also led Pinnacle Foods’s “maximizing value through productivity” continuous improvement initiatives, realizing gross savings of approximately 4% of cost of products sold annually. Mr. Fernandez was a key leader and closely involved in Pinnacle Foods’s acquisition, integration and synergy realization efforts. Prior to Pinnacle Foods, Mr. Fernandez was Senior Vice President, Operations Excellence at Kraft Foods, Inc., an American food manufacturing and processing conglomerate, from 2010 to 2011. Prior to Kraft, Mr. Fernandez was Chief Supply Chain Officer at Cadbury plc, or Cadbury, a British multinational confectionery company, from 2008 to 2010, where he managed a supply chain with total costs of approximately $7 billion, 67 manufacturing facilities and over 20,000 employees. From 2000 to 2010, Mr. Fernandez held several senior supply chain roles within Cadbury. Prior to Cadbury, Mr. Fernandez held various supply chain and related roles at Dr. Pepper, an American multinational soft drink company, PepsiCo, Inc., an American multinational food, snack, and beverage corporation, and Procter & Gamble Co., an American multinational consumer goods corporation, Mr. Fernandez is President of AFF Advisors, LLC, an independent consulting firm focused on improving supply chain performance, supporting acquisition due diligence and merger integrations. Mr. Fernandez was also a Senior Advisor with McKinsey & Company, an American worldwide management consulting firm, from July 2017 to August 2019. Mr. Fernandez received a Bachelor of Science in Chemical Engineering from Lafayette College. Mr. Fernandez served on the board of directors of Liberty Property Trust (NYSE: LPT), a leading industrial real estate investment trust from, November 2014 until its merger with Prologis, Inc. (NYSE: PLD), a real estate investment trust headquartered in San Francisco, CA, in February 2020. Mr. Fernandez has served on the Board of Directors with Americold Realty Trust (NYSE: COLD), the world's largest publicly traded REIT, since May 2019, Green Rabbit, a leading e-commerce cold chain logistics provider to the food industry, since February 2021, and as a Trustee of Lafayette College since May 2017.

B. John Lindeman has served as a member of the Board of Directors of the Company since August 2020. Mr. Lindeman has served as the Chief Financial Officer of Hydrofarm Holdings Group, Inc. (Nasdaq: HYFM), a wholesaler and manufacturer of hydroponics equipment and commercial horticultural products, since March 2020. From August 2015 until assuming his current role at Hydrofarm Holdings in March 2020, Mr. Lindeman served as Chief Financial Officer and Corporate Secretary at Calavo Growers, Inc. (Nasdaq-GS: CVGW), a global avocado-industry leader and expanding provider of valued-added fresh food, where he was responsible for the finance, accounting, IT and human resource functions. Prior to joining Calavo, Mr. Lindeman held various leadership positions within the finance and investment banking industries, including serving as managing director at Sageworth Trust Company, a provider of investment management, fiduciary and planning services to highly successful individuals and families, from March 2015 to July 2015, managing director and co-head of the consumer and retail group at Janney Montgomery Scott, a financial advisory firm, from August 2009 to March 2015, managing director at Stifel Nicolaus, a full service brokerage and investment banking firm, from December 2005 to August 2009, and principal at Legg Mason, a global asset management leader, from October 1999 to December 2005. Prior to joining Legg Mason, Mr. Lindeman was a Manager at PricewaterhouseCoopers LLP, a global network of firms delivering assurance, tax, and consulting services, from August 1996 to October 1999. Mr. Lindeman is a Chartered Financial Analyst, and holds a Bachelor of Science in Business Administration from the University of Mary Washington.

John W. Altmeyer has served as a member of the Board of Directors of the Company since August 2020. Since January 2021, Mr. Altmeyer has served as executive chairman of GAF Materials LLC, a roofing and waterproofing manufacturer. Mr. Altmeyer served as the President and Chief Executive Officer of Carlisle Construction Materials, a division of Carlisle Companies Incorporated, from July 1997 to September 2018. Carlisle Construction Materials is principally engaged in the manufacture and sale of rubber and thermoplastic roofing systems and other products with roofing applications for commercial and residential buildings. Mr. Altmeyer also has served as a Member of the Board of Directors of EMCOR Group, Inc. (NYSE: EME), a mechanical and electrical construction, industrial and energy infrastructure and facilities services company, since 2014. As part of his service on the EMCOR Board of Directors, Mr. Altmeyer currently serves on the governance committee of EMCOR and has served as the Chair of the Compensation Committee of EMCOR since 2018. Mr. Altmeyer also served on the audit committee of EMCOR from 2014 through 2018. Additionally, Mr. Altmeyer served as a member of the Board of Directors of Berkshire Hills Bancorp, a bank holding company, from 2012 to 2014. Mr. Altmeyer also served on the Board of Directors of Tecta America, a roofing contracting and services business, from March 2019 until January 2021. Mr. Altmeyer earned his Bachelor of Science degree from Cornell University and his MBA from Harvard Business School.

Committees and Meetings of the Board

Board Composition.   Our business affairs are managed under the direction of our Board of Directors. Our Board of Directors consists of ten members, divided into three classes of staggered three-year terms. If a new Chief Executive Officer is named to replace Dylan B. Lissette, such person is anticipated to join our Board of Directors as the eleventh member.
Pursuant to the Investor Rights Agreement, the Continuing Members have the right to nominate five Continuing Member Nominees to our Board of Directors and the Sponsor or Sponsor Representative, as applicable, have the right to nominate five Sponsor Nominees to our Board of Directors for so long as each of them and their respective affiliates and specified family members beneficially own certain specified percentages of the certain economic interests in us and UBH.
Our Board of Directors is divided into three staggered classes of directors. At each annual meeting of our stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring, as follows:
•The Class I directors are John W. Altmeyer, Jason K. Giordano and B. John Lindeman;
•The Class II directors are Antonio F. Fernandez, Michael W. Rice and Craig D. Steeneck; and
•The Class III directors are Timothy P. Brown, Christina Choi, Roger K. Deromedi and Dylan B. Lissette.
Each director’s term will continue until the election and qualification of his or her successor, or his or her earlier death, resignation, or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. This classification of our Board may have the effect of delaying or preventing changes in control of us.
Each of our officers serve at the discretion of our Board and will hold office until his or her successor is duly appointed and qualified or until his or her earlier resignation or removal. Except as set forth in the biographies of our directors and officers, see above, there are no family relationships among any of our directors or officers.
Meetings of the Board.   Our Corporate Governance Guidelines provide that directors should make every effort to attend all meetings of the Board, meetings of the committees of which they are members, and the annual meeting of stockholders, and be prepared to participate in discussions of issues presented.
Board Committees.   Our Board has an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, consisting of the following directors:
•Audit Committee:   Craig D. Steeneck (Chair), Antonio F. Fernandez and B. John Lindeman;
•Compensation Committee:   Jason K. Giordano (Chair), John W. Altmeyer and Craig D. Steeneck; and
•Nominating and Corporate Governance Committee:   John W. Altmeyer (Chair), Christina Choi and Jason K. Giordano.
All of the committee members are “independent” under the listing standards of NYSE. Members will serve on these committees until their resignation or until as otherwise determined by our Board.

Audit Committee.   Craig D. Steeneck, Antonio F. Fernandez and B. John Lindeman serve as members of our Audit Committee. Under the NYSE listing standards and applicable SEC rules, all the directors on the Audit Committee must be independent; our Board of Directors has determined that each of Messrs. Steeneck, Fernandez and Lindeman are independent under the NYSE listing standards and applicable SEC rules. Mr. Steeneck serves as the Chairman of the Audit Committee. Each member of the Audit Committee is financially literate and our Board of Directors has determined that Mr. Steeneck qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
Our Audit Committee is responsible for, among other things:
•Selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•Helping to ensure the independence and performance of the independent registered public accounting firm;
•Discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and the independent registered public accounting firm, our interim and year-end financial statements;
•Developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•Reviewing and overseeing our policies on risk assessment and risk management, including enterprise risk management;
•Reviewing related person transactions;
•Reviewing the adequacy and effectiveness of internal control policies and procedures and our disclosure controls and procedures; and
•Approving or, as required, pre-approving, all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.
Our Board of Directors adopted a written charter for the Audit Committee which is available on our investor website at investors.utzsnacks.com under the heading “Governance ― Governance Documents.”
Compensation Committee.   Jason K. Giordano, John W. Altmeyer and Craig D. Steeneck serve as members of our Compensation Committee. Under the NYSE listing standards, we are required to have a Compensation Committee composed entirely of independent directors; our Board of Directors has determined that each of Messrs. Giordano, Altmeyer and Steeneck are independent. Mr. Giordano serves as Chairman of the Compensation Committee.
Our Compensation Committee is responsible for, among other things:
•Reviewing, approving and determining the compensation of our officers and key employees;
•Reviewing, approving and determining compensation and benefits, including equity awards, to directors for service on our Board of Directors or any committee thereof;
•Administering our equity compensation plans;
•Reviewing, approving and making recommendations to our Board of Directors regarding incentive compensation and equity compensation plans; and
•Establishing and reviewing general policies relating to compensation and benefits of our employees.
Our Board of Directors adopted a written charter for the Compensation Committee, which is available on our investor website at investors.utzsnacks.com under the heading “Governance ― Governance Documents.”
Nominating and Corporate Governance Committee.   John W. Altmeyer, Christine Choi and Jason K. Giordano serve as members of our Nominating and Corporate Governance Committee. Under the NYSE listing standards, we are required to have a nominating and corporate governance committee composed entirely of independent directors; our Board of Directors has determined that each of Messrs. Altmeyer and Giordano and Ms. Choi are independent. Mr. Altmeyer serves as Chairman of the Nominating and Corporate Governance Committee.
The Nominating and Corporate Governance Committee is responsible for, among other things:
•Identifying, evaluating and selecting, or making recommendations to our Board of Directors regarding, nominees for election to our Board of Directors and its committees;
•Evaluating the performance of our Board of Directors and of individual directors;

•Considering, and making recommendations to our Board of Directors regarding the composition of our Board of Directors and its committees;
•Reviewing developments in corporate governance practices;
•Evaluating the adequacy of the corporate governance practices and reporting; and
•Developing, and making recommendations to our Board of Directors regarding, corporate governance guidelines and matters.
Our Board of Directors adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our investor website at investors.utzsnacks.com under the heading “Governance ― Governance Documents.”
Our Corporate Governance Guidelines provide that the Nominating and Corporate Governance Committee is responsible for conducting all necessary and appropriate inquiries into the background and qualification of each potential director candidate and recommend to our Board of Directors those candidates to be nominated for election to our Board of Directors, subject to the Investor Rights Agreement or any other stockholder agreement setting forth procedures or requirements governing the nomination of directors to our Board of Directors. . In identifying, evaluating and determining whether to ultimately recommend a person as a candidate for election as a director, the Nominating and Corporate Governance Committee evaluates all factors that it deems appropriate, including the terms of the Investor Rights Agreement (or any other stockholder agreement applicable to us from time to time), as well as the qualifications set forth in our Corporate Governance Guidelines. It also takes into account specific characteristics and expertise that it believes will enhance the diversity of experience, technical skills, industry knowledge and experience, financial expertise, local or community ties. Each director is expected to be an individual of high character, mature judgment, familiarity with the Company’s business and industry, independence of thought and an ability to work collegially.
In determining whether to recommend a director for re-election, the Nominating and Corporate Governance Committee also considers matters relating to the retirement of members, including any term limits or age limits, as well as the performance of such directors and any other qualifications and characteristics set forth in the committee’s charter.
The Nominating and Corporate Governance Committee may retain and obtain the advice of any advisor to conduct or assist with this evaluation. Ultimately, the Nominating and Corporate Governance Committee seeks to recommend to our Board those nominees whose specific experience, qualifications, attributes, diversity and skills to assure that the Board, as a whole, has the necessary tools to perform its oversight function effectively in light of the Company’s business and structure and the environment in which the Company is operating. In particular, the Nominating and Corporate Governance Committee will seek nominees who will: (i) dedicate sufficient time, energy and attention to ensure the diligent performance of Board duties; (ii) comply with the duties and responsibilities set forth in our Corporate Governance Guidelines and in our bylaws; (iii) comply with all duties of care, loyalty and confidentiality applicable to them as directors of publicly traded corporations organized in Delaware; and (iv) adhere to our Code of Business Conduct and Ethics.
The Nominating and Corporate Governance Committee will also consider recommendations of qualified nominees by stockholders on a substantially similar basis as it considers other nominees. If any stockholder wishes to recommend candidates directly to our Nominating and Corporate Governance Committee, such stockholder may do so by sending timely notice to the Secretary and otherwise in accordance with the terms of our bylaws. To be timely, a stockholder’s notice shall be delivered to the Secretary not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting. Such stockholder’s notice shall set forth certain information about the stockholder giving the notice and the nominee and other representations and certifications as set forth in our bylaws.
Director Independence
Our Class A Common Stock is listed on the NYSE. Under the rules of the NYSE, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of the NYSE require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of the NYSE, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the rules of the NYSE. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the rules of NYSE.

In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act and under the rules of the NYSE, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.
To be considered independent for purposes of Rule 10C-1 under the Exchange Act and under the rules of the NYSE, the board of directors must affirmatively determine that the member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director; and (ii) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.
Our Board of Directors has undertaken a review of the independence of each director and considered whether each of our directors has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, seven of our directors are considered “independent directors” as defined under the listing requirements and rules of NYSE and the applicable rules of the Exchange Act.
Corporate Governance Policies
In addition to corporate governance matters described throughout this Annual Report on Form 10-K, some additional information about our corporate governance policies and procedures is set forth below:
Code of Ethics.   Our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our Code of Business Conduct and Ethics is available on our investor website at investors.utzsnacks.com under the heading “Corporate Governance.” We intend to post any amendments to, or any waivers from a provision of, our Code of Business Conduct and Ethics on the same website.
Our Board of Directors adopted Corporate Governance Guidelines which address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us. The full text of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics are posted on the Corporate Governance portion of our website.
Corporate Governance Guidelines.   Our Board of Directors adopted Corporate Governance Guidelines, which address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable. The Corporate Governance Guidelines reflect the Board’s commitment to effective corporate governance of Utz, with a view to enhancing long-term stockholder value. Topics addressed in the Corporate Governance Guidelines include, without limitation:
•Role and responsibility of the Board;
•Independence of directors;
•Director qualification standards;
•Director orientation and continuing education;
•Conduct of Board meetings;
•Committees of the Board;
•Expectations of directors;
•Limitations on other board service;
•Management succession planning;
•Evaluation of Board performance; and
•Communications with stockholders and communications with non-management directors.
A copy of the Corporate Governance Guidelines is available on our investor website at investors.utzsnacks.com under the heading “Corporate Governance.”

Risk Management.   Utz’s management is responsible for day-to-day risk management of the company, subject to oversight by the Board and its committees with regard to the major risks inherent in our business, including strategic, regulatory, compliance, operational, financial, reputational and cybersecurity risks, and the efforts of management to address and mitigate such risks.
The Board receives regular reports concerning our risk assessment and risk management from the Audit Committee, which meets periodically with our independent auditors, with our legal counsel and with management, to discuss the Company’s major financial risk exposures and the steps that management has taken to monitor and control such exposures. In addition to receiving regular reports from the Audit Committee related to financial risk exposures, the Board also reviews information regarding other risks through regular reports of its other committees, including information regarding compensation related risk from the Compensation Committee, and governance related risk from the Nominating and Corporate Governance Committee.
We believe the division of risk management responsibilities described above is an effective approach for addressing the risks that we face.
Executive Sessions of Independent Directors.   Our Corporate Governance Guidelines provide that the non-management directors shall meet in executive session for a portion of most Board meeting with no members of management present. At executive sessions, our non-management directors meet without management present. The Board believes that executive sessions foster free and open communication among the non-management directors, which will ultimately add to the effectiveness of the Board, as a whole.
Consideration and Determination of Executive and Director Compensation.   The Compensation Committee has the primary authority to establish and review our overall compensation philosophy and to establish compensation for our executive officers, subject to such further action of our Board of Directors as our Board of Directors shall determine with respect to compensation for our Chief Executive Officer. In establishing executive officer compensation, the Compensation Committee uses its evaluation of the executives’ performance and responsibilities, our overall performance and our Chief Executive Officer’s recommendations with respect to the other executive officers. In addition, the Compensation Committee has engaged an independent compensation consultant to advise regarding the status of Utz’s executive officer and director compensation in relation to comparable companies.
Management plays a significant role in the executive compensation-setting process. The most significant aspects of management’s role are:
•Evaluating employee performance;
•Preparing information for Compensation Committee meetings;
•Establishing business performance targets and objectives;
•Providing background information regarding our strategic objectives; and
•Recommending salary levels and equity awards.
From time to time, the Compensation Committee may invite to its meetings any director, member of management and such other persons as it deems appropriate in order to carry out its responsibilities. Typically, Mr. Lissette reviews the performance of senior management and make recommendations on compensation levels. In addition, our executive officers answer questions posed by the committee.
Under our Corporate Governance Guidelines, the compensation of non-employee directors is determined by the Board upon recommendation of the Compensation Committee. The guidelines further provide that non-employee directors are expected to receive a portion of their annual retainer in the form of equity. Employee directors are not paid additional compensation for their services as directors.
Restrictions on Short Sales or Speculative Transactions by All Directors and Employees.   The Board believes that it is undesirable for our directors, officers and employees to engage in hedging or speculative transactions that may put the personal gain of the insider in conflict with the best interests of the Company and our securityholders or otherwise give the appearance of impropriety. Therefore, our directors, officers, and employees and our affiliates, whether or not in possession of material non-public information, are generally prohibited from: (i) selling our securities that are of the same class during the six months following the purchase (or vice versa), (ii) selling our securities “short” (i.e., selling stock that is not owned and borrowing the shares to make delivery), (iii) transacting in put options, call options or other derivative securities, on an exchange or in any other organized market, (iv) engaging in hedging or monetization transactions, such as the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds, (v) certain other transactions set forth in our Insider Trading Policy.

Committee Authority to Retain Independent Advisors.   The charter of each of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee provides that the committee has the authority to retain independent advisors, counsel, experts and consultants, with all fees and expenses paid by us.
Board Leadership Structure.   Our current Board leadership structure separates the positions of Chief Executive Officer and Chairperson of the Board, although we do not have a corporate policy requiring that structure. The Board believes that this separation is appropriate for the Company at this time because it allows for a division of responsibilities and a sharing of ideas between individuals having different perspectives. Our Chief Executive Officer, who is also a member of our Board, is primarily responsible for our operations and strategic direction, while our Board Chairperson, who is an independent member of the Board, is primarily focused on matters pertaining to corporate governance, including management oversight and strategic guidance. The Board believes that this is the most appropriate structure at this time but will make future determinations regarding whether or not to separate the roles of Chair and Chief Executive Officer based on then-current circumstances.
Under our Corporate Governance Guidelines, when the Chairperson of the Board is also the Chief Executive Officer or is a director who does not otherwise qualify as an “independent director,” a “Lead Director” shall be elected annually by plurality vote of the independent directors, pursuant to a secret ballot, following nomination by the Nominating and Corporate Governance Committee. The Lead Director would help coordinate efforts of the independent and non-management directors in the interest of ensuring that objective judgment is brought to bear on sensitive issues involving the management of the Company and, in particular, the performance of senior management. A description of the position of Lead Director is set forth in Annex A to our Corporate Governance Guidelines, which is available on our investor website at investors.utzsnacks.com under the heading “Corporate Governance.” Currently, Dylan B. Lissette serves as our Chief Executive Officer, and the independent Chairman position is held by Roger K. Deromedi. Therefore, we do not currently have a Lead Director. We believe that the structure of our Board and its committees provides strong overall management of the Company.
Policy for Director Attendance at Annual Meetings.   Under our Corporate Governance Guidelines, each director is strongly encouraged to attend each Annual Meeting of Stockholders.
Process for Securityholders to Send Communications to the Board.   Our Corporate Governance Guidelines provide that an y stakeholder, including our stockholders, who wishes to communicate with, or otherwise make his or her concerns known directly to the chairperson of any of the committees, or to the non-management or independent directors as a group, may do so by (1) addressing such communications or concerns to the Corporate Secretary of the Company, 900 High Street, Hanover, Pennsylvania 17331, who will forward such communications to the appropriate party, or (2) sending an e-mail to Jeremiah Garvey at jgarvey@cozen.com. Such communications may be done confidentially or anonymously.

Item 11. Executive Compensation
EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis (Narrative to the Summary Compensation Table)
Executive Summary
The core principles of our executive compensation program are to align the compensation of our executive officers with the long-term interests of our stockholders and to provide a total compensation opportunity that allows us to attract and retain talented executive officers and motivate them to achieve exceptional business results.
We achieve these goals by offering a total compensation program that consists of both fixed components (in the form of base pay and benefits) and variable, performance-based pay (in the form of short and long-term incentives) designed to reward performance. The total compensation for our executive officers is weighted more heavily toward incentive compensation. Our compensation program is designed to achieve an appropriate balance of short-term and long-term incentives to ensure executive officers are properly balancing the need for consistent annual performance with the need for consistent performance over a multiple year horizon. This compensation balance is intended to ensure that our executive officers share in both downside risk and upside opportunity based on our performance.
Prior to the Business Combination in August 2020, none of our executive officers received any cash compensation for services rendered to us. Accordingly, this Compensation Discussion and Analysis (Narrative to the Summary Compensation Table) relates to the compensation of executive officers of UBH prior to the Business Combination who became our executive officers following the Business Combination.

Our named executive officers are our principal executive officer and two other most highly compensated persons serving as executive officers as of the last day of our most recent fiscal year, which ended January 3, 2021 (the “named executive officers”), which individuals are:
•Dylan B. Lissette, Chief Executive Officer
•Cary Devore, Executive Vice President, Chief Financial Officer
•Mark Schreiber, Executive Vice President & Chief Customer Officer, Sales and Marketing
On August 28, 2020, we closed the Business Combination with UBH. Upon the consummation of the Business Combination, each of the named executive officers were appointed to their respective offices of Utz Brands, Inc. In addition, Mr. Lissette accepted an offer letter to serve as our Chief Executive Officer.
In connection with the consummation of the Business Combination, we adopted our 2020 Omnibus Equity Incentive Plan, as well as severance benefit plans for our executive officers. We also implemented our annual bonus plan, based on achievement of company performance goals, based on Net Sales and Adjusted EBITDA milestones, and individual achievements.
Our Compensation Committee engaged a compensation consultant, F.W. Cook, to provide compensation advice in 2020. The consultant is retained directly by our Compensation Committee and performs no consulting or other services for us or members of our management. Our Compensation Committee is independent and there are no conflicts of interest with respect to the work of F.W. Cook.
We are an “emerging growth company,” within the meaning of the JOBS Act, and have elected to comply with the reduced compensation disclosure requirements available to emerging growth companies under the JOBS Act.

Compensation Program Objectives and Design
In connection with the Business Combination, we adopted several design changes to our compensation program, including adoption of an omnibus equity incentive plan, employee stock purchase plan, severance benefit plans for our management team and an offer letter with our chief executive officer. Our primary objective in establishing our comprehensive compensation program is to be able to successfully recruit, attract, retain and properly incent high-level talent to work for and ultimately add value to our business for the benefit of our stockholders.
Our compensation program is designed to reward performance, which in turn creates value for our stockholders. Performance is reviewed annually for both our executives individually and our business as a whole. When annual Company or individual performance goals are not met, certain elements of the compensation program (including annual bonuses and certain equity grants) are not paid or do not vest.
The compensation program is intended to reward both short-term (annual performance) and long-term Company performance. Therefore, employee equity programs, which are discussed in more detail below, are key elements of the compensation program.
Each element of the overall comprehensive compensation program (discussed in greater detail below) is intended to be competitive with similar elements offered both locally and nationally by other like-sized employers and competitors, and the elements taken together are intended to present a comprehensive competitive program to accomplish the objectives noted above.
We designed most of the significant elements of our comprehensive compensation program by soliciting initial thoughts and ideas from our senior management team, consisting of our Chief Executive Officer, Executive Vice President & Chief Administrative Officer, and Senior Vice President Human Resources and Personnel Development, and in consultation with other members of our senior management. Additional input and suggested objectives were received from our Chairman, the chairperson of our Compensation Committee, representatives of F. W. Cook and other members of the Board. Significant compensation elements are reviewed annually by our senior management.
After receipt of the input noted and development of proposed plans, such plans were (and in the case of annual bonus plans, will be annually) presented to the Compensation Committee, which determines the terms of and ultimately adopts our compensation program. None of our Named Executive Officers participates in discussions involving their own compensation.
The Compensation Committee intends to review and approve annual compensation elements such as bonus plan attainment, and our Board of Directors reviews full year earnings and management performance by our executives. The Board of Directors also approves elements of our annual budgets, which include some elements of the compensation program such as annual bonuses and annual base salary increases, if any, for our executives.

Elements of Compensation
The table below lists the key elements of our 2020 compensation program for our Executive Leadership Team. We generally construct this program with consideration of the median compensation package for our peer group.

Element of Compensation	Objective	Key Features	% of Target Total Direct Compensation
Base Salary	Provide a competitive level of fixed compensation	•Fixed pay component based on level of responsibility of position held •Adjustments based on individual performance, internal equity and external benchmarking against peer group companies	25-43%
Annual Cash Incentive Award Program (“Annual Bonus Plan” or “'ABP”)	Motivate and reward executive contributions in achieving annual performance goals	•Variable pay component •Payouts are based on a formula that includes Company performance against Adjusted EBITDA and Net Sales, as well as individual performance against pre-determined objectives	25-26%
Long-Term Incentive Awards	Motivate and reward executive contributions in achieving long-term objectives that align with the interests of our stockholders
•Variable pay component
•Awards to senior management are issued as performance share units and stock options and have a multi-year vesting period
•Option award value is fixed at grant, and ultimate value to the executive is based on stock performance
•Awards in the form of performance share units have ultimate value based on our relative total shareholder return against our peer group
30-50%
Severance	Provide temporary income following an executive’s involuntary termination of employment whether or not following a change in control of our Company	•Fixed pay component •Payments are formula-driven based on executive’s salary, bonus target and level in the organization
Peer Group
The Compensation Committee, in consultation with F.W. Cook, has identified a peer group of 14 publicly-traded companies to be used as a competitive reference point in determining total compensation packages for our management, including the named executive officers. Our peer group includes consumer products companies, nearly all of which are focused on food and beverage in North America with similar revenue (peer group median revenue $1.1 billion) and market capitalization (peer group median market capitalization $2.1 billion) to us. Peer group selection included companies in the

Global Industry Classification Standard in the sub-industry categories of packaged foods and meats, personal products, soft drinks, and pharmaceuticals. The remaining companies were evaluated to identify those most similar to us in terms of size, business fit and geographic fit. As of January 3, 2021, our revenue was approximately $964.3 million and our market capitalization was approximately $1.3 billion.

The peer group consists of the following 14 companies:

B&G Foods, Inc.	Lancaster Colony Corporation
BellRing Brands, Inc.	Lassonde Industries Inc.
Calavo Growers, Inc.	National Beverage Corp
Flowers Foods, Inc.	Prestige Consumer Healthcare Inc.
Hostess Brands, Inc.	The Hain Celestial Group, Inc.
J & J Snack Foods Corp.	The Simply Good Foods Company
John B. Sanfilippo & Sons, Inc.	Tootsie Roll Industries, Inc.
Direct Compensation Components
Base Salary

Base salaries are intended to compensate the executive officers and all other salaried employees for their basic services performed for us on an annual basis. In setting base salaries, we take into account the employee's experience, the functions and responsibilities of the job, salaries for similar positions within our peer group and for competitive positions in the food industry generally and any other factor relevant to that particular job. Generally, we attempt to pay at the median of our peer group for each job but do not confine ourselves to this practice if other factors such as experience warrant a lower or higher base salary. Base salaries may be adjusted annually based on executive officer performance and, in some circumstances, adjusted throughout the year to address competitive pressures or changes in job responsibilities. Our Chief Executive Officer recommends to the Compensation Committee the base salaries for executives reporting directly to him. The Chief Executive Officer's base salary and annual merit adjustment is approved by the Compensation Committee, subject to such further action of the Board of Directors as the Board of Directors shall determine. Adjustments for all other executives are recommended by the Chief Executive Officer and approved by the Compensation Committee.
Base Salary Changes

In February 2021, each of Messrs. Lissette, Devore and Schreiber were eligible to receive a merit increase based on his performance in the preceding year. Our merit increase may range from 0% to 6% of base salary based on individual performance. In order to demonstrate commitment to achieving our 2021 Plan goals, the NEO's requested that the Board of Directors and Compensation Committee, respectively, forego or minimize merit increase to their base salary. Mr. Lissette’s compensation was restructured in connection with the consummation of the Business Combination, including a reduction in his base pay. Beginning on August 28, 2020, Mr. Lissette’s annual base pay was reduced to $750,000.00. The table below reflects the base amounts that were prescribed for fiscal year 2020, and not actual base pay received as the table above reflects.

Named Executive Officer	2020 Annual Base Salary(1)	2021 Annual Base Salary Merit Increase	2021 Additional Annual Base Salary Adjustments	2021 Base Salary
Dylan B. Lissette	$750,000	0.0%	N/A	$750,000
Cary Devore	$500,000	0.0%	N/A	$500,000
Mark Schreiber	$414,105	1.5%	N/A	$418,246
(1)Amounts reflect annualized salaries following consummation of the Business Combination.

Annual Cash Incentive Award Program (“Annual Bonus Plan” or “'ABP”)
2020 ABP Design
In 2020, we adopted our ABP, which provides for a cash bonus to our management team, including our named executive officers, upon achievement of specific performance milestones for us and the participants. We use our ABP to reward achievement of our annual financial performance goals, and to establish appropriate company performance expectations to ensure that our executives are accountable for our continued growth and financial performance, specifically for achieving annual sales, annual profit, and operational goals.
Awards under the ABP were calculated by multiplying a participant’s base salary for fiscal 2020 by the individual’s target award percentage, and multiplying the result by 50% of our Adjusted EBITDA score, 30% of our Net Sales score and 20% of the individual performance score (“IPS”), as follows:
Annual Bonus = Base Salary x Target % x ((50% Adjusted EBITDA Score) + (30% Net Sales Score) + (20% IPS))
For each performance measure, 100% of the bonus opportunity will be paid with respect to such metric if target performance is achieved, and a bonus ranging from 50% to 200% would be paid with respect to such performance measure at the threshold and maximum results. No bonus will be allocated to a performance measure if minimum threshold results are not achieved. The formula for fiscal 2020 was constructed with upside potential so that if we exceeded our company performance and individual target performance, the annual bonus could be greater than 100% of the target annual bonus.
The Board of Directors approves the pool for the ABP contained in our annual budget; the Compensation Committee approves actual payment of bonuses pursuant to the ABP and the bonuses paid to, or accrued on behalf of, the named executive officers. The Compensation Committee does not have the discretion to award bonuses under the ABP if the applicable performance factors have not been met.
Company Performance Factors: Adjusted EBITDA and Net Sales
For fiscal year 2020, our Board of Managers prior to the Business Combination selected, and our Compensation Committee confirmed following the Business Combination, Adjusted EBITDA and Net Sales as the company performance measures because these performance measures most directly align with our growth strategy and generally have the best correlation with shareholder value.
The Adjusted EBITDA and Net Sales goals and results for fiscal 2020 are set forth below:

	Fiscal 2020 Goals ($ millions)			Fiscal 2020 Results ($ millions)
	Threshold	Target	Maximum
Adjusted EBITDA	$112.8 (95% of Target)	$119.0	$132.0 (111% of Target)	$133.9
Net Sales	880.7 (97% of Target)	906.7	943.1 (104% of Target)	964.3
The Adjusted EBITDA and Net Sales goals and results were calculated for purposes of the ABP in accordance with pre-established rules established by the our Board of Managers prior to the Business Combination and confirmed by our Compensation Committee following the Business Combination. Net Sales was our combined revenue for the Successor period from August 29, 2020 through January 3, 2021 and the Predecessor period from December 30, 2019 through August 28, 2020, excluding the effects of the impact of changes in GAAP and the effects of business combinations and divestitures subject to pre-established criteria and thresholds. Adjusted EBITDA was defined as Net Income before Interest, Income Taxes, and Depreciation and Amortization, further adjusted to exclude certain non-cash items, such as stock-based compensation, hedging and purchase commitments adjustments, and asset impairments; acquisition and integration costs; business transformation initiatives; and financing-related costs. Adjusted EBITDA also excludes the effects of the impact of changes in GAAP and the effects of business combinations and divestitures subject to pre-established criteria and thresholds. We did not make any subsequent adjustments in response to the COVID-19 pandemic.

Individual Performance Score (IPS)
Each executive officer has individual objectives (IPS Rating) set at the beginning of the year, which are reflective of his or her responsibilities based on his or her role. The Compensation Committee determines an IPS for the Chief Executive Officer based on a review of his performance during the fiscal year. For the other executive officers, the Chief Executive Officer recommends an IPS at the end of the performance year based on the achievement against the individual objectives, and the IPS are reviewed and approved by the Compensation Committee.

IPS Rating	IPS
Significantly Exceeded Expectations (5)	150-200%
Exceeded Expectations (4)	120-150%
Met Expectations (3)	80-120%
Below Expectations (2)	50-80%
Unsatisfactory (1)	0%
2020 ABP Results
Our actual Net Sales performance of $964.3 million, resulted in a 200% payout for this component of the ABP.
Our actual Adjusted EBITDA performance of $133.9 million, resulted in a 200% payout for this component of the ABP.
The Committee evaluated the individual contributions of our named executive officers in addition to their efforts in delivering our overall results and operational goals. In evaluating the individual performance of our named executive officers, the following scores were determined based on performance against individual objectives:
•Mr. Lissette received a 165% score for his individual objectives, with performance highlights including the navigation of successful Business Combination, successful navigation through the COVID pandemic, while significantly over-delivering versus targets, and acquisitions of HK Anderson business and Truco Holdco Inc.
•Mr. Devore received a 185% score for his individual objectives, with performance highlights including strong financial management, enhancing organizational talent, successful transition of Utz as a public company following the Business Combination, as well as successful integrations of Tim’s Cascade and Snyder of Berlin teams into Utz, among others.
•Mr. Schreiber received a 150% score for his individual objectives, with performance highlights including record company sales in fiscal 2020, as well as strengthening the sales and marketing team which we believe will produce future growth of our business, among others.
Based upon the Company score and the individual scores, the 2020 ABP Awards were calculated as follows:

Named Executive Officer	Base Salary		Target %	Adjusted EBITDA Score	Net Sales Score	IPS	2020 Annual Bonus
Dylan B. Lissette	$1,295,844	(1)	100%	200%	200%	165%	$2,500,979
Cary Devore	500,000		75%	200%	200%	185%	738,750
Mark Schreiber	414,105		60%	200%	200%	150%	472,080
(1)Reflects actual base salary paid to Mr. Lissette during fiscal 2020, based on an annualized salary of $1,500,000 prior to the consummation of the Business Combination and $750,000 following the consummation of the Business Combination.
Annual bonuses for 2020 were approved by the Committee and paid to the participants on March 18, 2021.

Long-Term Incentives
2020 Omnibus Equity Incentive Plan
In connection with the consummation of the Business Combination, we adopted, with stockholder approval, the Utz Brand Inc. 2020 Omnibus Equity Incentive Plan, so that we can provide our named executive officers and other key employees with equity-based long-term incentives. The equity awards are also subject to service conditions, which are more fully described below, that are meant to serve as a retention tool.
2020 Awards
On August 29, 2020, we granted nonqualified stock options, and on November 2, 2020 we granted performance share units, to Messrs. Lissette, Devore, and Schreiber (along with other members of our management team) under the 2020 Omnibus Equity Incentive Plan.

Stock Options

We grant stock options because we believe that they provide executives with a strong incentive to continue employment with us and focus on creating long-term shareholder value. The ultimate value received by option holders is directly tied to increases in our stock price, and the stock options serve to link the interests of management and stockholders and to motivate executives to make decisions that will increase the long-term total return to our stockholders. The number of options awarded to each executive is based on an award value that is fixed at the date of grant.
On August 29, 2020, the Compensation Committee granted nonqualified stock options to purchase shares of our Class A Common Stock at a per share exercise price of $16.34 to the following executives in the following amounts:

Named Executive Officer	Number of Shares of Class A Common Stock Subject to Option
Dylan B. Lissette	149,204
Cary Devore	37,301
Mark Schreiber	30,893
Performance Share Units

Our performance share units provide the participant with the opportunity to earn shares of our Class A Common Stock if we achieve certain thresholds with respect to relative total shareholder return. The performance share units granted on November 2, 2020 consist of two performance periods, each with respect to 50% of the target shares subject to the performance share unit. The first performance period is from August 31, 2020 through December 31, 2022 and the second performance period is from August 31, 2020 to December 31, 2023. The number of shares subject to the performance share units that vest and are settled at the end of each performance period is based on the Company's cumulative total shareholder return relative to the total shareholder returns of members of a performance peer group.
The Compensation Committee approved a performance peer group as a means of establishing performance targets for the 2020 grants of our performance share units. At the end of the performance period, the Company's total shareholder return position will be ranked relative to the total shareholder returns of each member of the performance peer group. Our performance is measured against the companies in the performance peer group that remain within the performance peer group for the entire performance period. The companies in the performance peer group consist of the same fourteen other consumer products companies in out peer group for overall compensation purposes, nearly all of which are focused on food and beverage in North America. The companies in the performance peer group for the performance period noted above are:

B&G Foods, Inc.	Lancaster Colony Corporation
BellRing Brands, Inc.	Lassonde Industries Inc.
Calavo Growers, Inc.	National Beverage Corp
Flowers Foods, Inc.	Prestige Consumer Healthcare Inc.
Hostess Brands, Inc.	The Hain Celestial Group, Inc.
J & J Snack Foods Corp.	The Simply Good Foods Company
John B. Sanfilippo & Sons, Inc.	Tootsie Roll Industries, Inc.
The total number of performance share units that vest is based on the ranking of our total shareholder return relative to the total shareholder return of each of our peer companies, and ranges from a 200% payout for ranking in the 90th percentile or above, to 100% payout for ranking at the 50th percentile, 50% payout for ranking at the 30th percentile, and 0% payout for ranking below the 30th percentile, with percentiles interpolated between these payouts.
Performance share units that become vested also entitle the holder to be credited with dividend equivalent payments in cash, with such dividend equivalents payable when, and to the extent, the performance share units are settled (or such accrued dividend equivalents will be forfeited to the extent the performance share units are forfeited).
On November 2, 2020, the Board granted performance shares to the following executives in the following amounts, and such amounts assume that 50th percentile level of performance is achieved (with the actual number of shares to be earned based on the performance criteria described above):

Named Executive Officer	Number of Shares of Class A Common Stock Subject to Performance Share Units at 50th Percentile Level of Performance
Dylan B. Lissette	49,735
Cary Devore	12,434
Mark Schreiber	10,298
2020 Long-Term Incentive Plan ("2020 LTIP")

Prior to the Business Combination, UQF maintained a 2018 Long-Term Incentive Plan (the “2018 LTIP”). In connection with the Business Combination, each participant in the 2018 LTIP was offered the opportunity to, and ultimately elected to, convert his or her 2018 LTIP awards into restricted stock units issued under the 2020 LTIP (the “2020 LTIP RSUs”).

2018 LTIP:

The 2018 LTIP was intended to reward participants based on appreciation in the equity values of our business through the issuance of Phantom Units to participants. The Phantom Units represent an award of an unfunded, unsecured promise by us to pay to each participant a value equal to one ten thousandth of (x) the fair market value of the equity interests of our business plus $300,000,000, less (y) a specified hurdle value determined by the administrator of the 2018 LTIP, subject to certain automatic adjustments. The value represented by the portion of each Phantom Unit that has become vested under each Phantom Unit award will be paid no later than 30 days following a distribution event, which occurs upon the earlier of a change in control of Utz Quality Foods or December 31, 2021. The consummation of the Business Combination was not a change in control of Utz Quality Food under the 2018 LTIP.

Prior to the conversion of the Phantom Units into 2020 LTIP RSUs (as described further below), each award of Phantom Units granted to the named executive officers vested 20% on December 31 of each calendar year and becomes fully vested on December 31, 2021, provided that any participant in the 2018 LTIP will forfeit the vested and unvested portion of his or her Phantom Unit award upon his or her termination by us for cause (as defined in the 2018 LTIP) or voluntarily by the participant without our consent other than for good reason (as defined in the 2018 LTIP), or violation of certain restrictive covenants by the participant as set forth more fully in the 2018 LTIP. If a change in control of Utz Quality Foods were to occur prior to December 31, 2021, and either (i) the participant is an employee as of the date of such change in control or (ii) the participant was an employee within 180 days prior to the date of such change in control and the participant’s employment was terminated for any reason before the date of such change in control, other than termination by us for cause or voluntary termination by the participant without our written consent other than for good reason, then such participant’s Phantom Units would have become 100% vested.
The value, if any, that would have been required to be paid by us following a distribution event would have been paid in cash or, in the event the distribution event was a change in control and a portion of the consideration paid pursuant to such change in control is stock listed on a public securities exchange, we would have been entitled to elect to pay a proportionate percentage of the aggregate consideration that is paid for a Phantom Unit in the form of such stock. Pursuant to an amendment to and restatement of the 2018 LTIP into the 2020 Long-Term Incentive Plan (the “2020 LTIP”) that became effective upon the consummation of the Business Combination, the value, if any, to be paid by us following a distribution event, may be paid in the form of cash, publicly traded stock that is listed on a securities exchange, or partly in cash and partly in publicly traded stock that is listed on a securities exchange.
2020 LTIP RSUs:

In connection with the Business Combination, each participant in the 2018 LTIP was offered the opportunity to, and ultimately elected to, convert his or her Phantom Units into 2020 LTIP RSUs. Participants in the 2018 LTIP who elected to convert their Phantom Units into restricted stock units under the 2020 LTIP will also have their restricted stock units vested in full, provided that any participant in the 2020 LTIP will forfeit the vested and unvested portion of his or her 2020 LTIP RSUs upon his or her termination by us for cause or voluntary termination by the participant without our consent other than for good reason, or violation of certain restrictive covenants by the participant. The conversion of the 2018 LTIP Phantom Units was accounted for as a modification under ASC 718. The 2020 LTIP RSUs are equity-classified due to settlement being in shares.

The following table describes outstanding 2020 LTIP RSUs issued to our named executive officers during fiscal year 2020 and outstanding as of January 3, 2021, the last day of fiscal year 2020. The first column reflects the conversion of Phantom Units that were outstanding as of December 29, 2019, the last day of fiscal year 2019, into 2020 LTIP RSUs at the consummation of the Business Combination. Each of these 2020 LTIP RSUs awarded to our named executive officers provides for the payment of an additional amount equal to the difference between the amount of local, state and federal taxes with respect to the named executive officer’s receipt of a payment in connection with the 2020 LTIP RSUs and the amount to which the named executive officer would have been paid if the 2020 LTIP RSUs received long-term capital gains treatment rather than ordinary income tax treatment. The second column reflects additional Phantom Units issued during fiscal year 2020, which were converted into 2020 LTIP RSUs upon the consummation of the Business Combination. Such 2020 LTIP RSUs do not provide any additional payment with respect to tax incurred by the participant.

Named Executive Officer	Number of Shares of Class A Common Stock Subject to 2020 LTIP RSUs from Conversion of Phantom Units Outstanding as of December 29, 2019	Number of Shares of Class A Common Stock Subject to 2020 LTIP RSUs from Conversion of Phantom Units Issued During Fiscal Year 2020	Total
Dylan B. Lissette	119,454	―	119,454
Cary Devore	119,454	14,557	134,011
Mark Schreiber	119,454	―	119,454

2021 Employee Stock Purchase Plan
On December 10, 2020, our Board adopted the Utz Brands, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), subject to approval by our stockholders. A description of the ESPP will be included under Proposal No. 2 in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders for the approval of the ESPP.
Covenants and Clawback
Each of the executives who is granted an option or a performance share unit is subject to restrictive covenants related to non-competition and non-solicitation for six months following any termination of employment (or, if longer, the period in respect of which the executive receives severance benefits) and covenants for an indefinite period of time covering confidentiality and non-disparagement. Under the award agreements, if the Compensation Committee determines in good faith that the participant has breached or threatened to breach any restrictive covenant, the participant will be required to pay us an amount equal to the proceeds received upon the sale or disposition of the equity award and any shares issued in respect thereof.
Employment Arrangements
Except as described below, we have not entered into employment offer letters or employment agreements with our named executive officers. Except as described below and “— Severance, Change of Control and Other Programs — Utz Brands, Inc. Change in Control Severance Benefit Plan,” each of the named executive officers is employed on an at-will basis. The summaries below are qualified in their entirety by reference to the actual text of the applicable offer letter, which are filed as exhibits to our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.
Dylan Lissette Offer Letter
Upon the consummation of the Business Combination, Mr. Lissette accepted an offer letter to serve as our Chief Executive Officer (the “Lissette Offer Letter”). Following the Closing of the Business Combination, Mr. Lissette’s service to us commenced on an at-will basis, subject to the terms and conditions set forth in the Lissette Offer Letter. Mr. Lissette’s initial base salary following the Business Combination is $750,000 and subject to annual review by the Compensation Committee. Mr. Lissette is also eligible to participate in our ABP, subject to the terms and conditions approved by the Compensation Committee. The target bonus is 100% of Mr. Lissette’s annual base salary, with a maximum bonus equal to 200% of his annual base salary. Mr. Lissette is also eligible to participate in the 2020 Omnibus Equity Incentive Plan. Mr. Lissette’s initial grant under the 2020 Omnibus Equity Incentive Plan consisted of a stock option to purchase up to 149,204 shares of Class A Common Stock and performance share units, which settle into 49,735 shares of Class A Common Stock at 50th percentile performance. See “―Long Term Incentives―2020 Omnibus Equity Incentive Plan”. In addition, Mr. Lissette is eligible to participate in the Utz Brands, Inc. Change in Control Severance Benefit Plan, which provides for severance in connection with certain qualifying terminations, including qualifying terminations in connection with a change in control, as described in greater detail under “— Severance, Change of Control and Other Termination-Related Programs — Utz Brands, Inc. Change in Control Severance Benefit Plan.” Mr. Lissette is also able to participate in other Utz benefit programs consistent with other associates.
Mark Schreiber Offer Letter
Pursuant to an offer letter, effective April 12, 2017, Mr. Schreiber joined Utz Quality Foods as Chief Customer Officer. Mr. Schreiber became the Executive Vice President & Chief Customer Officer, Sales and Marketing in October 2020. Mr. Schreiber’s offer letter sets forth the principal terms and conditions of his employment, including his initial annual base salary of $375,000 for the period beginning on his hire date. Mr. Schreiber’s offer letter also provides for a one-time signing bonus of $250,000, reimbursement of reasonable relocation expenses up to $130,000, and eligibility to participate in our annual bonus program. Mr. Schreiber’s offer letter also provides that he is eligible to participate in the 2018 LTIP. See “―Long Term Incentives―2020 Long-Term Incentive Plan” for a description of awards initially granted under the 2018 LTIP. Mr. Schreiber is also eligible to receive severance in certain circumstances. See “— Severance, Change of Control and Other Programs — Utz Brands, Inc. Change in Control Severance Benefit Plan.” We also permit Mr. Schreiber to participate in the Utz Quality Foods, LLC Profit Sharing/401(k) Plan ― see “— Severance, Change of Control and Other Programs — Profit Sharing/401(k) Plan” ― under which we match 20% of Mr. Schreiber’s salary deferrals up to a limit of 6% of his wages and may make discretionary profit sharing contributions.

Deferred Compensation Plan
We maintain a non-qualified deferred compensation plan, the Utz Quality Foods, Inc. Nonqualified Deferred Compensation Plan, which became effective January 1, 2008, and amends and restates a prior plan, which became effective March 24, 1998. The plan permits each associate selected by us to participate in the plan to defer from base salary up to the lesser of $999,999 or 50% of the participant's base salary, and the full annual bonus, if any, paid to such associate. We may, in our sole discretion, make contributions to a participant’s deferred compensation account. We have not made any such contributions under the plan. In addition, we may make contributions to the plan to the extent contributions to our profit sharing/ 401(k) plan exceed the limits set forth in Section 401(a)(17) of the Internal Revenue Code, see “— Severance, Change of Control and Other Programs — Profit Sharing/401(k) Plan.” During fiscal year 2020, we did not make any excess contributions to the plan for our named executive officers. Amounts contributed to the plan by either the participant or us are fully vested at the time of contribution. The contributed amounts are held in a grantor trust by us and invested pursuant to instruction by the participants. Except in connection with an unforeseeable emergency, death, disability, or if we decide to distribute all amounts credited to a participant’s account in connection with a change in control, the amounts credited to such participant’s account will not be distributed until either a date specified by the participant or the participant’s separation from service from our company. Distributions from the participant’s account may be made either in a lump sum or monthly payments over a period that may be between one year and five years.
Severance, Change of Control and Other Programs
Profit Sharing/401(k) Plan
We maintain a contributory 401(k) retirement plan, the Utz Quality Foods, LLC Profit Sharing/401(k) Plan, which was amended and restated October 16, 2019. The plan covers most of our employees, including our named executive officers. Eligible employees may contribute up to 50% of their salary to the plan, subject to limitations under applicable federal tax laws. In fiscal year 2020, the plan provided for matching contributions of up to 20% of deferrals made by most participants, not to exceed 6% of the participant’s wages. The matching contribution formula is applied on a payroll-to-payroll basis. In addition, we may make discretionary, or profit sharing, contributions to the plan. The aggregate contributions, both matching contributions and discretionary contributions in 2020 were $7.8 million, of which $1.6 million represented matching contributions and $6.2 million represented discretionary contributions.
Change in Control, Severance and Retirement Benefits
Our severance plans provide benefits in the form of a temporary source of income in the event an executive officer is involuntarily separated from service. We believe our severance benefits are generally consistent with competitor companies of comparable size and provide a bridge of pay and benefits to assist displaced executives in finding future employment. The summary of the plans described below are qualified in their entirety by reference to the actual text of the plans, which are filed as exhibits to our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.
Utz Brands, Inc. Executive Severance Benefit Plan
Upon the consummation of the Business Combination, we implemented the Utz Brands, Inc. Executive Severance Benefit Plan. Under the plan, we provide severance benefits to our Executive Leadership Team (generally, consisting of each of our Executive Officers ― see “Executive Officers of Utz Brands, Inc.” ― in this instance, other than the Chief Executive Officer) and each member of the Executive Officer Team with the title of Senior Vice President. Subject to the execution and non-revocation of a release and non-competition agreement by an eligible employee, upon a qualifying termination and satisfaction of each of the other conditions set forth in the plan, (x) an eligible employee who is a member of the Executive Leadership Team will receive in equal installments 100% of his or her annual base salary in the form of payroll continuation payments beginning on the first day of the payroll period immediately following both the termination date and the date on which the release and non-competition agreement becomes effective and non-revocable (the “Payment Commencement Date”) and ending on the one-year anniversary of the Payment Commencement Date, and (y) an eligible employee who is a member of the Executive Officer Team with a title of Senior Vice President will receive in equal installments 50% of his or her annual base salary in the form of payroll continuation payments beginning on the Payment Commencement Date and ending on the six-month anniversary of the Payment Commencement Date or the termination date.

In addition, if an eligible employee experiences a termination qualifying under the plan and on the termination date was eligible to earn a performance based annual cash bonus in respect of the fiscal year in which the termination date occurs, the eligible employee will receive a payment equal to the annual bonus, calculated based on actual performance during the applicable performance period as though the eligible employee continued in our employment. Such payment will be prorated based on the number of days during the applicable performance period that the eligible employee was employed by us, and paid at the time that annual bonuses are paid to our active employees. Eligible employees will also receive outplacement services during the severance period and are permitted to continue certain health and welfare benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for up to 18 months following the termination date.
Only members of our Executive Leadership Team who terminate their employment with good reason or any eligible employee whose employment is terminated by us or our affiliates (other than for cause and other than during an eligible employee’s disability) will receive severance under the plan, unless the eligible employee is offered comparable employment by us or any of our affiliates.
In the event that an eligible employee becomes entitled to receive or receives any payments, options, awards or benefits under the plan or any other plan, agreement, or arrangement with us, or with any person whose actions result in a change in control or an affiliate of such person that may separately or in the aggregate constitute a “parachute payment” within the meaning of Section 280G of the Code and it is determined that, but for the terms of the plan, any of the payments will be subject to an excise tax pursuant to Section 4999 of the Code, we will pay to the eligible employee either (i) the full amount of the payment or (ii) an amount equal to the payments reduced by the minimum amount necessary to prevent any portion of the payments from being an “excess parachute payment,” which ever of the foregoing amounts results in the receipt by the eligible employee, on an after-tax basis, of the greatest amount of payment, notwithstanding that all or some portion of the payments may be subject to the excise tax.
Utz Brands, Inc. Change in Control Severance Benefit Plan
Upon the consummation of the Business Combination, we implemented the Utz Brands, Inc. Change In Control Severance Plan. Under the plan, we will provide severance benefits to the Chief Executive Officer and each other member of our Executive Leadership Team and other executives selected on an individual basis. Subject to the execution and non-revocation of a release and non-competition agreement by an eligible employee upon a termination of employment of an eligible employee (a) either (i) by us (other than for cause and other than during an eligible employee’s disability), (ii) by such eligible employee for good reason, in each case within the 90 days prior or two years following a change in control, or (b) at the request of an acquirer or potential acquirer in connection with, or prior to, a change in control (a “Change in Control Termination”), provided, that, any termination of the employment of such eligible employee will not be considered a Change in Control Termination if the eligible employee is offered comparable employment by us or any of our affiliates, and satisfaction of each of the other conditions set forth in the plan, (x) the Chief Executive Officer will receive in equal installments 200% of the sum of his or her annual base salary and target annual cash bonus in the form of payroll continuation payments, beginning on the Payment Commencement Date and ending on the two-year anniversary of the Payment Commencement Date, and (y) an eligible employee who is a member of the Executive Leadership Team will receive in equal installments 150% of the sum of his or her annual base salary and target annual cash bonus in the form of payroll continuation payments beginning on the Payment Commencement Date and ending on the 18-month anniversary of the Payment Commencement Date. Other participants, if any, will receive such amounts as determined by the Compensation Committee. In addition, in the event the Chief Executive Officer experiences a good reason termination or experiences a termination of employment by us other than for cause and other than during the Chief Executive Officer’s disability, that is not a Change in Control Termination (a “Chief Executive Officer Non-Change in Control Termination”), then beginning on the Payment Commencement Date and ending on the last day of the 18-month anniversary of the Payment Commencement Date, the Chief Executive Officer will be entitled to receive in equal installments 150% of his or her annual base salary in the form of payroll continuation payments.

In addition, if an eligible employee experiences a Change in Control Termination or Chief Executive Officer Non-Change in Control Termination and on the termination date was eligible to earn a performance based annual cash bonus in respect of the fiscal year in which the termination date occurs, the eligible employee will receive a payment equal to the annual bonus, calculated based on actual performance during the applicable performance period as though the eligible employee continued in our employment. Such payment will be prorated based on the number of days during the applicable performance period that the eligible employee was employed by us, and paid at the time that annual bonuses are paid to our active employees. Upon a Change in Control Termination or Chief Executive Officer Non-Change in Control Termination, eligible employees will also receive outplacement services during the severance period and continuation of welfare benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for up to 18 months following the termination date.
In the event that an eligible employee becomes entitled to receive or receives any payments, options, awards or benefits under the plan or any other plan, agreement, or arrangement with us, or with any person whose actions result in a change in control or an affiliate of such person that may separately or in the aggregate constitute a “parachute payment” within the meaning of Section 280G of the Code and it is determined that, but for the terms of the plan , any of the payments will be subject to an excise tax pursuant to Section 4999 of the Code, we will pay to the eligible employee either (i) the full amount of the payment or (ii) an amount equal to the payments reduced by the minimum amount necessary to prevent any portion of the payments from being an “excess parachute payment,” which ever of the foregoing amounts results in the receipt by the eligible employee, on an after-tax basis, of the greatest amount of payment, notwithstanding that all or some portion of the payments may be subject to the excise tax.
Restrictions on Short Sales or Speculative Transactions by All Directors and Employees.
Our Board believes that it is undesirable for our directors, officers and employees to engage in hedging or speculative transactions that may put the personal gain of the insider in conflict with the best interests of the Company and our securityholders or otherwise give the appearance of impropriety. Therefore, our directors, officers, and employees and our affiliates, whether or not in possession of material non-public information, are generally prohibited from: (i) selling our securities that are of the same class during the six months following the purchase (or vice versa), (ii) selling our securities “short” (i.e., selling stock that is not owned and borrowing the shares to make delivery), (iii) transacting in put options, call options or other derivative securities, on an exchange or in any other organized market, (iv) engaging in hedging or monetization transactions, such as the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds, (v) certain other transactions set forth in our Insider Trading Policy.

Summary Compensation Table
The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to our named executive officers for all services rendered in all capacities to the Company, or any of our subsidiaries, for the last two completed fiscal years.

Name and Principal Position	Fiscal Year	Salary		Bonus(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
Dylan B. Lissette Chief Executive Officer	2020	$1,295,844	(5)	$365	$2,999,856	$2,383,056	$16,620	$6,695,741
	2019	1,512,469	(5)	625,030	—	—	98,844	2,236,343
Cary Devore Executive Vice President, Chief Financial Officer	2020	501,923		365	1,528,959	738,750	11,400	2,781,397
	2019	387,366		481,610	843,955	—	33,673	1,746,604
Mark Schreiber Executive Vice President, Chief Customer Officer, Sales & Marketing	2020	421,597		365	1,193,247	472,079	19,361	2,106,649
(1)In accordance with the SEC’s rules, the amount disclosed reflects bonus compensation earned with respect to such fiscal year, whether or not actually paid in such fiscal year. The bonus amount listed in the bonus column for fiscal year 2020 with respect to each named executive officer reflects an broad-based bonus paid to our employees episodically across fiscal year 2020. The bonus amount listed in the bonus column for fiscal year 2019 with respect to each named executive officer includes (i) a bonus paid in the discretion of our management team in recognition of the named executive officer’s contribution to several company factors, including our annual Adjusted EBITDA, Adjusted Net Sales, and acquisition and integration efforts, and personal performance factors, including leadership, strategic planning, execution and contribution to financial goals, and (ii) a discretionary bonus paid to each such named executive officer in recognition of consummating the acquisition of each of Kennedy and Kitchen Cooked.
(2)Amounts set forth in this column represent the aggregate grant date fair value of equity awards granted to each named executive officer, in accordance with Accounting Standards Codification Topic No. 718. For fiscal year 2020, such amounts also include the stock-based compensation modification expense associated with the conversion of the Phantom Units under the 2018 LTIP into 2020 LTIP RSUs. For a discussion of the assumptions made in such valuation of the equity awards reported in this column with respect to fiscal year 2020, see Note 1. "Operations and Summary of Significant Accounting Policies" to our audited financial statements for the fiscal year ended January 3, 2021, included in our Annual Report on Form 10-K. The assumptions used in calculating the aggregate grant date fair value of the equity awards reported in this column with respect to fiscal year 2019 are set forth under the heading “ — Valuation of Phantom Units.” For details regarding the vesting conditions of these equity awards, see the “― Outstanding Equity Awards at Fiscal Year-End” table below.
(3)Represents annual performance-based cash incentives. For a discussion of the determination of these amounts, please see the section below entitled “— Annual Cash Incentive Award Program (“Annual Bonus Plan” or “'ABP”).”

(4)The amounts listed under “All other Compensation” column for fiscal 2020 include: (i) matching contributions by us under the Utz Quality Foods, LLC Profit Sharing/401(k) Plan and (iii) other perquisites and personal benefits and details about these amounts are set forth in the table below:

Name	Contributions under Profit Sharing/401(k) Plan ($)(a)	Other ($)	Total ($)
Dylan B. Lissette	$15,292	$1,328(b)	$16,620
Cary Devore	11,400	0	11,400
Mark Schreiber	15302	4,059(c)	19,361

(a) Amounts listed in this column reflect matching contributions by us under the Utz Quality Foods, LLC Profit Sharing/401(k) Plan.

(b) Goods or services provided to the named executive officers are perquisites or personal benefits only if they confer a personal benefit on the executive; however, goods or services that are directly and integrally related to the executive’s job duties, or are offered generally to all employees, or for which the executive fully reimburses Utz, are not perquisites or personal benefits. Generally it has been our historical practice that goods or services that provide personal benefit that are not directly and integrally related to the executive’s job duties, and not offered generally to all employees, have been fully reimbursed to us by the executive. If they exist, perquisites and other personal benefits are reported at Utz’s aggregate incremental cost. Oxford Hill, LLC, an entity controlled by Michael W. Rice, a member of the Company Board, and owns an aircraft. In fiscal 2020, occasionally Mr. Lissette and guests were permitted to use for non-business travel aircraft leased by us from Oxford Hill. Such use was subject to availability and Mr. Lissette reimbursing us for the aggregate incremental cost of such flights. Nevertheless on such occasions, Mr. Lissette was imputed income for such use at the rates applicable under the standard industry fare level (“SIFL”) rules for any such fringe-benefit flights of $1,328. We do not provide tax gross-ups for such imputed income. Except for imputed income under SIFL rules, Mr. Lissette fully reimbursed us for personal use of any aircraft leased by us.

(c) Mr. Schreiber was subject to income recognition for personal use of a company automobile.

(5)Reflects (a) annual base salary of $1,500,000 through the Closing Date of the Business Combination and an annual base salary of $750,000 following the Closing Date of the Business Combination, and (b) aggregate cash fees of $2,400 and $4,800 per annum paid by us prior to the Business Combination to each member of the Boards of Managers of the Continuing Members as total combined fees for service on both boards of managers during fiscal years 2020 and 2019, respectively.

Valuation of Phantom Units
In the absence of a public trading market for our securities prior to the consummation of the Business Combination, the administrator of the 2018 LTIP determined the estimated fair value of the equity-based compensation awards at the date of grant based upon several factors, including its consideration of input from management and contemporaneous third-party valuations.
The assumptions we used in the valuation models are highly complex and subjective. We base our assumptions on future expectations combined with management judgment and considered numerous objective and subjective factors to determine the fair value of the Phantom Units as of the grant date including, but not limited to, the following factors:
•Lack of marketability;
•Our actual operating and financial performance;
•Current business conditions and projections;
•The U.S. capital market conditions; and
•Likelihood of achieving a liquidity event, such as the Business Combination, given prevailing market conditions.

The valuation of the equity-based compensation awards involved a two-step process. First, we determined our business enterprise value using a total enterprise value based on the income approach, specifically a discounted cash flow, or DCF, analysis, and two variations of the market approach, specifically the guideline publicly traded company method and the merged and acquired company method. The values determined by the income and the market approaches were comparable and were accorded weights of 45%, 45% and 10%, respectively. Second, the business total equity value was allocated among the securities that comprised our capital structure using the Option-Pricing Method, or “OPM”. See below for a description of the valuation and allocation methods.
The DCF analysis required the development of forecasted future cash flows, including our sales, expenses, depreciation, capital expenditure and working capital needs. Since prior to the Closing of the Business Combination we did not pay corporate level income tax, we valued the business from an exit perspective of a market participant and applied a 30.0% effective cash tax rate in the analysis. The discrete forecast period analyzed extends to the point at which we will be expected to have an annual long-term growth rate of 2.0%, roughly commensurate with analyst U.S. gross domestic product growth expectations. We computed the debt-free cash flow for each projected fiscal year by adjusting the projected financial information for depreciation, capital expenditures and incremental working capital. The projected cash flows of the discrete forecast period are discounted to a present value employing a discount rate that properly accounts for the estimated market weighted average cost of capital. Finally, an assumption is made regarding the sustainable long-term rate of growth beyond the discrete forecast period, and a residual value is estimated and discounted to a present value. The sum of the present value of the discrete cash flows and the residual, or “terminal” value represents the estimated fair value of our total enterprise value. This value is then adjusted for non-operational assets, liabilities and interest bearing debt to conclude our total equity value.
The financial forecasts prepared took into account our past results and expected future financial performance. There is inherent uncertainty in these estimates as the assumptions used are highly subjective and may change as a result of new operating data and economic and other conditions that may impact our business.
Once our total equity value is estimated, it is then allocated among our various classes of securities to arrive at the fair value of the awards. For this allocation, the OPM was used for all grants of Phantom Units. The OPM entails allocating the total equity value to the various equity classes based upon their respective claims on a series of call options with strike prices at various value levels depending upon the rights and preferences of each class. A Black-Scholes option pricing model is employed to value the call options.
The following table summarizes the key assumptions used in the OPM allocation as of December 29, 2019:

Assumptions:
Time to liquidity event	2 years
Volatility	35.00%
Risk-free rate	1.60%
Dividend yield	0.00%
Lack of marketability discount	10.00%
The expected term of two years represents management’s expected time to a liquidity event as of the valuation date. The volatility assumption is based on the estimated stock price volatility of a peer group of comparable public companies over a similar term. The risk-free rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term. As of December 29, 2019, we used an expected dividend yield of zero, as we did not plan to pay cash dividends with respect to the Phantom Units in the foreseeable future.
The value derived from the OPM model was reduced by a 10.00% lack of marketability discount in the determination of fair values of the awards at the grant date. A discount for lack of marketability was applied to reflect the increased risk arising from the inability to readily sell the equity awards.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information regarding outstanding awards made to our named executive officers as of our most recent fiscal year end.

Name	Option Awards
	Grant Date for Options	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($/Share)	Option Expiration Date
Dylan B. Lissette	8/29/2020(1)	―	149,204	―	$16.34	8/28/2030
Cary Devore	8/29/2020(1)	―	37,301	―	16.34	8/28/2030
Mark Schreiber	8/29/2020(1)	―	30,893	―	16.34	8/28/2030

Name	Stock Awards
	Number of shares or units of stock that have not vested (#)(2)	Market value of shares of units of stock that have not vested ($)(3)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(4)	Equity Incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(3)
Dylan B. Lissette	119,454	$2,635,155	49,735	$1,097,154
Cary Devore	134,011	2,956,283	12,434	274,294
Mark Schreiber	119,454	2,635,155	10,298	227,174
(1)The shares of Class A Common Stock subject to the stock options granted on August 29, 2020 vest and become exercisable under the following schedule: 50% of the shares subject to the stock option vest and become exercisable on December 31, 2022 and 50% of the shares subject to the stock option vest and become exercisable on December 31, 2023, subject to the participant’s continuous employment through such dates and subject to certain conditions as detailed in our 2020 Omnibus Equity Incentive Plan.
(2)Each 2020 LTIP RSU granted to the named executive officers will be forfeited upon his or her termination by us for cause or voluntarily by the participant without our consent other than for good reason, or violation of certain restrictive covenants by the participant. If a change in control of Utz Quality Foods under the terms of the 2020 LTIP occurs prior to December 31, 2021, the 2020 LTIP RSUs will become 100% vested, subject to forfeiture as described above.
(3)Market value is based upon the closing market price of our Class A Common Stock on December 31, 2020, the last trading day prior to the last day of fiscal year 2020.
(4)Reflects performance share units granted on November 2, 2020 Our performance share units provide the participant with the opportunity to earn shares of our Class A Common Stock if we achieve certain thresholds with respect to relative total shareholder return. The performance share units granted on November 2, 2020 consist of two performance periods, each with respect to 50% of the target shares subject to the performance share unit. The first performance period is from August 31, 2020 through December 31, 2022 and the second performance period is from August 31, 2020 to December 31, 2023. See “Compensation Discussion and Analysis (Narrative to the Summary Compensation Table—Long-Term Incentives—2020 Omnibus Equity Incentive Plan—Performance Share Units” for further information.
Director Compensation in Fiscal 2020
In fiscal year 2020, we adopted a new board of directors compensation program which is designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of our securities to further align their interests with those of our stockholders. The new program provides the following compensation for non-employee directors:
•An annual cash retainer of  $75,000;

•An annual cash retainer of  $40,000 for the chair of the Audit Committee, $15,000 for the chair of the Compensation Committee and $10,000 for the chair of the Nominating and Corporate Governance Committee; and
•An equity retainer with a value of  $125,000 upon such director’s election to office, payable in the form of restricted stock units, granted in connection with each annual meeting of stockholders that vests on the earlier of the one-year anniversary of the grant and the next annual meeting of stockholders.
All cash retainers will be payable quarterly in arrears.
For 2020 and 2021, Messrs. Deromedi and Giordano have agreed to waive their director compensation with respect to their service as non-employee directors. As our employees, Messrs. Rice and Lissette will not be eligible for such retainer and other compensation paid to non-employee directors so long as they remain employed by us.
The table below sets forth information regarding director compensation for the fiscal year ended January 3, 2021.

Name	Fees earned or paid in cash ($)		Stock awards ($)(1)	All other compensation ($)	Total ($)
Roger K. Deromedi	$—		$—	$—	$—
Michael W. Rice	206,246	(2)	—	13,137	219,383
John W. Altmeyer	29,247	(3)	86,000	—	115,247
Timothy P. Brown	28,206		86,000	—	114,206
Christina Choi	25,806		86,000	—	111,806
Antonio F. Fernandez	25,806		86,000	—	111,806
Jason K. Giordano	—		—	—	—
B. John Lindeman	25,806		86,000	—	111,806
Craig D. Steeneck	39,570		86,000	—	125,570
(1)Amounts set forth in this column represent the aggregate grant date fair value of equity awards granted to each director, in accordance with Accounting Standards Codification Topic No. 718. For a discussion of the assumptions made in such valuation of the equity awards reported in this column with respect to fiscal year 2020, see Note 1. "Operations and Summary of Significant Accounting Policies" to our audited financial statements for the fiscal year ended January 3, 2021, included in our Annual Report on Form 10-K.

(2)Mr. Rice received an annual salary of $203,846 for his service as Executive Chairman and special advisor to Utz during the period before the Closing Date of the Business Combination, and as Chairman Emeritus and Special Advisor of the Company following the Closing Date of the Business Combination.. In connection with the Business Combination, Mr. Rice retired as Executive Chairman and became a member of the Company Board, Chairman Emeritus and Special Advisor. In addition, during fiscal 2020, Mr. Rice received a $2,400 fee in connection with his services as a manager of the Continuing Members. Goods or services provided to Mr. Rice are perquisites or personal benefits only if they confer a personal benefit on him; however, goods or services that are directly and integrally related to his job duties, or are offered generally to all employees, or for which Mr. Rice fully reimburses us, are not perquisites or personal benefits. Generally it has been our historical practice that goods or services that provide personal benefit that are not directly and integrally related to Mr. Rice’s job duties, and not offered generally to all employees, have been fully reimbursed to us by him or entities he controls. If they exist, perquisites and other personal benefits are reported at our aggregate incremental cost. Oxford Hill, LLC, an entity controlled by Mr. Rice, owns certain aircraft. In fiscal 2020, occasionally Mr. Rice and guests were permitted to use for non-business travel aircrafts leased by us from Oxford Hill. Such use was subject to availability and Mr. Rice reimbursing us for the aggregate incremental cost of such flights. Nevertheless on such occasions, Mr. Rice was imputed income for such use subject to income at the SIFL rates for any such fringe-benefit flights of $4,492. In addition we made profit sharing contributions of $8,645 to the Utz Quality Foods, LLC Profit Sharing/401(k) Plan on behalf of Mr. Rice. We do not provide tax gross-ups for such imputed income. Except for imputed income under SIFL rules, Mr. Rice fully reimbursed us for personal use of any aircraft leased by us. After the Business Combination, Mr. Lissette and Mr. Rice no longer use the aircraft for personal use through the Company.
(3)Includes a $2,400, total combined director fee paid to Mr. Brown in connection with his services on both boards of managers of the Continuing Members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Table

The following table sets forth certain information regarding the beneficial ownership of our Class A Common Stock and our Class V Common Stock as of March 15, 2021. See “Related Party Transactions — Post-Business Combination Arrangements — Exchange Agreement” elsewhere in this proxy statement for further information on our Class V Common Stock.

The information is provided with respect to (1) each person who is known by us to own beneficially more than 5% of the outstanding shares of any class of our Common Stock, (2) each of our named executive officers and directors and (3) all of our executive officers and directors, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including any additional securities obtainable within 60 days through the exercise of options, warrants or other purchase rights.

The beneficial ownership of shares of our Common Stock is based on the following outstanding shares as of March 15, 2021: (i) an aggregate of 76,481,833 shares of Class A Common Stock and (ii) 60,349,000 shares of our Class V Common Stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. No director or executive officer has pledged any of the shares or units disclosed below. Unless otherwise noted, the business address of each of the following entities or individuals is 900 High Street, Hanover, PA 17331.

Name	Class A Common Stock	% of Class A Common Stock	Class V Common Stock(1)	% of Class V Common Stock	% of Total Voting Power(2)
Directors and Named Executive Officers
John Altmeyer(3)	20,703	*	―	―	*
Timothy P. Brown(4)	15,703	*	―	―	*
Christina Choi(5)	5,703	*	―	―	*
Roger K. Deromedi(6)	7,003,666	8.88%	―	―	5.03%
Antonio F. Fernandez(7)	184,036	*	―	―	*
Jason K. Giordano(8)	5,602,934	7.15%	―	―	4.04%
B. John Lindeman(9)	11,283	*	―	―	*
Dylan B. Lissette(10)	900,000	1.18%	―	―	*
Michael W. Rice	―	*	―	―	*
Craig D. Steeneck(11)	258,203	*	―	―	*
Cary Devore	―	*	―	―	*
Mark Schreiber	―	*	―	―	*
All Directors and Executive Officers as a Group (17 persons)(12)	14,003,731	17.32%	―	―	9.92%
5% owners
CC Collier Holdings, LLC(13)	8,404,400	10.59%	―	―	8.08%
Morgan Stanley(14)	4,284,777	5.60%	―	―	3.13%
T. Rowe Price Associates, Inc.(15)	8,042,340	10.52%	―	―	5.88%
Neuberger Berman Group, LLC(16)	4,891,714	6.40%	―	―	3.58%
Series R of UM Partners, LLC(17)	―	―	9,052,350	15%	6.62%
Series U of UM Partners, LLC(17)	―	―	51,296,650	85%	37.49%
The Vanguard Group(18)	4,077,104	5.33%	―	―	2.98%
* less than one percent.

(1) Class V Common Stock entitles the holder thereof to one vote per share. Subject to the terms of the Third Amended and Restated Limited Liability Company Agreement, the common units representing limited liability company interests of UBH following the Business Combination (the “Common Company Units”), together with an equal number of shares of Class V Common Stock, are exchangeable for shares of Class A Common Stock on a one-for-one basis.
(2) Represents percentage of voting power of the holders of our Class A Common Stock and Class V Common Stock voting together as a single class.
(3) Represents 15,000 shares of Class A Common Stock and 5,703 shares of Class A Common Stock issuable upon settlement of restricted stock units that vest within 60 days of March 15, 2021.
(4) Represents 10,000 shares of Class A Common Stock and 5,703 shares of Class A Common Stock issuable upon settlement of restricted stock units that vest within 60 days of March 15, 2021.
(5) Represents 5,703 shares of Class A Common Stock issuable upon settlement of restricted stock units that vest within 60 days of March 15, 2021.
(6) Represents (i) 4,243,666 shares of Class A Common Stock and 2,400,000 shares of Class A Common Stock issuable up exercise of Private Placement Warrants (as defined below) held by the Roger K. Deromedi Revocable Trust Dated 2/11/2000 Amended and Restated 11/9/2011 (the “Revocable Trust”) and (ii) 360,000 shares of Class A Common Stock held by the Roger K. Deromedi Irrevocable Generation Skipping Trust dated October 1, 2020, Sandra E. Deromedi, Trustee, FBO Sandra E. Deromedi (the “Irrevocable Trust”). Mr. Deromedi is the trustee of the Revocable Trust and has voting and dispositive power of the securities held by such entity and Mr. Deromedi’s spouse is the trustee of the Irrevocable Trust and has voting and dispositive power of the securities held by such entity. Accordingly, Mr. Deromedi may be deemed to have or share beneficial ownership of such securities.
(7) Represents 178,333 shares of Class A Common Stock and 5,703 shares of Class A Common Stock issuable upon settlement of restricted stock units that vest within 60 days of March 15, 2021.
(8) Represents 3,682,934 shares of Class A Common Stock (including 766,067 shares of Class A Common Stock held jointly with his spouse) and 1,920,000 shares of Class A Common Stock issuable upon exercise of Private Placement Warrants. Does not include any indirect interest in securities held by CC Collier Holdings, LLC.
(9) Represents 5,580 shares of Class A Common Stock and 5,703 shares of Class A Common Stock issuable upon settlement of restricted stock units that vest within 60 days of March 15, 2021.
(10) Represents 900,000 shares of Class A Common Stock held by The Rice Family Foundation, a 501(c)(3) nonprofit organization, of which Stacie R. Lissette is the Trustee. Stacie R. Lissette is the spouse of the Mr. Lissette, and is the daughter of Michael W. Rice, a member of the Company Board. The business address of the Rice Family Foundation is P.O. Box 229, Hanover, PA 17331.

(11) Represents 252,500 shares of Class A Common Stock and 5,703 shares of Class A Common Stock issuable upon settlement of restricted stock units that vest within 60 days of March 15, 2021.
(12) Represents 8,749,513 shares of Class A Common Stock, 4,320,000 shares of Class A Common Stock subject to Private Placement Warrants and 34,218 shares of Class A Common Stock issuable upon settlement of restricted stock units that vest within 60 days of March 15, 2021.
(13) Represents shares of Class A Common Stock held by CC Collier Holdings, LLC. CC Collier Holdings, LLC is the record holder of such securities. Chinh E. Chu has sole voting and investment discretion with respect to the securities held of record by CC Collier Holdings, LLC. Mr. Chu, disclaims beneficial ownership over any securities owned by CC Collier Holdings, LLC other than to the extent of any pecuniary interest he may have therein, directly or indirectly. Mr. Chu served as a member of the Board of Directors of Collier Creek until the closing of the Business Combination. The business address of CC Collier Holdings, LLC is 200 Park Avenue, 58th Floor, New York, New York 10166.
(14) Represents shares of Class A Common Stock beneficially held by Morgan Stanley, on behalf of itself and certain of its affiliates (collectively, “Morgan Stanley”), based solely on the Schedule 13G filed by Morgan Stanley with the SEC on February 12, 2021, indicating that Morgan Stanley had sole voting power with respect to no shares of Class A Common Stock, shared voting power with respect to 4,284,777 shares of Class A Common Stock, sole dispositive power with respect to no shares of Class A Common Stock, and shared dispositive power with respect to 4,284,777 shares of Class A Common Stock as of December 31, 2020 . The business address of Morgan Stanley is 1585 Broadway, New York, NY 10036.

(15) Represents shares of Class A Common Stock beneficially held by T. Rowe Price Associates, Inc. (“Price Associates”), based solely on the Schedule 13G filed by Price Associates with the SEC on February 16, 2021, indicating that Price Associates had sole voting power with respect to 1,857,819 shares of Class A Common Stock, shared voting power with respect to no shares of Class A Common Stock, sole dispositive power with respect to 8,042,340 shares of Class A Common Stock, and shared dispositive power with respect to no shares of Class A Common Stock as of December 31, 2020 . The business address of Price Associates is 100 E. Pratt Street, Baltimore, MD 21202.
(16) Represents shares of Class A Common Stock beneficially owned by Neuberger Berman Group LLC, on behalf of itself and certain of its affiliates (collectively, “Neuberger Berman”), based solely on the Schedule 13G filed by Neuberger Berman with the SEC on February 11, 2021, indicating that Neuberger Berger had sole voting power with respect to no shares of Class A Common Stock, shared voting power with respect to 4,845,699 shares of Class A Common Stock, sole dispositive power with respect to no shares of Class A Common Stock, and shared dispositive power with respect to 4,891,714 shares of Class A Common Stock as of December 31, 2020. The business address of Neuberger Berman is 1290 Avenue of the Americas, New York, NY 10104.
(17) Represents shares of Class A Common Stock issuable upon the conversion of certain Common Company Units retained by the Continuing Members at the closing of the Business Combination and the surrender and cancellation of a corresponding number of shares of Class V Common Stock. UM Partners, LLC is a series LLC, consisting of two separate protected series, each of which has separate members, managers, ownership interests, assets, debts, liabilities, obligations and expenses. The boards of managers of each of Series U of UM Partners LLC and Series R of UM Partners LLC consist of five members and act by majority approval. Each of the members of the boards of managers of Series U of UM Partners LLC and Series R of UM Partners LLC disclaims beneficial ownership of any of our shares of Class V Common Stock, other than to the extent of any pecuniary interest he or she may have therein, directly or indirectly.
(18) Represents shares of Class A Common Stock beneficially owned by The Vanguard Group, Inc., on behalf of itself and certain of its affiliates (collectively, “Vanguard”), based solely on the Schedule 13G filed by Vanguard with the SEC on February 10, 2021, indicating that Vanguard had sole voting power with respect to no shares of Class A Common Stock, shared voting power with respect to 22,338 shares of Class A Common Stock, sole dispositive power with respect to 4,018,934 shares of Class A Common Stock, and shared dispositive power with respect to 58,170 shares of Class A Common Stock as of December 31, 2020. The business address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

Change in Control

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

Other information required by this Item 12 is included under the heading “Executive and Director Compensation ― Securities Authorized for Issuance Under Equity Compensation Plans” in our 2021 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Utz Related Person Transactions

Sageworth Holdings LLC Transaction Advisory Services

On November 22, 2019, UQF entered into a letter agreement with Sageworth Holdings, which was modified by the parties on May 29, 2020, for certain advisory services related to the Business Combination. Timothy P. Brown, a member of our Board of Directors and member of the Boards of Managers of the Continuing Members, is the Founder and Chief Executive Officer of Sageworth Holdings. Under the engagement letter, Sageworth Holdings advised UBH with respect to the structure, financial terms and negotiations of the Business Combination. Pursuant to the engagement letter, upon the Closing of the Business Combination, UBH paid Sageworth Holdings a cash transaction fee equal to $5,000,000 (excluding reimbursement for certain expenses incurred on behalf of UQF). Upon the Closing of the Business Combination, the engagement letter terminated by its terms.

Sageworth Trust Company Profit Sharing/401(k) Plan Advisory Services

On January 1, 2011, Utz Quality Foods, Inc. entered into an engagement letter with Sageworth Trust Company (“Sageworth Trust”) for fiduciary services in connection with the Utz Quality Foods, Inc. Profit Sharing/401(k) Plan (the “Profit Sharing Plan”). Timothy P. Brown is the Founder and Chief Executive Officer of Sageworth Trust. Sageworth Trust provides plan design, investment and similar services under the engagement letter. On July 31, 2019, Utz Quality Foods and Sageworth Trust entered into a new engagement letter (“Current Engagement Letter”), which became effective October 1, 2019 and replaced a January 1, 2011 engagement letter. Under the Current Engagement Letter, the services provided by Sageworth Trust to the Profit Sharing Plan and its sponsor remained substantially the same as under the 2011 engagement letter. Under the Current Engagement Letter, UBH is required to pay Sageworth Trust $35,000 each calendar quarter during the term, plus out-of-pocket expenses. The term of the Current Engagement Letter continues until terminated at will by either party. In connection with the services provided by Sageworth Trust with respect to the Profit Sharing Plan during fiscal years 2017, 2018 and 2019, Utz paid Sageworth Trust $126,961, $148,920, and $148,260, respectively. Fees for fiscal year 2020 under the Current Engagement Letter were equal to $161,000, which includes out-of-pocket expenses.

CCH Related Party Transactions

Class B Ordinary Shares

On May 2, 2018, CCH issued 2,875,000 Class B Ordinary Shares to the Sponsor in exchange for a capital contribution of $25,000. On September 7, 2018, CCH effected a share capitalization resulting in the Sponsor holding an aggregate of 10,937,500 Class B Ordinary Shares. On September 10, 2018, the Sponsor transferred 45,000, 45,000, 52,500 and 52,500 Class B Ordinary Shares to each of its independent directors, Antonio F. Fernandez, Matthew M. Mannelly, William D. Toler and Craig D. Steeneck, respectively. On October 4, 2018, CCH effected a share capitalization resulting in an aggregate of 12,375,000 Class B Ordinary Shares. On October 10, 2018, the underwriters partially exercised the over-allotment option, and an aggregate of 500,000 Class B Ordinary Shares were subsequently surrendered to CCH by the Sponsor for no consideration on October 19, 2018. Of the 11,875,000 shares outstanding as of immediately prior to the Closing of the Business Combination, the Sponsor owned an aggregate of 11,680,000 Class B Ordinary Shares and the independent directors owned an aggregate of 195,000 Class B Ordinary Shares.

Upon the Closing of the Business Combination, the Class B Ordinary Shares automatically converted into shares of Class A Common Stock on a one-for-one basis, after giving effect to the conversion of Class B Common Stock upon the Closing of the Business Combination. Such shares of Class A Common Stock are subject to the Related Agreements. See “— Post-Business Combination Arrangements — Investor Rights Agreement”).

Private Placement

Simultaneously with the closing of the initial public offering of CCH (the “IPO”), CCH consummated the private placement of 7,200,000 Private Placement Warrants, at a price of $1.50 per warrant to the Sponsor, generating gross proceeds of $10.8 million. Each Private Placement Warrant is exercisable for one share of Class A Common Stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were added to the proceeds from the IPO to be held in the trust account of CCH (the “Trust Account”). The Private Placement Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Administrative Service Fee

CCH agreed, commencing on the effective date of the IPO through the earlier of CCH’s consummation of a business combination and its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. CCH recorded $120,000 in general and administrative expenses in connection with this administrative services agreement during the year ended December 31, 2019. As of December 31, 2019, CCH had accrued approximately $147,000 for services in connection with such agreement.

Forward Purchase Agreements

On September 7, 2018, CCH entered into forward purchase agreements with the Sponsor and CCH’s independent directors which provide for the purchase of an aggregate of 3,500,000 Class A Ordinary Shares (the “Forward Purchase Shares”), plus an aggregate of 1,166,666 Forward Purchase Warrants, redeemable to purchase one Class A Ordinary Share at $11.50 per share, for an aggregate purchase price of  $35,000,000, or $10.00 per Class A Ordinary Share, in a private placement to close concurrently with the closing of the initial business combination. The Forward Purchase Warrants had the same terms as the warrants sold by CCH in the IPO. In connection with the Closing of the Business Combination, the Forward Purchase Shares and Forward Purchase Warrants were issued. The proceeds from the sale of forward purchase securities were used as part of the consideration to the Continuing Members in the Business Combination.

Registration Rights

Prior to the Closing of the Business Combination, the holders of the Class B Ordinary Shares of CCH and Private Placement Warrants (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants) were entitled to registration rights pursuant to the Registration Rights Agreement, dated as of October 4, 2018, by and among CCH, the Sponsor and CCH’s independent directors (the “Original Registration Rights Agreement”). The holders of these securities were entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination. We were required to bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the Forward Purchase Agreements, CCH agreed to use its commercially reasonable best efforts (i) to file within 30 days after the closing of a business combination a registration statement with the SEC for a secondary offering of the Forward Purchase Shares and the Forward Purchase Warrants (and underlying Class A Ordinary Shares), (ii) to cause such registration statement to be declared effective promptly thereafter and (iii) to maintain the effectiveness of such registration statement until the earliest of  (a) the date on which the Sponsor and all of the independent directors or their respective assignees cease to hold the securities covered thereby and (b) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act. In addition, the Forward Purchase Agreements provide these holders will have certain “piggy-back” registration rights to include their securities in other registration statements filed by CCH.

In connection with the Business Combination, the Original Registration Rights Agreement terminated upon the execution of the Investor Rights Agreement. (See the section entitled “Post-Business Combination Arrangements — Related Agreements — Investor Rights Agreement — Registration Rights”).

Post-Business Combination Arrangements

Third Amended and Restated Limited Liability Company Agreement

On the Closing Date, the existing second amended and restated limited liability company agreement of UBH was further amended and restated in its entirety to become the Third Amended and Restated Limited Liability Company Agreement.

Rights of the Units

Following the Closing, the Common Company Units are entitled to share in the profits and losses of UBH and to receive distributions as and if declared by our managing member and have no voting rights.

The Third Amended and Restated Limited Liability Company Agreement contains provisions which require that a one-to-one ratio is maintained between interests held by us in UBH and our Common Stock outstanding, subject to certain exceptions (including in respect of management equity which has not been settled in our Common Stock). In addition, the Third Amended and Restated Limited Liability Company Agreement permits us, in our capacity as the managing member, to take actions to maintain such ratio, including in connection with stock splits, combinations, recapitalizations and exercises of the Continuing Members’ exchange rights (described below).

We, as the managing member of UBH, have the authority to create new equity interests in UBH, and establish the rights and privileges of such interests.

Management

We, as the managing member of UBH following the Closing, have the sole authority to manage the business and affairs of UBH in accordance with the Third Amended and Restated Limited Liability Company Agreement or applicable law. The business, property and affairs of UBH is managed solely by the managing member, and the managing member cannot be removed or replaced except by the incumbent managing member.

Distributions

Immediately following the Closing, our Board of Directors adopted a distribution policy in respect of UBH, pursuant to which we, as the managing member of UBH, will declare quarterly ordinary distributions and tax distributions, out of available cash, available borrowings and other funds legally available therefor, unless prohibited by applicable law and subject to applicable restrictions in UBH’s bank financing agreements. The Third Amended and Restated Limited Liability Company Agreement provides for quarterly ordinary distributions as well as quarterly tax distributions, in each case payable in accordance with the Third Amended and Restated Limited Liability Company Agreement and UBH’s distribution policy, to the holders of Common Company Units on a pro rata basis based upon, with respect to tax distributions, an agreed-upon formula related to the taxable income of UBH allocable to holders of Common Company Units. Generally, these tax distributions will be computed based on our estimate of the taxable income of UBH allocable to each holder of Common Company Units (based on certain assumptions) multiplied by an assumed tax rate equal to the highest effective marginal combined United States federal, state and local income tax rate applicable to an individual resident in Pennsylvania or a U.S. corporation (whichever is higher), taking into account all jurisdictions in which we are required to file income tax returns and the relevant apportionment information and the character of UBH’s income, subject to various adjustments. Distributions, including tax distributions, will be made to holders of Common Company Units on a pro rata basis.

Upon the liquidation or winding up of UBH, all net proceeds thereof will be distributed one hundred percent (100%) to the holders of Common Company Units on a pro rata basis.

Transfer Restrictions

The Third Amended and Restated Limited Liability Company Agreement contains restrictions on transfers of units and requires the prior consent of the managing member for such transfers, except, in each case, for (i) certain transfers to permitted transferees under certain conditions and (ii) exchanges of Common Company Units for Class A Common Stock.
Exchange of Common Company Units for Class A Common Stock

The Continuing Members will, up to twice per calendar quarter in the aggregate, be able to exchange all or any portion of their Common Company Units, together with the cancellation of an equal number of shares of Class V Common Stock, for a number of shares of Class A Common Stock equal to the number of exchanged Common Company Units by delivering a written notice to UBH, with a copy to us; provided that no holder of Common Company Units may exchange less than 100,000 Common Company Units in any single exchange unless exchanging all of the Common Company Units held by such holder at such time, subject in each case to the limitations and requirements set forth in the Third Amended and Restated Limited Liability Company Agreement regarding such exchanges. Notwithstanding the foregoing, we may, at our sole discretion, in lieu of delivering shares of Class A Common Stock for any Common Company Units surrendered for exchange, pay an amount in cash per Common Company Unit equal to the 5-day volume weighted average price (“VWAP”) of the Class A Common Stock ending on the day immediately prior to the date of the giving of the written notice of the exchange.

Exchange Ratio

For each Common Company Unit exchanged, one share of Class V Common Stock will be canceled and one share of Class A Common Stock will be issued to the exchanging member (unless we elect to pay an amount in cash in lieu thereof as described above). The exchange ratio will be adjusted for any subdivision (split, unit distribution, reclassification, reorganization, recapitalization or otherwise) or combination (by reverse unit split, reclassification, reorganization, recapitalization or otherwise) of the Common Company Units that is not accompanied by an identical subdivision or combination of the Class A Common Stock or, by any such subdivision or combination of the Class A Common Stock that is not accompanied by an identical subdivision or combination of the Common Company Units. If the Class A Common Stock is converted or changed into another security, securities or other property, on any subsequent exchange an exchanging Common Company Unit holder will be entitled to receive such security, securities or other property.

Restrictions on Exchange

We may limit the rights of holders of Common Company Units to exchange their Common Company Units under the Third Amended and Restated Limited Liability Company Agreement if we determine in good faith that such restrictions are necessary so that UBH will not be classified as a “publicly traded partnership” under applicable tax laws and regulations.

Expenses

UBH will reimburse all of our expenses in connection with our ownership and management of UBH and its business (other than certain expenses, such as income taxes and payment obligations under the TRA.

Tax Receivable Agreement

On the Closing Date, the existing second amended and restated limited liability company agreement of UBH was further amended and restated in its entirety to become the Third Amended and Restated Limited Liability Company Agreement.

On the Closing Date, we entered into the TRA with the Continuing Members. Pursuant to the TRA, are required to pay to the Continuing Members or exchanging holders of Common Company Units, as applicable, 85% of the tax savings that we realize as a result of increases in tax basis in UBH’s assets as a result of the sale of Common Company Units for the cash consideration paid to the Continuing Members at the Closing, the purchase and redemption of the common units and preferred units in the Continuing Members and the future exchange of the Common Company Units for shares of Class A Common Stock (or cash) pursuant to the Third Amended and Restated Limited Liability Company Agreement and certain other tax attributes of UBH and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. The term of the TRA will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the TRA for an amount representing the present value of anticipated future tax benefits under the TRA or certain other acceleration rights occur.

Investor Rights Agreement

On the Closing Date, we entered into an Investor Rights Agreement with the Continuing Members, the Sponsor Parties and the Sponsor Representative.

Director Appointment

Under the Investor Rights Agreement, subject to certain step down provisions, the Continuing Members have the right to nominate five individuals for election to the Board of Directors (the “Continuing Member Nominees”) and the Sponsor or Sponsor Representative, as applicable, has the right to nominate five Sponsor Nominees to be board members. The five Continuing Members Nominees and the five Sponsor Nominees comprise our Board of Directors appointed in connection with the domestication of CCH. Two Continuing Member Nominees and one Sponsor Nominee were nominated as Class I Directors with terms ending at our 2021 Annual Meeting; one Continuing Member Nominee and two Sponsor Nominees were nominated as Class II Directors with terms ending at our 2022 Annual Meeting; and two Continuing Member Nominees and two Sponsor Nominees were nominated as Class III Directors with terms ending at our 2023 Annual Meeting.

Voting

Under the Investor Rights Agreement, the Sponsor and the Continuing Member have agreed to vote all of their respective shares of Class A Common Stock and Class V Common Stock, as applicable, in favor of the nominees of each of the Continuing Members and the Sponsor or the Sponsor Representative, as applicable

Certain Consent Rights

For so long as the Continuing Members (together with their permitted transferees) hold economic interests in UBH and the Company (without duplication) representing more than 50% of the economic interests held by the Continuing Members immediately after the Closing (subject to certain restrictions), the Continuing Members have a consent right over (i) any direct or indirect sale (including by way of merger, consolidation, transfer, sale or other business combination) of greater than 50% of our property, assets or voting securities or greater than 50% of the property, assets or voting securities of UBH or Utz Quality Foods, (ii) any liquidation or dissolution of the Company, UBH or Utz Quality Foods, (iii) modifications to our charter or bylaws that materially and adversely impact the Continuing Members in their capacity as our stockholders or equityholders of UBH, (iv) moving the Company or any of its consolidated subsidiaries’ headquarters from Hanover, PA, or (v) changing the name of the Company or any of its consolidated subsidiaries.

Registration Rights

The Investor Rights Agreement terminated the Original Registration Rights Agreement that was entered into by CCH, the Sponsor and certain independent directors of CCH on October 4, 2018 in connection with the IPO.

Under the Investor Rights Agreement, the Continuing Members and the Sponsor (or its successors in interest, including acting through the Sponsor Representative) are entitled to make unlimited written demands for registration under the Securities Act of all or part of their shares of Class A Common Stock, so long as, in the case of an underwritten offering, such demand is for at least $10,000,000 in shares of Class A Common Stock (or $35,000,000 in shares of Class A Common Stock for a fully marketed offering). In addition, subject to certain exceptions, the Continuing Members and the Sponsor (or its successors in interest, including acting through the Sponsor Representative) will be entitled to request in writing that we register the resale of any or all of their Class A Common Stock on Form S-3 and any similar short-form registration that may be available at such time as a “shelf registration.” Subject to certain customary exceptions, if any time after the Closing, we propose to file a registration statement under the Securities Act with respect to our securities, we will give notice to the relevant security holders party to the Investor Rights Agreement as to the proposed filing and offer such security holders an opportunity to register the sale of such number of shares of Class A Common Stock as requested by such security holders in writing, subject to customary cutbacks in an underwritten offering. Any other of our security holders with piggyback registration rights may also participate in any such registrations, subject to customary cutbacks in an underwritten offering. We have customary rights to postpone any registration statements for certain events. If the registration is through an underwritten offering, certain of our security holders will agree to lockup restrictions on the same basis as our directors and executive officers.

Under the Investor Rights Agreement, we have agreed to indemnify the security holders and each underwriter and each of their respective controlling persons against any losses or damages resulting from any untrue statement or omission of a material fact in any registration statement or prospectus pursuant to which they sell shares of Class A Common Stock, unless such liability arose from their misstatement or omission, and the security holders have agreed to indemnify us and our officers and directors and controlling persons against all losses caused by their misstatements or omissions in those documents.

Information Access

Under the Investor Rights Agreement, we agree that directors may share any information concerning us and our subsidiaries received by the directors with the party that nominated such directors and such party’s designated representatives.

Termination

The director appointment and voting rights under the Investor Rights Agreement will terminate as to a party when such party (either the Continuing Members or the Sponsor and the Founder Holders, as a group), no longer has the right to appoint a director (which occurs when such group has less than 15% of the economic interests in the Company and UBH that it owned immediately after the Closing). The registration rights in the Investor Rights Agreement will terminate as to each holder of shares of our Common Stock when such holder ceases to hold any such Common Stock or securities exercisable or exchangeable for such Common Stock.

Standstill Agreement

On the Closing Date, we entered into the Standstill Agreement, dated August 28, 2020 (“Standstill Agreement”), with the Continuing Members, the Sponsor, the Founder Holders and certain related parties of the Continuing Members.

Under the Standstill Agreement, the Continuing Members and certain related parties of the Continuing Members agreed that until the third anniversary of the Closing Date, or August 28, 2023, that they shall not acquire or attempt to acquire any additional Common Stock in excess of 55.8% of the voting power of our Common Stock on a fully-diluted basis, subject to certain exceptions. Under such agreement, the Continuing Members, certain related parties of the Continuing Members, the Sponsor and the Founder Holders agreed that (i) until such parties are no longer able to designate a director to our Board of Directors pursuant to the Investor Rights Agreement, such parties shall not solicit proxies to vote or seek to advise or influence any person with respect to the voting of any of our securities in favor of electing any person as a director who is not nominated pursuant to the Investor Rights Agreement or by our Board of Directors or to approve stockholder proposals related thereto; and (ii) until the annual meeting of stockholders held by us after the third anniversary of the completion of the Business Combination, or August 28, 2023, such parties shall not take certain actions contrary to our governance structure other than in accordance with the Investor Rights Agreement.

Sponsor Side Letter Agreement

In connection with the execution of the Business Combination Agreement, the Sponsor, the Founder Holders, and CCH’s independent directors entered into the Sponsor Side Letter Agreement with CCH. Under the Sponsor Side Letter Agreement, 2,000,000 Class B Ordinary Shares of CCH held by the Sponsor and CCH’s independent directors were automatically converted into 1,000,000 shares of Series B-1 Common Stock and 1,000,000 shares of Series B-2 Common Stock, which, collectively, form our Class B Common Stock, and all such Class B Common Stock is referred to herein as the “Restricted Sponsor Shares.” Under the Sponsor Side Letter Agreement, the Restricted Sponsor Shares which are shares of Series B-1 Common Stock will automatically convert into shares of Class A Common Stock upon the vesting of the Restricted Company Units held by us which vest upon the achievement of at least a $12.50 3-day VWAP which dollar threshold will be decreased by the aggregate amount of dividends per share paid by us after the Closing (including any vesting of such units in connection with a qualifying change of control or liquidation) and the Restricted Sponsor Shares which are shares of Series B-2 Common Stock will automatically convert into shares of Class A Common Stock upon the vesting of the Restricted Company Units held by us which vest upon the achievement of at least a $15.00 3-day VWAP which dollar threshold will be decreased by the aggregate amount of dividends per share paid by us after the Closing (including any vesting of such units in connection with a qualifying change of control or liquidation). Upon conversion of the Restricted Sponsor Shares, the holder of each such Restricted Share will be entitled to receive a payment equal to the amount of dividends declared on a share of Class A Common Stock beginning at the Closing and ending on the day before the date such Restricted Sponsor Share converts into a share of Class A Common Stock. If any of the Restricted Sponsor Shares do not convert prior to the 10-year anniversary of the Closing Date, such Restricted Sponsor Shares will be canceled for no consideration, and will not be entitled to receive any catch-up payment in respect of such Restricted Sponsor Shares. Our Board of Directors determined that the vesting thresholds applicable to the Restricted Sponsor Shares had been satisfied as of Closing and, accordingly, all of the Restricted Sponsor Shares vested upon Closing and the same number of shares of Class A Common Stock were issued in lieu thereof.

Statement of Policy Regarding Transactions with Related Persons

Upon the Closing of the Business Combination, we adopted a formal written policy, which provides that our officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our capital stock, any member of the immediate family of any of the foregoing persons and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, are not permitted to enter into a related party transaction with us without the approval of our Audit Committee, subject to certain exceptions.

Indemnification of Directors and Officers

The Bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the DGCL. In addition, our charter provides that our directors will not be liable for monetary damages for breach of fiduciary duty to the fullest extent permitted by the DGCL.

There is no pending litigation or proceeding naming any of our directors or officers to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Item 14. Principal Accounting Fees and Services

Information required by this Item 14 is included under the heading “Auditor Fees” in our 2021 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

Part IV
Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of the report

1.Financial Statements

The following Consolidated Financial Statements of Utz Brands, Inc. and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this report.

Index to the Financial Statements	Page

Report of Independent Registered Public Accounting Firm	60

Consolidated Balance Sheets as of January 3, 2021 and December 29, 2019	61

Consolidated Statements of Operations And Comprehensive Income (Loss) for the periods ended January 3, 2021 and August 28, 2020 and the years ended December 29, 2019 and December 30, 2018	62

Consolidated Statements of Stockholders' Equity for the periods ended January 3, 2021 and August 28, 2020 and the years ended December 29, 2019 and December 30, 2018	63

Consolidated Statements of Cash Flows for the periods ended January 3, 2021 and August 28, 2020 and the years ended December 29, 2019 and December 30, 2018	64

Notes to Consolidated Financial Statements	65

2.     Financial Statement Schedules

All financial statement schedules have been omitted as the information is not required under the related instruction or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.

3.     Exhibits

The exhibits to this report are listed in the exhibit index below.

(b) Exhibits

The following exhibits are being filed herewith:

Exhibit
Number	Exhibit Description
2.1†
Business Combination Agreement, dated as of June 5, 2020, by and among Collier Creek Holdings, Series U of UM Partners, LLC, Series R of UM Partners, LLC and Utz Brands Holdings, LLC (incorporated by reference to Exhibit 2.1 of Collier Creek’s Form 8-K (File No. 001-38686), filed with the Commission on June 5, 2020.

2.2†
Stock Purchase Agreement by and among Truco Holdco, Inc., Truco Holdings LLC, Utz Quality Foods, LLC and Heron Holding Corporation , dated November 11, 2020 (incorporated by reference to Exhibit 2.1 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686) dated November 11, 2020 and filed with the Commission on November 12, 2020.

3.1
Certificate of Domestication of the Company (incorporated by reference to Exhibit 3.1 of Utz Brands, Inc.’s Current Report on Form 8-K dated August 28, 2020 (File No: 001-38686), filed with the Commission September 3, 2020).

3.2
Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of Utz Brands, Inc.’s Current Report on Form 8-K dated August 28, 2020 (File No: 001-38686), filed with the Commission September 3, 2020).

3.3
Bylaws of the Company (incorporated by reference to Exhibit 3.3 of Utz Brands, Inc.’s Current Report on Form 8-K dated August 28, 2020 (File No: 001-38686), filed with the Commission September 3, 2020).

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

4.3*	Description of Securities

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

10.17
Bridge Credit Agreement, entered into as of December 14, 2020, among Utz Quality Foods, LLC, Utz Brands Holdings, LLC, Bank of America, N.A., and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686) dated December 14, 2020 filed with the Commission on December 14, 2020.

10.18
Bridge Security Agreement, dated as of December 14, 2020, among Utz Quality Foods, LLC, Utz Brands Holdings, LLC, the other guarantors party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686) dated December 14, 2020 filed with the Commission on December 14, 2020.

10.19+*	Offer Letter, dated April 11, 2017, entered into by and between Utz Quality Foods, LLC and Mark Schreiber.
14
Code of Ethics (incorporated by reference to Exhibit 14.1 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686) dated August 28, 2020 and filed with the Commission on September 3, 2020)

21.1*	List of Subsidiaries
23.1*	Consent of Grant Thornton LLP, independent registered accounting firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith
+	Indicates a management or compensatory plan.
†	Schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 18, 2021 UTZ BRANDS, INC.

By:     /s/ Cary Devore
Name:     Cary Devore
Title: Executive Vice President, Chief Financial Officer

Each person whose individual signature appears below hereby authorizes and appoints Dylan B. Lissette and Cary Devore, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dylan B. Lissette	Director and Chief Executive Officer	March 18, 2021
Dylan B. Lissette	(Principal Executive Officer)	Date

/s/ Cary Devore	Executive Vice President, Chief Financial Officer	March 18, 2021
Cary Devore	(Principal Financial Officer)	Date

/s/ Eric J. Aumen	Vice President, Chief Accounting Officer	March 18, 2021
Eric J. Aumen	(Principal Accounting Officer)	Date

/s/ Roger K. Deromedi	Chairman; Director	March 18, 2021
Roger K. Deromedi		Date

/s/ Michael W. Rice	Director; Chairman Emeritus; Special Adviser	March 18, 2021
Michael W. Rice		Date

/s/ Craig D. Steeneck	Director; Chair, Audit Committee	March 18, 2021
Craig D. Steeneck		Date

/s/ John W. Altmeyer	Director; Chair, Nominating and Corporate Governance Committee	March 18, 2021
John W. Altmeyer		Date

/s/ Timothy P. Brown	Director	March 18, 2021
Timothy P. Brown		Date

/s/ Christina Choi	Director	March 18, 2021
Christine Choi		Date

/s/ Antonio F. Fernandez	Director	March 18, 2021
Antonio F. Fernandez		Date

/s/ Jason K. Giordano	Director; Chair, Compensation Committee	March 18, 2021
Jason K. Giordano		Date

/s/ B. John Lindeman	Director	March 18, 2021
B. John Lindeman		Date