Form 10-K/A
period 2021-01-03
Utz Brands, Inc.
filed 2021-05-13
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
1

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
At the Closing, the Company (i) acquired certain common and preferred interests of the Continuing Members from third party members, and the Continuing Members then redeemed such common and preferred interests for, and the Company received, an equivalent value of common limited liability company units of UBH (“Common Company Unit”), (ii) contributed cash in exchange for additional common limited liability company units of UBH, and (iii) purchased additional common limited liability company units and 100% of the managing interests of UBH from the Continuing Members. As part of the Business Combination, the Continuing Members (a) received certain cash considerations for the common limited liability company units that they sold to the Company, (b) received such number of shares of newly issued non-economic Class V Common Stock in the Company equal to the common limited liability company units that the Continuing Members retained in UBH, and a unit of limited liability company units of UBH and a share of Class V Common Stock are exchangeable for one share of Class A Common Stock of the Company, (c) were entitled to receive certain restricted common limited liability company units in UBH that would be vested under certain market conditions, which vested as of the Closing, and (d) entered into a Tax Receivable Agreement (“TRA”) that requires the Company to pay to the Continuing Members 85% of the applicable cash savings, if any, in U.S. federal and state income tax determined based on certain attributes as defined in the TRA.
Throughout this Annual Report on Form 10-K/A, unless otherwise noted “the Company”, “we”, “us”, “our”, “Successor”, “UBI” and “Utz” refer to Utz Brands, Inc. and its consolidated subsidiaries. The Predecessor refers to UBH the “Predecessor”, which closed the Business Combination with the Company on August 28, 2020.
2

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
3

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amended Annual Report”) amends the Annual Report on Form 10-K of Utz Brands, Inc. (the “Company”) for the year ended January 3, 2021 (the “Original Filing”), filed on March 18, 2021 with the Securities and Exchange Commission (the “SEC”). This Amended Annual Report restates the Company’s consolidated financial statements and related disclosures as of and for the year ended January 3, 2021, also amended was the Risk Factors, Management's Discussion and Analysis, and Controls and Procedures sections of this report. Refer to Note 1, “Operations and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements of this Amended Annual Report for additional information. The impact of such restatements is included herein. Refer to Note 1, “Operations and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements of this Amended Annual Report. The relevant unaudited interim financial information for each of the quarterly periods ended September 29, 2020 through January 3, 2021 are also restated, refer to Note 23. "Unaudited Quarterly Financial Data" of the Notes to Consolidated Financial Statements of this Amended Annual Report for the impact to those quarters.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). Specifically, the Staff Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement dependent upon the characteristics of the warrant holder, and because the identity of a holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. As a result of the Staff Statement, the Company reevaluated the accounting treatment of the warrants issued pursuant to those certain forward purchase agreements entered into by CCH, Collier Creek Partners LLC (the "Sponsor"), and the independent directors of CCH (the “Forward Purchase Warrants”), the public warrants that were initially sold by CCH in its initial public offering of securities (the “Public Warrants”) and the warrants initially sold to the Sponsor simultaneously with the closing of its initial public offering (the “Private Placement Warrants,” collectively, with the Public Warrants and Forward Purchase Warrants, the “Warrants”), which were previously recorded in equity in the Company’s consolidated balance sheet as a result of the Business Combination occurring on August 28, 2020. Because the Company’s Warrants contain provisions whereby the settlement varies depending upon the characteristics of the warrant holder, the Warrants should have been recorded at fair value as a liability in the Company’s consolidated balance sheet.

Accordingly, due to this restatement, the Warrants are now classified as a liability at fair value on the Company’s consolidated balance sheet at January 3, 2021, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statements of operations and comprehensive income (loss). The Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the Warrants recognized.

When presenting diluted earnings (loss) per share in the Company’s Form 10-K/A for the successor period ended January 3, 2021, the shares issuable under the Warrants were considered for inclusion in the diluted share count in accordance with U.S. generally accepted accounting principles. Since the shares issuable under the Warrants are issuable shares when exercised by the holders, they are included when computing diluted earnings (loss) per share to the extent such exercise is dilutive to EPS. Upon exercise, these shares are included in Class A Common Stock in the Company’s basic EPS share count from the date of issuance. Also, upon exercise, the liability would be extinguished and the fair value of the shares issued in settlement would be recorded as an increase in total stockholders' equity and a decrease in non-controlling interest.

The impact of these adjustments was an increase to net loss of $91.9 million for the successor period from August 29, 2020 through January 3, 2021, an increase to total liabilities of $137.6 million and a corresponding decrease to total equity of $137.6 million as of January 3, 2021. The restatement of the financial statements had no impact on the Company’s liquidity or cash, or cash equivalents, or cash flows from operating, investing and financing activities. See Note 1. to the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Amended Annual Report for additional information on the restatement and the related financial statement effects.

In light of the restatement discussed above, the Company has reassessed the effectiveness of its disclosure controls and procedures as of January 3, 2021, and has concluded that its disclosure controls and procedures controls were ineffective due to a material weakness described in Item 9A. “Controls and Procedures” of this Amended Annual Report.

4

This Amended Annual Report amends and restates the entire Original Filing, except with respect to Part III thereof. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Amended Annual Report currently dated certifications of the Company’s Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2, 32.1, and 32.2).

Except as discussed herein, the Company has not modified or updated disclosures presented in this Amended Annual Report from the Original Filing. Accordingly, the Amended Annual Report does not reflect events occurring after the Original Filing, or modify or update those disclosures affected by subsequent events. Information not affected by the restatement and revision are unchanged and reflect disclosures made at the time of the filing of the Original Filing. Accordingly, this Amended Annual Report should be read in conjunction with the Company’s other periodic reports made with the SEC subsequent to the filing of the Original Filing.

5

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the Company’s business. Specifically, forward-looking statements may include statements relating to:

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

These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K/A and the Company management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, the Company’s results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ are set forth under the heading “Risk Factor Summary” below and those described under Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K/A.

RISK FACTOR SUMMARY

The Company’s business involves significant risks and uncertainties that make an investment in it speculative and risky. The following is a summary list of the principal risk factors that could materially adversely affect the Company’s business, financial condition, liquidity and results of operations. These are not the only risks and uncertainties the Company faces, and you should carefully review and consider the full discussion of the Company’s risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K/A.

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
•The valuation of our Private Placement Warrants could increase the volatility in our net income (loss) in our consolidated statements of earnings (loss).
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
•Our Warrants are required to be accounted for as liabilities rather than as equity and such requirement resulted in a restatement of our previously issued financial statements.
•The restatement of our financial statements in May 2021 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

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

Recent Acquisitions

On November 2, 2020, we completed the acquisition of certain assets from subsidiaries of Conagra Brands, Inc. related to the H.K. Anderson business, a leading brand of peanut butter-filled pretzels for approximately $8 million. The transaction enables us to jump-start our entry into the growing filled pretzel segment, leveraging the synergies of our salty snack platform.
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

Manufacturing. We manufacture our products primarily through 14 company-operated manufacturing facilities across the United States. These include four legacy Utz facilities and ten facilities that were added over the last ten years from acquisitions (for more details see Item 2 “Properties” in this Annual Report on Form 10-K/A for more details). Our facilities had capacity to produce approximately 400 million pounds of salty snacks annually in 2020 based on management’s estimate of available capacity, excluding weekly sanitation, over a seven-day work schedule, providing us with significant available capacity to accommodate increased sales. We believe this available capacity across our manufacturing footprint will enable us to leverage existing fixed costs to generate higher margins on incremental organic sales or acquired brands as well as generate potential future cost savings through consolidating our manufacturing footprint. For example, in 2018 we consolidated production from our Denver, Colorado, manufacturing facility into our Goodyear, Arizona, facility, enabling us to realize cost savings and proceeds from the sale of the Colorado facility. Our manufacturing facilities are well-maintained, and we have a program to ensure appropriate maintenance capital expenditures are undertaken. We also utilize several co-manufacturers for certain products.

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

Available Information

Our website is www.utzsnacks.com. The information found on, or that can be accessed from or that is hyperlinked to, our website is not part of this Annual Report on Form 10-K/A. We file or furnish annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). You may obtain a copy of any of these reports, free of charge, from the Investors Relations section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site that also contains these reports at: www.sec.gov. In addition, copies of the Company's annual report will be made available, free of charge, on written request to the Company.

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties. You should carefully consider the following risks as well as the other information included in this Annual Report on Form 10-K/A. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or prospects. However, the selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results of operations or prospects. In such a case, the trading price of our securities could decline and you may lose all or part of your investment in us.

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

The valuation of our Private Placement Warrants could increase the volatility in our net income (loss) in our consolidated statements of earnings (loss).

The remeasurement of our Private Placement Warrants is the result of changes in stock price and Private Placement Warrants outstanding at each reporting period. The remeasurement of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding Private Placement Warrants issued in connection with the IPO of CCH. Significant changes in our stock price or number of Private Placement Warrants outstanding may adversely affect our net income (loss) in our consolidated statements of operations and comprehensive income (loss).

The grant of registration rights to certain of our stockholders and holders of our Warrants and the future exercise of such rights may adversely affect the market price of our Class A Common Stock.

The Investor Rights Agreement entered into between us, the Continuing Members, the Sponsor, the Founder Holders, the Sponsor Representative and certain independent directors of CCH, replacing the Original Registration Rights Agreement. Pursuant to the Investor Rights Agreement, the Continuing Members and the successors to the Sponsor, and, in each case, their permitted transferees have customary registration rights (including demand and piggy-back rights, subject to cooperation and cut-back provisions) with respect to (i) the Class A Common Stock (including the Class A Common Stock issued pursuant to the Third Amended and Restated Limited Liability Company Agreement upon exchange of the Common Company Units along with the surrender and cancellation of a corresponding number of shares of the Class V Common Stock for the Class A Common Stock), (ii) Private Placement Warrants and the Class A Common Stock issuable upon exercise of the Private Placement Warrants, and (iii) any of our Common Stock or common stock of any of our subsidiaries issued or issuable with respect to the securities referred to in clause (i) and (ii) above by way of dividend, distribution, split or combination of securities, or any recapitalization, merger, consolidation or other reorganization. Further, pursuant to the Forward Purchase Agreements, we agreed that we will use our reasonable best efforts (x) to file within 30 days after the closing of the Business Combination a registration statement with the SEC for a secondary offering of the shares issued pursuant to the Forward Purchase Agreements and the Forward Purchase Warrants (prior to their redemption) (and underlying Class A Common Stock), (y) to cause such registration statement to be declared effective promptly thereafter and (z) to maintain the effectiveness of such registration statement until the earlier of  (a) the date on which the successors to the Sponsor and all of the independent directors cease to hold the securities covered thereby, and (b) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act. In addition, the Forward Purchase Agreements provide these holders will have certain “piggy-back” registration rights to include their securities in other registration statements filed by us. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Common Stock.

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

As a privately held company, UBH was not subject to Section 404 of the Sarbanes-Oxley Act. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The development of the internal control system to achieve compliance with the Sarbanes-Oxley Act may impose obligations on us. We have identified a material weakness in our internal control over financial reporting, and if we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be seriously harmed.

Our Warrants are required to be accounted for as liabilities rather than as equity and such requirement resulted in a restatement of our previously issued financial statements.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). In the Staff Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our Warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our financial and legal advisors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value re-measurement. Therefore, we conducted a valuation of our Warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence.

Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or NYSE regarding our restated financial statements or matters relating thereto. Any future inquiries from the SEC or NYSE as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

The restatement of our financial statements in May 2021 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

As a result of the restatement of our financial statements, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the restatements, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties or shareholder litigation. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

Following the restatement of our historical financial statements, we account for our Warrants as a warrant liability recorded at fair value upon issuance with any changes in fair value each period reported in earnings based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A Common Stock.

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

See “Equity Compensation Plan Information” included in Section 12 of the Original Filing.

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

	Successor	Predecessor
(in thousands, except share data)	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	Year Ended December 29, 2019	Year Ended December 30, 2018
	(as restated)
Statement of operations:
Net Revenue	$325,648	$638,662	$768,228	$772,035
Gross Profit	105,671	227,067	253,798	266,705
Net (loss) income	(107,901)	3,420	(13,364)	(27,644)
Earnings per common share attributable to:
Basic and Diluted Class A share	$(1.64)
Balance sheet:
Total assets	$2,584,164	$791,236	$778,547	$640,670
Current and Non-current portion of term debt	778,469	637,105	640,125	646,392

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of this Annual Report on Form 10-K/A. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A “Risk Factors” of this Annual Report on Form 10-K/A.
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
Long-Term Demographics, Consumer Trends, and Demand – We participate in the attractive and growing $28 billion U.S. salty snacks category, within the broader $97 billion market for U.S. snack foods. The salty snacks category has grown retail sales at an approximately 5.6% compound annual growth rate (“CAGR”) over the last four years, including the increased in-home consumption of salty snacks due to the coronavirus (“COVID-19”) pandemic during 2020. During fiscal 2020, snacking occasions surged as consumers increasingly seek out convenient, delicious snacks for both on-the-go and at-home lifestyles. According to data from the Hartman Group, The Consumer Goods Forum, and IRI, approximately 50% of U.S. eating occasions are snacks, with 95% of the U.S. population snacking daily and the average American snacking 2.6 times per day based upon the latest available IRI data. Additionally, the salty snacks category has historically benefited from favorable competitive dynamics, including low private label penetration and category leaders competing primarily through marketing and innovation. We expect these consumer and category trends to continue to drive strong retail sales growth for salty snacks.
As a staple food product with resilient consumer demand and a predominantly domestic supply chain, the salty snack category is well positioned to navigate periods of economic disruption or other unforeseen global events. The U.S. salty snack category has demonstrated strong performance through economic downturns historically, growing at a 4% CAGR from 2007 to 2010 during the last recession. More recently, the U.S. salty snack category demonstrated strong performance during the COVID-19 pandemic which began in March 2020 in the U.S. For the 52 weeks ended December 27, 2020, U.S. retail sales for salty snacks based on IRI data increased by 9.1% versus the comparable prior year period while our retail sales increased by 15.1% in the same period.
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

Financing Costs – We regularly evaluate our variable and fixed-rate debt. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the combined fifty-three weeks period ended January 3, 2021 was 4.9%, down from 5.5% during the same timeframe in fiscal 2019. We have begun to use interest rate swaps to manage our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 8. "Long-Term Debt" and Note 9. "Derivative Financial Instruments and Purchase Commitments" to our audited consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K/A (our "Audited Financial Statements") for additional information on debt, derivative and purchase commitment activity.

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
On October 21, 2019, we closed on our acquisition of Kennedy Endeavors, LLC (“Kennedy”) from Conagra Brands Inc. Kennedy consists of Tim’s Cascade Snacks and Snyder of Berlin, which are snack food manufacturers. We acquired this business to expand our national footprint and our DSD snacks business as well as capture significant synergies. The acquisition provided us with the second largest DSD network for branded salty snacks in the Pacific Northwest, a leased, regional production facility outside of Seattle, Washington, and increased scale with retailers in the Western United States. We also acquired regional DSD routes and a production facility in Berlin, PA, which are highly complementary with our existing business in that region. Our Consolidated Statements of Operations and Comprehensive Income (Loss) include the operations of this business from October 21, 2019 through December 29 in 2019 and for all of fiscal year 2020.

On November 2, 2020, we completed the acquisition of certain assets from subsidiaries of Conagra Brands, Inc. related to the H.K. Anderson business, a leading brand of peanut butter-filled pretzels for approximately $8 million. The transaction enables us to jump-start our entry into the growing filled pretzel segment, leveraging the synergies of our salty snack platform.
On November 11, 2020 the Company caused its subsidiaries, UQF and Heron, to enter into a Stock Purchase Agreement among UQF, Heron, Truco Holdco Inc. (“Truco”) and Truco Holdings LLC ("Truco Seller"). On December 14, 2020, pursuant to the Stock Purchase Agreement, the Company caused its subsidiary, Heron, to purchase and acquire from Truco Holdings LLC all of the issued and outstanding shares of common stock of Truco (the “Truco Acquisition”). Upon completion of the Truco Acquisition, Truco became a wholly owned subsidiary of Heron. At the closing of the Truco Acquisition, the Company paid the aggregate cash purchase price of approximately $404.0 million to Truco Holdings LLC, including payments of approximately $3.0 million for cash on hand at Truco at the closing of the Truco Acquisition, less estimated working capital adjustments, subject to customary post-closing adjustments.

In addition, on December 14, 2020, UQF purchased and acquired from OTB Acquisition, LLC certain intellectual property (“OTB IP”) assets (“IP Purchase”) pursuant to an Asset Purchase Agreement, dated November 11, 2020, among UQF, Truco Seller and OTB Acquisition, LLC. The IP Purchase was determined to be an asset acquisition under the provisions of ASC Subtopic 805-50. The IP Purchase is accounted for separately from the Truco Acquisition, as Truco and the OTB IP were acquired from two different selling parties that were not under common control and the two acquisitions are separate transactions. The OTB IP was initially recognized and measured by the Company based on its purchase price of $79.0 million since it was acquired in asset purchase and is treated as an indefinite lived intangible asset.

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

	Successor	Predecessor	Non-GAAP Combined
(in thousands)	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	For the year ended January 3, 2021
	(as restated)		(as restated)
Net sales	$325,648	$638,662	$964,310

Cost of goods sold	219,977	411,595	631,572

Gross profit	105,671	227,067	332,738

Selling and administrative expenses
Selling	63,616	131,579	195,195
Administrative	43,871	64,050	107,921

Total selling and administrative expenses	107,487	195,629	303,116

Gain on sale of assets
Gain on disposal of property, plant and equipment	109	79	188
Gain on sale of routes, net	749	1,264	2,013

Total gain on sale of assets	858	1,343	2,201

(Loss) income from operations	(958)	32,781	31,823

Other (expense) income
Interest expense	(13,301)	(26,659)	(39,960)
Other (expense) income	(2,058)	1,271	(787)
Loss on remeasurement of warrant liabilities	(91,851)	—	(91,851)

Other (expense) income, net	(107,210)	(25,388)	(132,598)

(Loss) income before taxes	(108,168)	7,393	(100,775)

Income tax (benefit) expense	(267)	3,973	3,706

Net (loss) income	(107,901)	3,420	(104,481)

Net loss attributable to noncontrolling interest	7,971	—	7,971

Net (loss) income attributable to controlling interest	$(99,930)	$3,420	$(96,510)

	Non-GAAP Combined	Predecessor
(in thousands)	For the year ended January 3, 2021	For the year ended December 29, 2019	For the year ended December 30, 2018
	(as restated)
Net sales	$964,310	$768,228	$772,035

Cost of goods sold	631,572	514,430	505,330

Gross profit	332,738	253,798	266,705

Selling and administrative expenses
Selling	195,195	163,589	183,374
Administrative	107,921	64,723	68,018

Total selling and administrative expenses	303,116	228,312	251,392

Gain on sale of assets
Gain (loss) on disposal of property, plant and equipment	188	6,028	(2,312)
Gain on sale of routes, net	2,013	7,232	6,382

Total gain on sale of assets	2,201	13,260	4,070

Income from operations	31,823	38,746	19,383

Other (expense) income
Interest expense	(39,960)	(48,388)	(45,715)
Other (expense) income	(787)	(576)	607
Loss on remeasurement of warrant liabilities	(91,851)	—	—

Other (expense) income, net	(132,598)	(48,964)	(45,108)

Loss before taxes	(100,775)	(10,218)	(25,725)

Income tax expense	3,706	3,146	1,919

Net loss	(104,481)	(13,364)	(27,644)

Net loss (income) attributable to noncontrolling interest	7,971	(2,808)	(2,856)

Net loss attributable to controlling interest	$(96,510)	$(16,172)	$(30,500)
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
Other (expense) income, net
Other expense, net was $107.2 million for the Successor period, $25.4 million from December 30, 2019 through August 28, 2020, and $49.0 million for the year ended December 29, 2019. During the Successor period the Company recognized expense of $91.9 million due to the remeasurement of the warrant liability. The Warrants were not part of the Predecessor and therefore no such expense is shown in the Predecessor periods. In addition the Company incurred $2.5 million of expenses in connection with the repayment of the Senior Secured First Lien Note and incremental interest of $1.1 million and deferred financing fees that were expensed of $4.7 million related to the bridge loan in connection with the acquisition of Truco during the Successor period. Interest expense decreased $8.4 million for the combined year ended January 3, 2021, versus the fiscal year 2019. The lower interest expense was driven by a reduction in the comparative average LIBOR rate and payoff of the existing second lien term loan and subsequent origination of a new term loan with a lower fixed rate component in the fiscal fourth quarter of 2019, which favorably impacted the fiscal year 2020.

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
EBITDA, Adjusted EBITDA, and Further Adjusted EBITDA
We define EBITDA as Net Income before Interest, Income Taxes, and Depreciation and Amortization.
We define Adjusted EBITDA as EBITDA further adjusted to exclude certain non-cash items, such as accruals for long-term incentive programs, hedging and purchase commitments adjustments, remeasurement of warrant liabilities, and asset impairments; Acquisition and Integration Costs; Business Transformation Initiatives; and Financing-Related Costs.
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

The following tables provides a reconciliation from Net (Loss) Income to EBITDA and Adjusted EBITDA the fiscal periods ended January 3, 2021 and August 28, 2020, and years ended December 29, 2019 and December 30, 2018:

	Successor		Predecessor		Non-GAAP Combined	Predecessor
(dollars in millions)	From August 29, 2020 through January 3, 2021		From December 30, 2019 through August 28, 2020		For the year ended January 3, 2021	For the year ended December 29, 2019	For the year ended December 30, 2018
	(as restated)				(as restated)
Net (loss) income	$(107.9)		$3.4		$(104.5)	$(13.4)	$(27.6)
Plus non-GAAP adjustments:
Income Tax Expense					3.7	3.2	1.9
Depreciation and Amortization					50.5	29.3	30.4
Interest Expense, Net					40.0	48.3	45.7
Interest Income (IO loans)(1)					(2.4)	(3.4)	(2.6)
EBITDA					(12.7)	64.0	47.8
Certain Non-Cash Adjustments(2)					3.2	9.4	12.5
Acquisition and Integration(3)					40.0	3.3	11.3
Business Transformation Initiatives(4)					8.8	5.1	3.0
Financing-Related Costs(5)					2.7	4.7	0.9
Loss on Remeasurement of Warrant Liabilities(6)		253,798		266,705	91.9	—	—
Adjusted EBITDA					133.9	86.5	75.5
Adjusted EBITDA as a % of Net Sales					13.9%	11.3%	9.8%
Adjustment to remove 53rd week					(3.1)	—	—
Conagra DSD Snacks (Kennedy) Pre-Acquisition EBITDA(7)					—	9.9	—
Kitchen Cooked Pre-Acquisition Adjusted EBITDA(7)					—	0.5	—
HKA Pre-Acquisition Adjusted EBITDA(7)					1.1	1.6	—
Truco Pre-Acquisition Adjusted EBITDA(7)					47.5	31.1	—
Further Adjusted EBITDA					$179.4	$129.6	$75.5
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
(2)Certain Non-Cash Adjustments are comprised primarily of the following:
Incentive programs – Utz Quality Foods, LLC, our wholly-owned subsidiary, established the 2018 Long-Term Incentive Plan (the “2018 LTIP”) for employees in February 2018. The Company recorded income of $3.0 million for the Predecessor period from December 30, 2019 to August 28, 2020. The income was the result of the conversion rate of the 2018 LTIP Phantom Units into the 2020 LTIP RSUs. The Company recorded expenses of $6.5 million and $7.9 million in 2019 and 2018, respectively. Expenses incurred for the 2018 LTIP are non-operational in nature and are expected to decline upon the vesting of the remaining phantom units from fiscal year 2018 and fiscal year 2019 at the end of fiscal year 2021. The phantom units under the 2018 LTIP were converted into the 2020 LTIP RSUs as part of the Business Combination. Additionally, in the Successor period, the Company incurred $6.8 million of share based compensation for the Successor period from August 29, 2020 to January 3, 2021.

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
(6)Losses (or gains) related to the changes in the remeasurement of warrant liabilities are not expected to be settled in cash, and when exercised would result in a cash inflow to the Company with the Warrants converting to Class A Common Stock with the liability being extinguished and the fair value of the Warrants at the time of exercise being recorded as an increase to equity.
(7)Pre-Acquisition Adjusted EBITDA- This adjustment represents the adjusted EBITDA of acquired companies prior to the acquisition date.

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
On October 1, 2019, the Company repaid the Second Lien Term Loan with the proceeds of the sale of preferred and common units by Series U, Series R, and SRS. The Company accounted for the repayment of the Second Lien Term Loan as a debt extinguishment as the investors who purchased the preferred units and common units were not parties to the Second Lien Term Loan. The total repayment was $126.3 million, and resulted in a loss on early extinguishment of approximately $4.3 million. On January 20, 2021, the First Lien Term Loan was refinanced. See Note 24. "Subsequent Event" for further details.
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
On December 14, 2020, the Company entered into a Bridge Credit Agreement with a syndicate of banks, led by Bank of America, N.A. The proceeds of the Bridge Credit Agreement were used to fund the Company’s acquisition of Truco and asset purchase of the OTB IP from Truco Seller and OTB Acquisition, LLC, see Note 2. "Acquisitions" for more details, in which the Company withdrew $490.0 million to finance the acquisition. The Bridge Credit Agreement bears interest at an annual rate based on 4.25% Base plus 1 month LIBOR with scheduled incremental increases to the base rate, as defined in the Bridge Credit Agreement. The loan will be converted into an Extended Term Loan if the Loan remains open 365 days after the closing date. As of January 3, 2021, the outstanding balance of the Bridge Credit Agreement was $370.0 million, with $120.0 million being repaid from the redemption of the Company's warrants. On January 20, 2021, the bridge loan was repaid in full by the refinancing of term debt. See Note 24. "Subsequent Event" for further details.

The First Lien Term Loan, the Secured First Lien Note and the ABL facility are collateralized by substantially all of the assets and liabilities of the Company. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of the Company. The Company was in compliance with its financial covenant as of January 3, 2021.

Derivative Financial Instruments
To reduce the effect of interest rate fluctuations, the Company entered into an interest rate swap contract on September 6, 2019, with an effective date of September 30, 2019, with a counter party to make a series of payments based on a fixed interest rate of 1.339% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams are based on a notional amount of $250 million. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At January 3, 2021, the effective fixed interest rate on the long-term debt hedged by this contract was 4.4%. For further treatment of the Company’s interest rate swap, refer to Note 10. “Fair Value Measurements” and Note 13. “Accumulated Other Comprehensive (Loss) Income.”
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
During fiscal 2019, the Company sold $33.2 million of notes receivable from IOs on its books for $34.1 million in a series of transactions to a financial institution. Due to the structure of the transaction, the sale did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding notes receivable also remained on the Company’s books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through December 2028. The Company partially guarantees the outstanding loans, as discussed in further detail within Note 12. “Contingencies”. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
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
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $7.1 million and $0.7 million at January 3, 2021 and December 29, 2019, respectively, which are off balance sheet. As discussed in Note 8. “Long-Term Debt”, the Company also sold notes receivable on its books to Bank of America during fiscal 2019, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at January 3, 2021 and December 29, 2019 was $16.5 million and $25.1 million, respectively. Due to the structure of the transaction, the sale did not qualify for sale accounting treatment, as such the Company records the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding note receivable also remained on the Company’s books. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
New Accounting Pronouncements
See Note 1. "Operations and Summary of Significant Accounting Policies," to the audited condensed consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K/A.
Application of Critical Accounting Policies and Estimates
General
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. While the majority of our revenue, expenses, assets and liabilities are not based on estimates, there are certain accounting principles that require management to make estimates regarding matters that are uncertain and susceptible to change. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which could potentially result in materially different results under different assumptions and conditions. Management regularly reviews the estimates and assumptions used in the preparation of our financial statements for reasonableness and adequacy. Our significant accounting policies are discussed in Note 1. "Operations and Summary of Significant Accounting Policies", of the Audited Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K/A; however, the following discussion pertains to accounting policies we believe are most critical to the portrayal of our financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may affect the comparability of our financial condition, results of operations and cash flows to those of other companies.

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
We have identified the existing snack food operations as our sole reporting unit. For the latest qualitative analysis performed, which took place on the first day of the fourth quarter of 2020, we have taken into consideration all the events and circumstances listed in FASB ASC 350, Intangibles—Goodwill and Other, in addition to other entity-specific factors that have taken place from the period of the business combination which assessed goodwill on August 28, 2020. We have determined that there was no significant impact that affected the fair value of the reporting unit.
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

Restatement of previously issued financial statements
As discussed in Note 1 of the consolidated financial statements, the consolidated financial statements, as of and for the period ended January 3, 2021, have been restated to correct a misstatement.

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

Philadelphia, Pennsylvania
March 18, 2021 (except for the effect of the restatement disclosed in Notes 1 and 17 as to which the date     is May 13, 2021)

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
January 3, 2021 and December 29, 2019
(In thousands, except share information)

	Successor	Predecessor
	As of January 3, 2021	As of December 29, 2019
	(as restated)
ASSETS
Current Assets
Cash and cash equivalents	$46,831	$15,053
Accounts receivable, less allowance of $239 and $1,353, respectively	118,305	106,816
Inventories	59,810	50,894
Prepaid expenses and other assets	11,573	4,563
Current portion of notes receivable	7,666	6,754
Total current assets	244,185	184,080
Non-current Assets
Property, plant and equipment, net	270,416	171,717
Goodwill	862,183	202,407
Intangible assets, net	1,171,709	184,014
Non-current portion of notes receivable	20,000	28,636
Other assets	15,671	7,693
Total non-current assets	2,339,979	594,467
Total assets	$2,584,164	$778,547
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Current portion of term debt	$469	$6,299
Current portion of other notes payable	9,018	7,984
Accounts payable	57,254	49,028
Accrued expenses and other	80,788	44,206
Current portion of warrant liability	52,580	—
Total current liabilities	200,109	107,517
Non-current portion of term debt	778,000	633,826
Non-current portion of other notes payable	24,564	31,800
Non-current accrued expenses and other	37,771	19,633
Non-current warrant liability	85,032	—
Deferred tax liability	73,786	19,123
Total non-current liabilities	999,153	704,382
Total liabilities	1,199,262	811,899
Commitments and contingencies
Equity (Deficit)
Members' equity (deficit)		(27,446)
Shares of Class A Common Stock (Successor), $0.0001 par value; 1,000,000,000 shares authorized; 71,094,714 shares issued and outstanding at January 3, 2021	7
Shares of Class V Common Stock (Successor), $0.0001 par value; 61,249,000 shares authorized; 60,349,000 issued and outstanding at January 3, 2021	6
Additional paid-in capital (Successor)	793,461
Accumulated deficit (Successor)	(241,490)
Accumulated other comprehensive income	924	1,408
Total stockholders' equity and members' equity (deficit)	552,908	(26,038)
Noncontrolling interest	831,994	(7,314)
Total equity (deficit)	1,384,902	(33,352)
Total liabilities and equity (deficit)	$2,584,164	$778,547
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the fiscal periods ended January 3, 2021 and August 28, 2020, and years ended December 29, 2019 and December 30, 2018
(In thousands, except share information)

	Successor	Predecessor
	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	Year Ended December 29, 2019	Year Ended December 30, 2018
	(as restated)
Net sales	$325,648	$638,662	$768,228	$772,035
Cost of goods sold	219,977	411,595	514,430	505,330
Gross profit	105,671	227,067	253,798	266,705
Selling and administrative expenses
Selling	63,616	131,579	163,589	183,374
Administrative	43,871	64,050	64,723	68,018
Total selling and administrative expenses	107,487	195,629	228,312	251,392
Gain on sale of assets
Gain (loss) on disposal of property, plant and equipment	109	79	6,028	(2,312)
Gain on sale of routes, net	749	1,264	7,232	6,382
Total gain on sale of assets	858	1,343	13,260	4,070
(Loss) income from operations	(958)	32,781	38,746	19,383
Other (expense) income
Interest expense	(13,301)	(26,659)	(48,388)	(45,715)
Other (expense) income	(2,058)	1,271	(576)	607
Loss on remeasurement of warrant liability	(91,851)	—	—	—
Other (expense) income, net	(107,210)	(25,388)	(48,964)	(45,108)
(Loss) income before taxes	(108,168)	7,393	(10,218)	(25,725)
Income tax (benefit) expense	(267)	3,973	3,146	1,919
Net (loss) income	(107,901)	3,420	(13,364)	(27,644)
Net loss (income) attributable to noncontrolling interest	7,971	—	(2,808)	(2,856)
Net (loss) income attributable to controlling interest	$(99,930)	$3,420	$(16,172)	$(30,500)
Earnings per share of Class A Common Stock: (in dollars)
Basic and Diluted	$(1.64)
Weighted-average shares of Class A Common Stock outstanding
Basic and Diluted	61,085,943
Other comprehensive income (loss):
Change in fair value of interest rate swap	$924	$(7,463)	$1,408	$—
Comprehensive (loss) income	$(99,006)	$(4,043)	$(14,764)	$(30,500)
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
For the fiscal periods ended January 3, 2021 and August 28, 2020, and years ended December 29, 2019 and December 30, 2018
(In thousands, except share information)

Predecessor	Members' (Deficit) Equity	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total (Deficit) Equity
Balance at January 1, 2018	$(79,310)	$—	$(12,251)	$(91,561)
Net (loss) income	(30,500)	—	2,856	(27,644)
Distributions to members and noncontrolling interest	(10,161)	—	(1,950)	(12,111)
Balance at December 30, 2018	(119,971)	—	(11,345)	(131,316)
Net (loss) income	(16,172)	—	2,808	(13,364)
Other comprehensive income	—	1,408	—	1,408
Contributions from members and noncontrolling interest	120,158	—	3,750	123,908
Distributions to members and noncontrolling interest	(11,461)	—	(2,527)	(13,988)
Balance at December 29, 2019	(27,446)	1,408	(7,314)	(33,352)
Net income	3,420	—	—	3,420
Other comprehensive loss	—	(7,463)	—	(7,463)
Merger of noncontrolling interest	(7,314)	—	7,314	—
Distributions to members	(6,415)	—	—	(6,415)
Balance at August 28, 2020	$(37,755)	$(6,055)	$—	$(43,810)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Successor	Shares	Amount	Shares	Amount
Balance at August 29, 2020 (as restated)	57,369,050	$6	57,765,978	$6	$472,329	$(134,331)	$—	$338,010	$950,768	$1,288,778
Conversion of Restricted Sponsor Shares	2,000,000	—		—	—	—	—	—	—	—
Conversion of Continuing Members' Retained Restricted Units		—	3,483,022	—	—	—	—	—	—	—
Conversion of warrants	10,825,664	1		—	299,867	—	—	299,868	(88,255)	211,613
Share-based compensation				—	6,790	—	—	6,790	—	6,790
Exchange	900,000	—	(900,000)	—	13,724	—	—	13,724	(13,724)	—
Tax impact arising from exchanges and conversion of warrants, net of valuation allowance of $45,993		—		—	751	—	—	751	741	1,492
Net loss		—		—	—	(99,930)	—	(99,930)	(7,971)	(107,901)
Other comprehensive income		—		—	—	—	924	924	—	924
Dividends declared ($0.11 per share of Class A Common Stock)		—		—	—	(7,229)	—	(7,229)	—	(7,229)
Distribution to noncontrolling interest		—		—	—	—	—	—	(9,565)	(9,565)
Balance at January 3, 2021 (as restated)	71,094,714	$7	60,349,000	$6	$793,461	$(241,490)	$924	$552,908	$831,994	$1,384,902

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal periods ended January 3, 2021 and August 28, 2020, and years ended December 29, 2019 and December 30, 2018
(In thousands)

	Successor	Predecessor	Predecessor
	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	For the year ended December 29, 2019	For the year ended December 30, 2018
	(as restated)
Cash flows from operating activities
Net (loss) income	$(107,901)	$3,420	$(13,364)	$(27,644)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Impairment and other charges	—	—	3,880	2,900
Depreciation and amortization	20,688	24,055	29,290	30,358
Amortization of step-up of inventory	5,795	—	—	—
(Gain) loss on disposal of property and equipment	(109)	(79)	(6,028)	2,312
Gain on sale of routes	(749)	(1,264)	(7,232)	(6,382)
Stock based compensation	6,790	—	—	—
Loss on remeasurement of warrant liabilities	91,851	—	—	—
Loss on debt extinguishment	2,500	—	4,336	—
Deferred income taxes	(958)	3,583	1,949	900
Deferred financing costs	(2,639)	1,742	955	2,355
Changes in assets and liabilities:
Accounts receivable, net	16,611	(11,786)	11,542	(76)
Inventories, net	887	(6,883)	3,476	2,926
Prepaid expenses and other assets	(7,064)	(3,456)	(1,993)	583
Accounts payable and accrued expenses and other	(26,634)	21,295	1,181	7,515
Net cash (used in) provided by operating activities	(932)	30,627	27,992	15,747
Cash flows from investing activities
Acquisition of Utz Brands Holdings, LLC, net of cash acquired	(185,448)	—	—	—
Acquisitions, net of cash acquired	(406,485)	(8,816)	(137,845)	—
Purchases of property and equipment	(9,892)	(11,828)	(19,996)	(13,038)
Purchases of intangibles	(79,013)	(650)	—	—
Proceeds on sale of property and equipment	1,344	615	12,059	4,740
Proceeds from sale of routes	2,082	2,774	3,008	4,326
Proceeds on the sale of IO notes	—	—	33,204	—
Notes receivable, net	(4,470)	(3,611)	(6,312)	1,803
Net cash used in investing activities	(681,882)	(21,516)	(115,882)	(2,169)
Cash flows from financing activities
Borrowings on term debt and notes payable	370,000	2,650	121,250	1,356
Repayments on term debt and notes payable	(239,989)	(6,686)	(135,141)	(5,611)
Contribution from member and noncontrolling interest	—	—	123,908	—
Exercised warrants	124,495	—	—	—
Dividends paid	(2,968)	—	—	—
Distributions to members	—	(6,415)	(11,461)	(10,161)
Distribution to noncontrolling interest	(9,565)	—	(2,527)	(1,950)
Net cash provided by (used in) financing activities	241,973	(10,451)	96,029	(16,366)
Net (decrease) increase in cash and cash equivalents	(440,841)	(1,340)	8,139	(2,788)
Cash and cash equivalents at beginning of period	487,672	15,053	6,914	9,702
Cash and cash equivalents at end of period	$46,831	$13,713	$15,053	$6,914
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
Good Health Natural Products, LLC
Condor Snack Foods, LLC
Snikiddy, LLC
Kitchen Cooked, Inc.
Truco Enterprises, LP
Restatement of Previously Issued Financial Statements - On April 12, 2021, the SEC issued a statement titled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”) on the accounting for warrants issued by special purpose acquisition companies. The Staff Statement referenced the guidance included in U.S. GAAP that entities must consider in determining whether to classify contracts that may be settled in its own stock, such as warrants, as equity or as an asset or liability.

The Company historically presented the following within equity in the Successor period: the public warrants (the “Public Warrants”) issued in connection with the initial public offering of CCH; the forward purchase warrants (the “Forward Purchase Warrants”) issued pursuant to those certain Forward Purchase Agreements entered into by CCH, the Sponsor, and the independent directors of CCH (the “Forward Purchase Agreements”) that were issued at the closing of the Business Combination of CCH and UBH as part of the Forward Purchase Agreements; and the private placement warrants initially sold to the Sponsor simultaneously with the closing of CCH’s initial public offering (the “Private Placement Warrants” and, collectively with the Public Warrants and Forward Purchase Warrants, the “Warrants”). The Company announced the redemption of the Public Warrants and Forward Purchase Warrants on December 14, 2020 and on January 14, 2021 completed the redemption of any Public Warrants or Forward Purchase Warrants that remained outstanding on such date.

Following consideration of the guidance in the Staff Statement and in ASC 815, Derivatives and Hedging, the Company has concluded that the Warrants do not meet the conditions to be classified within equity. Rather, the Company determined that the Warrants should be classified as a liability and marked to fair value through earning in the consolidated statements of operations and comprehensive income (loss) each reporting period. As a result, the Company has restated its consolidated annual financial statements for the fiscal year ended January 3, 2021 and its unaudited quarterly financial data of the Successor period for the fiscal quarters ended September 27, 2020 and January 3, 2021. The Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the Warrants recognized. The restatement was a non-cash impact and thus did not have an impact on our historically reported cash and cash equivalents, or cash flows from operating, investing or financing activities.

The restatement resulted in an impact to additional paid-in capital of $(5.6) million and to accumulated deficit of $127.2 million as of the beginning of the Successor period on August 29, 2020. The impact of the correction on the applicable financial statement line items in the consolidated balance sheet that were originally reported as of January 3, 2021 is as follows:

	Successor
	As of January 3, 2021
(in thousands)	As Reported	Restated Impact	As Restated
Current portion of warrant liabilities	$—	$52,580	$52,580
Total current liabilities	147,529	52,580	200,109
Non-current warrant liabilities	—	85,032	85,032
Total non-current liabilities	914,121	85,032	999,153
Total liabilities	1,061,650	137,612	1,199,262
Additional paid-in capital	623,729	169,732	793,461
Accumulated deficit	(22,401)	(219,089)	(241,490)
Total stockholders’ equity	602,265	(49,357)	552,908
Noncontrolling interest	920,249	(88,255)	831,994
Total equity	1,522,514	(137,612)	1,384,902

The impact of the correction on the applicable financial statement line items in the consolidated statement of operations and comprehensive income (loss) that were originally reported for the Successor period in the fiscal year ended January 3, 2021 is as follows:

	Successor
	From August 29, 2020 through January 3, 2021
(in thousands, except share data)	As Reported	Restated Impact	As Restated
Loss on remeasurement of warrant liabilities	$—	$(91,851)	$(91,851)
Other (expense) income, net	(15,359)	(91,851)	(107,210)
(Loss) income before taxes	(16,317)	(91,851)	(108,168)
Net (loss) income	(16,050)	(91,851)	(107,901)
Net (loss) income attributable to controlling interest	(8,079)	(91,851)	(99,930)
Comprehensive (loss) income	(7,155)	(91,851)	(99,006)
Earnings per share of Class A Common Stock – Basic and Diluted (in dollars)	(0.13)	(1.51)	(1.64)

Additionally, as a result of the Warrants being classified as liabilities, the Forward Purchase Agreements has been deemed to be a derivative liability that should have been fair valued at inception and marked to market at each reporting period under CCH. Therefore, the Company has determined there to be an immaterial correction in its opening statement of equity and has reclassified $26.1 million from additional paid-in-capital to accumulated deficit as of August 29, 2020.

See Note. 23 "Unaudited Quarterly Financial Data" for restatement changes for the unaudited quarterly financial statements for the Successor periods from August 29, 2020 through September 27, 2020 and from September 28, 2020 through January 3, 2021.

The impacts of the restatement have been reflected throughout the consolidated financial statements, including the applicable footnotes, as appropriate.

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
The Company offers various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. The Company has reserves in place of $17.6 million as of January 3, 2021 and $17.6 million as of December 29, 2019. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.
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

Use of Estimates – Management uses estimates and assumptions in preparing the consolidated financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Some examples, but not a comprehensive list, include sales and promotional allowances, customer returns, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, goodwill and intangible asset valuations and impairments, incentive compensation, income taxes, self-insurance, contingencies, litigation, and inputs used to calculate deferred tax liabilities, tax valuation allowances, tax receivable agreements, and warrant liabilities related to the Private Placement Warrants further described in Note 17. "Warrants". Actual results could vary materially from the estimates that were used.
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

2.ACQUISITIONS
Utz Brands Holdings, LLC

On June 5, 2020, UBH entered into a definitive Business Combination Agreement with CCH and the Continuing Members. At the closing of the Business Combination (the "Closing") on August 28, 2020 (the "Closing Date"), the Company domesticated into a Delaware corporation and changed its name to "Utz Brands, Inc." At the Closing, the Company (i) acquired certain common and preferred interests of the Continuing Members from third party members (“UPA Seller”), and the Continuing Members then redeemed such common and preferred interests for, and the Company received, an equivalent value of common limited liability company units of UBH, (ii) contributed cash in exchange for additional common limited liability company units of UBH, and (iii) purchased additional common limited liability company units and 100% of the managing interests of UBH from the Continuing Members. As part of the Business Combination, the Continuing Members (a) received certain cash considerations for the common limited liability company units that they sold to the Company, (b) received such number of shares of newly issued non-economic Class V Common Stock in the Company equal to the common limited liability company units that the Continuing Members retained in UBH, and a unit of limited liability company units of UBH and a share of Class V Common Stock are exchangeable for one share of Class A Common Stock of the Company, (c) were entitled to receive certain restricted common limited liability company units in UBH (the "Retained Restricted Units") that would be vested under certain market conditions, which vested as of the Closing, and (d) entered into a Tax Receivable Agreement (“TRA”) that requires the Company to pay to the Continuing Members 85% of the applicable cash savings, if any, in U.S. federal and state income tax determined based on certain attributes as defined in the TRA. In connection with the Closing, UBH and the Company converted all of the outstanding phantom unit awards issued under the Utz Quality Foods, LLC 2018 Long-Term Incentive Plan ("2018 LTIP") into restricted stock units (“2020 LTIP RSUs”) issued by the Company under the Utz Quality Foods, LLC 2020 Long-Term Incentive Plan (the "2020 LTIP"). Further discussion of the purchase consideration of the Business Combination is disclosed later in this footnote.

The Company was determined to be the accounting acquirer and UBH was determined to be the accounting acquiree, in accordance with ASC 810, as the Company is considered to be the primary beneficiary of UBH after the Business Combination. In accordance with the ASC 805, Business Combinations, acquisition method of accounting, the purchase price allocation of assets acquired and liabilities assumed of UBH are presented based on their estimated fair values as of the Closing. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date.

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

H.K. Anderson
On November 2, 2020, the Company, through its subsidiary UQF acquired certain assets of the H.K. Anderson business ("HKA Acquisition"), a leading brand of peanut butter-filled pretzels, from subsidiaries of Conagra Brands, Inc. for approximately $8.0 million. The acquisition which includes certain intangible assets is intended to broaden the Company's product offering to include peanut butter filled pretzels. The provisional fair values to which the purchase price was allocated were $1.8 million to trademarks, $2.7 million to customer relationships, and $3.5 million to goodwill. The trademarks and customer relationships are being amortized over a period of 15 years. As of January 3, 2021, the purchase price allocation has not been finalized. We expect to finalize the valuation report and complete the purchase price allocation no later than one-year from the acquisition date.

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

In addition, on December 14, 2020, UQF consummated the IP Purchase pursuant to which it purchased and acquired from OTB Acquisition, LLC the OTB IP pursuant to an Asset Purchase Agreement, dated November 11, 2020, among UQF, Truco Seller and OTB Acquisition, LLC. The IP Purchase was determined to be an asset acquisition under the provisions of ASC Subtopic 805-50. The IP Purchase is accounted for separately from the Truco Acquisition, as Truco and the OTB IP were acquired from two different selling parties that were not under common control and the two acquisitions are separate transactions. The OTB IP was initially recognized and measured by the Company based on its purchase price of $79.0 million since it was acquired in an asset purchase and is treated as an indefinite lived intangible assets.

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

	For the year ended January 3, 2021	For the year ended December 29, 2019
(in thousands)	(unaudited)	(unaudited)
	(as restated)	(as restated)
Pro forma net sales	$1,154,229	$1,014,223
Pro forma net loss	(203,491)	(25,875)
Pro forma net loss attributable to controlling interest	(197,849)	(10,927)
Pro forma net loss attributable to noncontrolling interest	(5,642)	(14,948)

3.INVENTORIES
Inventories consisted of the following:

	Successor	Predecessor
(in thousands)	As of January 3, 2021	As of December 29, 2019
Finished goods	$28,935	$24,447
Raw materials	25,150	22,122
Maintenance parts	5,746	4,575
	59,831	51,144
Less: inventory reserve	(21)	(250)
Total inventories	$59,810	$50,894
4.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

	Successor	Predecessor
(in thousands)	As of January 3, 2021	As of December 29, 2019
Land	$22,750	$14,970
Buildings	83,780	104,736
Machinery and equipment	157,513	297,666
Land improvements	2,228	1,174
Building improvements	1,047	3,561
Construction-in-progress	15,518	7,341
	282,836	429,448
Less: accumulated depreciation	(12,420)	(257,731)
Property, plant and equipment, net	$270,416	$171,717

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

6.NOTES RECEIVABLE
The Company has undertaken a program in recent years to sell company-managed DSD distribution routes to IOs. Contracts are executed between the Company and the IO for the sale of the product distribution route, including a note in favor of the Company, in certain cases. The notes bear interest at rates ranging from 0.00% to 8.55% with terms ranging generally from one to ten years. The notes receivable balances due from IOs at January 3, 2021 and December 29, 2019 totaled $27.1 million and $34.0 million, respectively, and are collateralized by the routes for which the loans are made. Of the balance at January 3, 2021 and December 29, 2019, $23.1 million and $33.7 million, respectively, relates to corresponding notes payable, as discussed in further detail within Note 8. "Long-Term Debt".
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
On October 1, 2019, the Company repaid the Second Lien Term Loan with the proceeds of the sale of preferred and common units by Series U, Series R, and SRS. The Company accounted for the repayment of the Second Lien Term Loan as a debt extinguishment as the investors who purchased the preferred units and common units were not parties to the Second Lien Term Loan. The total repayment was $126.3 million, and resulted in a loss on early extinguishment of approximately $4.3 million. On January 20, 2021, the First Lien Term Loan was refinanced. See Note 24. "Subsequent Event" for further details.
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
On December 14, 2020, the Company entered into a Bridge Credit Agreement with a syndicate of banks, led by Bank of America, N.A. (the “Bridge Credit Agreement”). The proceeds of the Bridge Credit Agreement were used to fund the Company’s acquisition of Truco and the IP Purchase from OTB Acquisition, LLC, in which the Company withdrew $490.0 million to finance the Truco Acquisition and IP Purchase. The Bridge Credit Agreement bears interest at an annual rate based on 4.25% Base plus 1 month LIBOR with scheduled incremental increases to the base rate, as defined in the Bridge Credit Agreement. The loan converts into an Extended Term Loan if the Loan remains open 365 days after the closing date. As of January 3, 2021, the outstanding balance of the Bridge Credit Agreement was $370.0 million, with $120.0 million being repaid from the redemption of the Company's warrants. Commitment fees and deferred financing costs on the Bridge Credit Agreement totaled $7.2 million, of which $2.6 million remained on the books as of January 3, 2021. On January 20, 2021, the Bridge Credit Agreement was repaid in full by the refinancing of term debt. See Note 24. "Subsequent Events" for further details.

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
During fiscal 2019, the Company sold $33.2 million of notes receivable from IOs on its books for $34.1 million in a series of transactions to a financial institution. Due to the structure of the transaction, the sale did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its balance sheet; the corresponding notes receivable also remained on the Company’s balance sheet. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through December 2028. The Company partially guarantees the outstanding loans, as discussed in further detail within Note 12. "Contingencies". These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
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

9.DERIVATIVE FINANCIAL INSTRUMENTS AND PURCHASE COMMITMENTS
Derivative Financial Instruments
To reduce the effect of interest rate fluctuations, the Company entered into an interest rate swap contract on September 6, 2019, with an effective date of September 30, 2019, with a counter party to make a series of payments based on a fixed interest rate of 1.339% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams are based on a notional amount of $250 million. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At January 3, 2021, the effective fixed interest rate on the long-term debt hedged by this contract was 4.4%. For further treatment of the Company’s interest rate swap, refer to Note 10. "Fair Value Measurements" and Note 13. "Accumulated Other Comprehensive (Loss) Income."
Warrant Liabilities
The Company has outstanding warrants which are accounted for as derivative liabilities pursuant to ASC 815-40. See Note 17. "Warrants" for additional information on our warrant liabilities. A reconciliation of the changes in the warrant liability during the Successor period ended January 3, 2021 is as follows:

(in thousands)
Fair value of warrant liabilities as of the Closing of the Business Combination on August 29, 2020	$132,879
Loss on remeasurement of warrant liability	91,851
Reclassification of warrant liability to equity for exercised warrants	(87,118)
Fair value of warrant liabilities as of January 3, 2021	$137,612

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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of January 3, 2021 (as restated):

(in thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$46,831	$—	$—	$46,831
Total assets	$46,831	$—	$—	$46,831
Liabilities
Commodity contracts	$—	$248	$—	$248
Interest rate swaps	—	5,163	—	5,163
Public warrants	52,580	—	—	52,580
Private placement warrants	—	85,032	—	85,032
Debt	—	778,469	—	778,469
Total liabilities	$52,580	$868,912	$—	$921,492
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

The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $7.1 million and $0.7 million at January 3, 2021 and December 29, 2019, respectively, which are off balance sheet. As discussed in Note 8. "Long-Term Debt", the Company also sold notes receivable on its books to Bank of America during fiscal 2019, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at January 3, 2021 and December 29, 2019 was $16.5 million and $25.1 million, respectively. Due to the structure of the transaction, the sale did not qualify for sale accounting treatment, as such the Company records the notes payable obligation owed by the IOs to the financial institution on its balance sheet; the corresponding note receivable also remained on the Company’s balance sheet. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
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

14.SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest was $9.2 million and $28.8 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $45.7 million and $40.9 million for the years ended December 29, 2019 and December 30, 2018, respectively. Refunds related to income related taxes were $0.1 million and $0.2 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $0.1 million and $0.0 million for the years ended December 29, 2019 and December 30, 2018, respectively. Payments made for income-related taxes were $0.5 million and $0.5 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $1.7 million and $0.7 million for the years ended December 29, 2019 and December 30, 2018, respectively. The following non cash considerations were part of the Business Combination Agreement with CCH: Continuing Members' retained restricted units totaling $54.1 million, TRA totaling $28.7 million, and LTIP RSU awards totaling $11.2 million. Dividends declared but not paid were $4.3 million as of January 3, 2021 and are included within the "accrued expense and other" of the Consolidated Balance Sheet. There were no accrued dividends as of December 29, 2019.
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

The provision (benefit) for income taxes was as follows:

	Successor	Predecessor
(in thousands)	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	Year Ended December 29, 2019	Year Ended December 30, 2018
Current:
Federal	$—	$—	$140	$(142)
State	(219)	1,301	1,057	1,161
Total current	(219)	1,301	1,197	1,019
Deferred:
Federal	(528)	3,197	1,650	412
State	480	(525)	299	488
Total deferred	(48)	2,672	1,949	900
Total	$(267)	$3,973	$3,146	$1,919

A reconciliation of the expected statutory federal tax and the total income tax expense (benefit) was as follows:

	Successor	Predecessor
(in thousands)	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	Year Ended December 29, 2019	Year Ended December 30, 2018
Federal statutory rate (21%)	$(22,715)	$1,552	$(2,146)	$(5,402)
State income taxes, net of federal benefit	393	641	1,755	1,045
Pre-transaction loss of Utz Brands Holdings, LLC	—	1,752	4,204	5,650
Investment in Utz Brands Holdings, LLC	(23,844)	—	—	—
Noncontrolling interest in Utz Brands Holdings, LLC	1,497	—	—	—
Valuation allowance	25,121	—	(683)	257
Remeasurement of warrant liability	19,288	—	—	—
Nondeductible expenses	—	8	6	11
Other	(7)	20	10	358
	$(267)	$3,973	$3,146	$1,919

The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at January 3, 2021 and December 29, 2019:

	Successor	Predecessor
(in thousands)	As of January 3, 2021	As of December 29, 2019
Deferred Tax Assets:
Accrued expenses	$279	$171
Pension, retirement and other benefits	532	548
Inventories, including uniform capitalization	201	19
Investment in Utz Brands Holdings, LLC	50,371	—
Acquisition costs	985	—
Net operating losses	18,887	18,915
Credits	108	105
Charitable contributions	—	101
Other deferred tax assets	509	—
Total gross deferred tax assets	71,872	19,859
Valuation allowance	(57,177)	(1,563)
Net deferred tax assets	14,695	18,296
Deferred Tax Liabilities:
Plant and equipment, accelerated depreciation	(12,560)	(11,117)
Intangibles	(75,681)	(26,301)
Other deferred tax liabilities	(240)	(1)
Total deferred tax liabilities	(88,481)	(37,419)
Net deferred tax liabilities	$(73,786)	$(19,123)

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

Valuation Allowance

The Company recorded a valuation allowance of $57.2 million and $1.6 million at January 3, 2021 and December 29, 2019, respectively. The $55.6 million change in the valuation allowance was the result of a charge to deferred tax expense of $25.1 million from operations and a charge to additional paid in capital of $30.5 million related to warrant transactions and the December 22, 2020 exchange of UBH units for UBI common stock described in Note 21. "Equity.” In determining the need for a valuation allowance, the Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit use of the existing deferred tax assets (“DTA's”). As of January 3, 2021, a significant piece of objective negative evidence evaluated was the three-year cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTA's such as the investment in Utz Brands Holdings, LLC and state net operating losses where the Company does not expect to continue to have nexus. Therefore, a valuation allowance has been recorded against the DTA's for which it is more-likely-than-not they will not be realized. The amount of DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth. If or when recognized, the tax benefits related to any reversal of the valuation allowance on DTA's as of January 3, 2021 would be accounted for as follows: approximately $15.7 million would be recognized as a reduction of income tax expense and $37.6 million would be recognized as an increase to equity.

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

17.WARRANTS

Prior to the Business Combination, CCH issued 15,833,332 Warrants that were initially sold by CCH in its initial public offering of securities, including 1,166,666 Forward Purchase Warrants issued pursuant to the Forward Purchase Agreements, and 7,200,000 Private Placement Warrants initially sold to the Sponsor simultaneously with the closing of CCH's initial public offering (the “Private Placement Warrants”) As a result of the Business Combination, the Company assumed the Warrants and each such warrant is now exercisable for one share of the Company's Class A Common Stock. All other features of the Warrants remain unchanged. On December 14, 2020, the Company provided notice to the holders of the Public Warrants and Forward Purchase Warrants that their Warrants would be redeemed, in accordance with the original terms of the warrant agreement applicable to such Warrants, on January 14, 2021. Prior to January 3, 2021, 10,825,664 Warrants were exercised. As of January 3, 2021, there were 4,575,645 Public Warrants, 432,000 Forward Purchase Warrants, and 7,200,000 Private Placement Warrants outstanding. See Note 24. "Subsequent Events" for further details.

The Private Placement Warrants and the shares of Class A Common Stock issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or salable until after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis, at the holder’s option, and are non-redeemable by the Company so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

We account for the Public Warrants, Forward Purchase Warrants, and Private Warrants as derivative liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), due to certain settlement provisions in the corresponding warrant agreement that do not meet the criteria to be classified in stockholders’ equity. Pursuant to ASC 815-40, the warrants are now classified as a liability at fair value on the Company’s consolidated balance sheet, and the change in the fair value of such liability in each period is recognized as a non-cash gain or loss in the Company’s consolidated statements of operations and comprehensive income (loss). The Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the Warrants recognized.

The change in remeasurement of the warrant liability resulted in a loss of $91.9 million for the Successor period from August 29, 2020 to January 3, 2021. The Predecessor did not have any warrants and as such no remeasurement of warrant liability is recorded in the Predecessor period from December 30, 2019 to August 28, 2020.

18.SIGNIFICANT CUSTOMERS

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

19.VARIABLE INTEREST ENTITIES
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
20.BUSINESS RISK
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
21.EQUITY

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

22. EARNINGS PER SHARE

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

Successor
(in thousands, except share data)	From August 29, 2020 through January 3, 2021
(as restated)
Basic and diluted earnings per share:
Numerator:
Net loss attributable to controlling interest	$(99,930)
Dividends related to participating share-based compensation awards	(110)
Net loss attributable to common stockholders	$(100,040)
Denominator:
Weighted average Class A Common Stock shares, basic and diluted	61,085,943
Basic and diluted earnings per share	$(1.64)
Anti-dilutive securities excluded from diluted earnings per share calculation:
Warrants	8,095,866
2020 LTIP RSUs	1,151,262
Initial grant RSUs	26,923
PSUs	140,076
Stock options	34,680
Total	9,448,807
Class V Common Stock not subject to earnings per share calculation	60,349,000
Net loss attributable to noncontrolling interest	$7,971

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

23. UNAUDITED QUARTERLY FINANCIAL DATA

	Successor		Predecessor
(in thousands, except share data)	From September 28, 2020 through January 3, 2021	From August 29, 2020 through September 27, 2020	From June 29, 2020 through August 28, 2020	From March 30, 2020 through June 28, 2020	From December 30, 2019 through March 29, 2020
	(as restated)	(as restated)
Net revenue	$246,276	$79,372	$168,656	$241,977	$228,029
Operating income (loss)	221	(1,179)	3,117	17,451	12,213
Net (loss) income	(87,462)	(20,439)	(4,824)	6,552	1,692
Net (loss) income attributable to controlling interest	(81,811)	(18,119)	(4,824)	6,552	1,692
Earnings per common share attributable to:
Basic and Diluted Class A share	$(1.32)	$(0.31)

	Predecessor
	Thirteen weeks ended
(in thousands)	December 29, 2019	September 29, 2019	June 30, 2019	March 31, 2019
Net revenue	$201,756	$199,628	$188,432	$178,412
Operating (loss) income	(13,803)	24,882	18,494	9,173
Net (loss) income	(23,989)	10,323	2,917	(2,615)
Net (loss) income attributable to controlling interest	(24,654)	9,600	2,202	(3,320)

The restatement also impacted the Company’s unaudited quarterly financial statements for the Successor periods from August 29, 2020 through September 27, 2020 and from September 28, 2020 through January 3, 2021. The following tables depict the impacts of the restatement on the consolidated balance sheet and consolidated statements of operations and comprehensive income (loss) for the relevant periods:

	Successor
	As of September 27, 2020
(in thousands)	As Reported	Restated Impact	As Restated
Warrant liabilities	$—	$150,887	$150,887
Total non-current liabilities	520,496	150,887	671,383
Total liabilities	647,000	150,887	797,887
Additional paid-in capital	479,028	(5,641)	473,387
Accumulated deficit	(10,172)	(145,246)	(155,418)
Total stockholders’ equity	469,120	(150,887)	318,233
Total equity	1,414,479	(150,887)	1,263,592

	Successor			Successor
	From September 28, 2020 through January 3, 2021			From August 29, 2020 through September 27, 2021
(in thousands, except share data)	As Reported	Restated Impact	As Restated	As Reported	Restated Impact	As Restated
Loss on remeasurement of warrant liabilities	$—	$(73,843)	$(73,843)	$—	$(18,008)	$(18,008)
(Loss) income before taxes	(10,997)	(73,843)	(84,840)	(5,320)	(18,008)	(23,328)
Net (loss) income	(13,619)	(73,843)	(87,462)	(2,431)	(18,008)	(20,439)
Net (loss) income attributable to controlling interest	(7,968)	(73,843)	(81,811)	(111)	(18,008)	(18,119)
Comprehensive (loss) income	(7,296)	(73,843)	(81,139)	141	(18,008)	(17,867)
Earnings per share of Class A Common Stock – Basic and Diluted (in dollars)	(0.13)	(1.19)	(1.32)	—	(0.31)	(0.31)

The impacts of the restatement have been reflected throughout the consolidated financial statements, including the applicable footnotes, as appropriate.

24. SUBSEQUENT EVENTS
On January 11, 2021, the Company announced that its subsidiary, UQF, entered into a definitive agreement with Snak-King Corp. to acquire certain assets of the C.J. Vitner's business, a leading brand of salty snacks in the Chicago, IL area. The Company closed this transaction on February 8, 2021 and the purchase price of approximately $25 million was funded from current cash-on-hand.
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
We have evaluated the effectiveness of our disclosure controls and procedures as of January 3, 2021 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 3, 2021, our disclosure controls and procedures were ineffective due to the material weakness described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements may not be prevented or detected on a timely basis.
Specifically, we identified deficiencies in the accounting functions related to the failure to identify accounting adjustments required for the correct application of generally accepted accounting principles in the United States of America for stock warrants, and we did not adequately review or oversee the work of external specialists to assist us in the preparation of our financial statements and in our compliance with SEC reporting obligations.
We are in the process of remediating the material weakness identified by standardizing our controls over accounting and financial reporting and formalizing our review process related to non-routine transactions and reviews of accounting estimates performed by external specialists.
In the future, management’s assessment of our internal control over financial reporting will include an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. In making this assessment, management will use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control --Integrated Framework Scope of the Controls Evaluation (2013 Framework). Accordingly, we cannot provide assurance that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by reporting requirements under Section 404 of the Sarbanes-Oxley Act.

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

10.17
Bridge Credit Agreement, entered into as of December 14, 2020, among Utz Quality Foods, LLC, Utz Brands Holdings, LLC, Bank of America, N.A., and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686) dated December 14, 2020 filed with the Commission on December 14, 2020.)

10.18
Bridge Security Agreement, dated as of December 14, 2020, among Utz Quality Foods, LLC, Utz Brands Holdings, LLC, the other guarantors party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686) dated December 14, 2020 filed with the Commission on December 14, 2020.

10.19+
Offer Letter, dated April 11, 2017, entered into by and between Utz (incorporated by reference to Exhibit 10.19 to Utz Brands, Inc.’s Annual Report on Form 10-K (File No. 001-38686) for the fiscal year ended January 3, 2021, filed with the Commission on March 18, 2021).

14
Code of Ethics (incorporated by reference to Exhibit 14.1 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686) dated August 28, 2020 and filed with the Commission on September 3, 2020)

21.1*
List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Utz Brands, Inc.’s Annual Report on Form 10-K (File No. 001-38686) for the fiscal year ended January 3, 2021, filed with the Commission on March 18, 2021).

23.1*	Consent of Grant Thornton LLP, independent registered accounting firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith
+	Indicates a management or compensatory plan.
†	Schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2021 UTZ BRANDS, INC.

By:     /s/ Cary Devore
Name:     Cary Devore
Title: Executive Vice President, Chief Financial Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dylan B. Lissette	Director and Chief Executive Officer	May 13, 2021
Dylan B. Lissette	(Principal Executive Officer)	Date

/s/ Cary Devore	Executive Vice President, Chief Financial Officer	May 13, 2021
Cary Devore	(Principal Financial Officer)	Date

/s/ Eric J. Aumen	Vice President, Chief Accounting Officer	May 13, 2021
Eric J. Aumen	(Principal Accounting Officer)	Date

*	Chairman; Director	May 13, 2021
Roger K. Deromedi		Date

*	Director; Chairman Emeritus; Special Adviser	May 13, 2021
Michael W. Rice		Date

*	Director; Chair, Audit Committee	May 13, 2021
Craig D. Steeneck		Date

*	Director; Chair, Nominating and Corporate Governance Committee	May 13, 2021
John W. Altmeyer		Date

*	Director	May 13, 2021
Timothy P. Brown		Date

*	Director	May 13, 2021
Christine Choi		Date

*	Director	May 13, 2021
Antonio F. Fernandez		Date

*	Director; Chair, Compensation Committee	May 13, 2021
Jason K. Giordano		Date

*	Director	May 13, 2021
B. John Lindeman		Date

* By: /s/ Cary Devore
Attorney-in-fact