Form 10-Q
period 2021-04-04
Utz Brands, Inc.
filed 2021-05-13
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Utz Brands, Inc.
(Exact name of registrant as specified in its charter)

Delaware	001-38686	85-2751850
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

900 High Street
Hanover, PA 17331
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (717) 637-6644

N/A
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

As of May 12, 2021, 76,516,051 Class A Common Stock, par value $0.0001 per share, and 60,349,000 Class V Common Stock, par value $0.0001 per share, were issued and outstanding.

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
As a result of a number of known and unknown risks and uncertainties, the Company’s results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ are set forth under the heading “Risk Factor Summary” below and those described under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K/A for the year ended January 3, 2021.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
April 4, 2021 and January 3, 2021
(In thousands)

	As of April 4, 2021	As of January 3, 2021
	(Unaudited)	(as restated)
ASSETS
Current Assets
Cash and cash equivalents	$4,020	$46,831
Accounts receivable, less allowance of $739 and $239, respectively	130,599	118,305
Inventories	67,584	59,810
Prepaid expenses and other assets	12,276	11,573
Current portion of notes receivable	5,918	7,666
Total current assets	220,397	244,185
Non-current Assets
Property, plant and equipment, net	262,999	270,416
Goodwill	880,063	862,183
Intangible assets, net	1,167,268	1,171,709
Non-current portion of notes receivable	22,348	20,000
Other assets	14,160	15,671
Total non-current assets	2,346,838	2,339,979
Total assets	$2,567,235	$2,584,164
LIABILITIES AND EQUITY
Current Liabilities
Current portion of term debt	$7,500	$469
Current portion of other notes payable	8,142	9,018
Accounts payable	64,214	57,254
Accrued expenses and other	49,585	80,788
Current warrant liability	—	52,580
Total current liabilities	129,441	200,109
Non-current portion of term debt and revolving credit facility	718,443	778,000
Non-current portion of other notes payable	25,418	24,564
Non-current accrued expenses and other	37,483	37,771
Deferred tax liability	74,847	73,786
Non-current warrant liability	104,400	85,032
Total non-current liabilities	960,591	999,153
Total liabilities	1,090,032	1,199,262
Commitments and Contingencies
Equity
Shares of Class A Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 76,481,833 and 71,094,714 shares issued and outstanding as of April 4, 2021 and January 3, 2021, respectively.	7	7
Shares of Class V Common Stock, $0.0001 par value; 61,249,000 shares authorized; 60,349,000 shares issued and outstanding as of April 4, 2021 and January 3, 2021.	6	6
Additional paid-in capital	941,003	793,461
Accumulated deficit	(264,019)	(241,490)
Accumulated other comprehensive income	1,746	924
Total stockholders' equity	678,743	552,908
Noncontrolling interest	798,460	831,994
Total equity	1,477,203	1,384,902
Total liabilities and equity	$2,567,235	$2,584,164
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the thirteen weeks ended April 4, 2021 and March 29, 2020
(In thousands, except share information)
(Unaudited)

	Successor	Predecessor
	Thirteen weeks ended April 4, 2021	Thirteen weeks ended March 29, 2020
Net sales	$269,182	$228,029
Cost of goods sold	173,941	148,015
Gross profit	95,241	80,014
Selling, general and administrative expenses
Selling	56,728	48,333
General and administrative	29,933	19,940
Total selling, general and administrative expenses	86,661	68,273
Gain on sale of assets
Gain on disposal of property, plant and equipment	297	68
Gain on sale of routes, net	422	404
Total gain on sale of assets	719	472
Income from operations	9,299	12,213
Other (expense) income
Interest expense	(10,861)	(9,643)
Other income	718	580
Loss on remeasurement of warrant liability	(21,501)	—
Other (expense) income, net	(31,644)	(9,063)
(Loss) income before taxes	(22,345)	3,150
Income tax expense	1,004	1,458
Net (loss) income	(23,349)	1,692
Net loss attributable to noncontrolling interest	820	—
Net (loss) income attributable to controlling interest	$(22,529)	$1,692
Earnings per Class A Common stock: (in dollars)
Basic & diluted	$(0.30)
Weighted-average shares of Class A Common stock outstanding
Basic & diluted	75,927,005
Other comprehensive income (loss):
Interest rate swap	$822	$(7,208)
Comprehensive loss	$(21,707)	$(5,516)

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
For the thirteen weeks ended April 4, 2021 and March 29, 2020
(In thousands, except share data)
(Unaudited)

Predecessor	Members' (Deficit) Equity	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total (Deficit) Equity
Balance at December 29, 2019	$(27,446)	$1,408	$(7,314)	$(33,352)
Net income	1,692	—	—	1,692
Other comprehensive loss	—	(7,208)	—	(7,208)
Merger of noncontrolling interest	(7,314)	—	7,314	—
Distributions to members	(2,657)	—	—	(2,657)
Balance at March 29, 2020	$(35,725)	$(5,800)	$—	$(41,525)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Successor	Shares	Amount	Shares	Amount

Balance at January 3, 2021 (as restated)	71,094,714	$7	60,349,000	$6	$793,461	$(241,490)	$924	$552,908	$831,994	$1,384,902
Conversion of warrants	4,976,717	—		—	144,659	—	—	144,659	(32,714)	111,945
Share-based compensation	410,402	—		—	2,883	—	—	2,883	—	2,883
Net loss		—		—	—	(22,529)	—	(22,529)	(820)	(23,349)
Other comprehensive income		—		—	—	—	822	822	—	822
Balance at April 4, 2021	76,481,833	$7	60,349,000	$6	$941,003	$(264,019)	$1,746	$678,743	$798,460	$1,477,203

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the thirteen weeks ended April 4, 2021 and March 29, 2020
(In thousands)
(Unaudited)

	Successor	Predecessor
	Thirteen weeks ended April 4, 2021	Thirteen weeks ended March 29, 2020
Cash flows from operating activities
Net (loss) income	$(23,349)	$1,692
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	19,407	8,912
Loss on remeasurement of warrant liability	21,501	—
Gain on disposal of property and equipment	(297)	(68)
Gain on sale of routes	(422)	(404)
Stock based compensation	2,883	—
Deferred taxes	1,061	975
Deferred financing costs	2,870	653
Changes in assets and liabilities:
Accounts receivable, net	(11,176)	(15,374)
Inventories	(7,040)	2,676
Prepaid expenses and other assets	866	(618)
Accounts payable and accrued expenses and other	(19,487)	(1,217)
Net cash used in operating activities	(13,183)	(2,773)
Cash flows from investing activities
Acquisitions, net of cash acquired	(25,189)	(8,789)
Purchases of property and equipment	(2,134)	(3,556)
Purchases of intangibles	(1,200)	(650)
Proceeds from sale of property and equipment	391	152
Proceeds from sale of routes	1,450	1,159
Proceeds from the sale of IO notes	2,295	—
Notes receivable, net	(924)	(2,780)
Net cash used in investing activities	(25,311)	(14,464)
Cash flows from financing activities
Line of credit borrowings, net	15,000	10,000
Borrowings on term debt and notes payable	720,000	2,650
Repayments on term debt and notes payable	(783,735)	(2,178)
Payment of debt issuance cost	(8,372)	—
Exercised warrants	57,232	—
Dividends	(4,261)	—
Distributions to members	—	(2,657)
Distribution to noncontrolling interest	(181)	—
Net cash (used in) provided by financing activities	(4,317)	7,815
Net decrease in cash and cash equivalents	(42,811)	(9,422)
Cash and cash equivalents at beginning of period	46,831	15,053
Cash and cash equivalents at end of period	$4,020	$5,631
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying consolidated financial statements comprise the financial statements of Utz Brands, Inc. ("UBI", the "Company", or "Successor", formerly Collier Creek Holdings ("CCH")) and its wholly owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). They do not include all information and notes required by US GAAP for annual financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s financial statements, as amended for the year ended January 3, 2021. The balance sheet as of January 3, 2021 has been derived from the audited combined financial statements as of and for the year ended January 3, 2021. In the opinion of management, such financial information reflects all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with the US GAAP. Operating results for the interim period are not necessarily indicative of the results that may be expected for any future period or for the full year. The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited combined financial statements, as amended and notes thereto for the year ended January 3, 2021.
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

All intercompany transactions and balances have been eliminated in consolidation.
Restatement of Previously Issued Condensed Consolidated Financial Statements – The notes included herein should be read in conjunction with the Company's restated audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A filed with the SEC on May 13, 2021 (the "2020 Form 10-K/A").
As previously disclosed in our 2020 Form 10-K/A as filed on May 13, 2021, we restated the Company’s previously issued consolidated financial statements as of and for the fiscal year ended January 3, 2021, as well as the fiscal quarter ended September 27, 2020 to make the necessary accounting corrections related to warrant accounting. We have also restated related amounts within the accompanying footnotes to the condensed consolidated financial statements. Since the Warrants were not part of the Predecessor, and therefore no warrant liability or expense due to the remeasurement of the warrant liability is shown in such periods, we have not restated herein our condensed consolidated financial statements as of and for the fiscal quarter ended March 29, 2020.

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
The benefit of tax positions taken or expected to be taken in the Company’s income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling and administrative expenses. As of April 4, 2021 and January 3, 2021, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next fiscal year.
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

For the latest qualitative analysis performed, which took place on the first day of the fourth quarter of 2020, we had taken into consideration all the events and circumstances listed in FASB ASC 350, Intangibles—Goodwill and Other, in addition to other entity-specific factors that had taken place from the period of the business combination, which assessed goodwill, on August 28, 2020. We have determined that there was no significant impact that affected the fair value of the reporting unit through April 4, 2021. Therefore, we have determined that it was not necessary to perform a quantitative goodwill impairment test for the reporting unit.

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
The Company offers various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. The Company has reserves in place of $26.0 million as of April 4, 2021 and $17.6 million as of January 3, 2021. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.
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

Use of Estimates – Management uses estimates and assumptions in preparing the consolidated financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Some examples, but not a comprehensive list, include sales and promotional allowances, customer returns, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, goodwill and intangible asset valuations and impairments, incentive compensation, income taxes, self-insurance, contingencies, litigation, and inputs used to calculate deferred tax liabilities, tax valuation allowances, tax receivable agreements, and warrant liabilities related to the private placement warrants further described in Note 16 "Warrants". Actual results could vary materially from the estimates that were used.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The amendments of this ASU should be applied on a prospective basis. The adoptions of ASU No. 2020-04 did not have a material impact to the Company.

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

(1) Under the terms of the TRA, the Company generally will be required to pay to the Continuing Members 85% of the applicable cash savings, if any, in U.S. federal and state income tax based on its ownership in UBH that the Company is deemed to realize in certain circumstances as a result of the increases in tax basis and certain tax attributes resulting from the Business Combination. The fair value of these contingent payments at the Closing was $28.7 million which has been recorded as a non-current accrued expense. Refer to Note 14. "Income Taxes" for additional information on the TRA.

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

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed of UBH at Closing:

(in thousands)
Assets acquired:
Cash and cash equivalents	$13,713
Accounts receivable, net	119,339
Inventory, net	63,862
Prepaid expenses and other assets	6,116
Notes receivable	29,453
Property, plant and equipment, net	269,951
Identifiable intangible assets(1)	871,150
Other assets	7,086
Total assets acquired:	1,380,670
Liabilities assumed:
Accounts payable	49,531
Accrued expenses	78,223
Notes payable	34,547
Deferred tax liability	25,381
Total liabilities assumed:	187,682
Net identifiable assets acquired	1,192,988
Goodwill(2)	$644,956

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

(2) The goodwill of $645.0 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of UBH. A portion of the goodwill recognized is expected to be deductible for income tax purposes. As of April, 4, 2021, the purchase price allocation has not been finalized.

H.K. Anderson

On November 2, 2020, the Company, through its subsidiary, UQF, acquired certain assets of the H.K. Anderson business ("HKA Acquisition"), a leading brand of peanut butter-filled pretzels, from subsidiaries of Conagra Brands, Inc. for approximately $8.0 million. The acquisition, which includes certain intangible assets, is intended to broaden the Company's product offering to include peanut butter filled pretzels. The provisional fair values to which the purchase price was allocated were $1.8 million to trademarks, $2.7 million to customer relationships, and $3.5 million to goodwill. The trademarks and customer relationships are being amortized over a period of 15 years. As of April 4, 2021, the purchase price allocation has not been finalized. We expect to finalize the valuation report and complete the purchase price allocation no later than one-year from the acquisition date.

Truco Holdco Inc. Acquisition and OTB Brand Purchase

On November 11, 2020, the Company caused its subsidiaries, UQF and Heron, to enter into a Stock Purchase Agreement among UQF, Heron, Truco Holdco Inc. (“Truco”) and Truco Holdings LLC ("Truco Seller"). On December 14, 2020, pursuant to the Stock Purchase Agreement, the Company caused its subsidiary, Heron, to purchase and acquire from Truco Holdings LLC all of the issued and outstanding shares of common stock of Truco (the "Truco Acquisition"). Upon completion of the Truco Acquisition, Truco became a wholly owned subsidiary of Heron. At the closing of the Truco Acquisition, the Company paid the aggregate cash purchase price of approximately $404.0 million to Truco Holdings LLC, including payments of approximately $3.0 million for cash on hand at Truco at the closing of the Truco Acquisition, less estimated working capital adjustments, subject to customary post-closing adjustments.

In addition, on December 14, 2020, UQF purchased and acquired from OTB Acquisition, LLC certain intellectual property ("OTB IP") assets (the "IP Purchase") pursuant to an Asset Purchase Agreement, dated November 11, 2020, among UQF, Truco Holdings LLC and OTB Acquisition LLC. The IP Purchase was determined to be an asset acquisition under the provisions of ASC Subtopic 805-50. The IP Purchase is accounted for separately from the Truco Acquisition, as Truco and the OTB IP were acquired from two different selling parties that were not under common control and the two acquisitions are separate transactions. The OTB IP was initially recognized and measured by the Company based on its purchase price of $79.0 million since it was acquired in an asset purchase and is treated as an indefinite lived intangible asset.

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

The Company incurred $5.6 million of transaction costs directly related to the acquisition. These transaction costs are recorded within administrative expenses within the consolidated statements of operations and comprehensive income (loss). Truco contributed revenues of $44.3 million and net income of $4.7 million in the consolidated statement of operations and comprehensive income (loss) for the for the first fiscal quarter of 2021.

Vitner's

On January 11, 2021, the Company announced that its subsidiary, UQF entered into a definitive agreement with Snak-King Corp. to acquire certain assets of the C.J. Vitner business ("Vitner's acquisition" or "acquisition of Vitner's"), a leading brand of salty snacks in the Chicago, IL area. The Company closed this transaction on February 8, 2021 and the purchase price of approximately $25 million was funded from current cash-on-hand. The provisional fair values to which the purchase price was allocated were $2.9 million to trademarks, $0.8 million to customer relationships, $1.7 million to DSD routes, and $17.8 million to goodwill. The trademarks and customer relationships are being amortized over a period of 15 years. As of April 4, 2021, the purchase price allocation has not been finalized. We expect to finalize the valuation report and complete the purchase price allocation no later than one-year from the acquisition date.

3.INVENTORIES
Inventories consisted of the following:

(in thousands)	As of April 4, 2021	As of January 3, 2021
Finished goods	$33,981	$28,935
Raw materials	27,544	25,129
Maintenance parts	6,059	5,746
Total inventories	$67,584	$59,810
4.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

(in thousands)	As of April 4, 2021	As of January 3, 2021
Land	$22,674	$22,750
Buildings	83,996	83,780
Machinery and equipment	165,670	157,513
Land improvements	2,226	2,228
Building improvements	1,057	1,047
Construction-in-progress	9,685	15,518
	285,308	282,836
Less: accumulated depreciation	(22,309)	(12,420)
Property, plant and equipment, net	$262,999	$270,416
Depreciation expense was $9.9 million and $7.0 million for the thirteen weeks ended April 4, 2021 (Successor), and the thirteen weeks ended March 29, 2020 (Predecessor), respectively. Depreciation expense is classified in cost of goods sold, selling expenses, and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

5.GOODWILL AND INTANGIBLE ASSETS, NET
A rollforward of goodwill is as follows:

Successor
(in thousands)
Balance as of Balance as of January 3, 2021	$862,183
Acquisition of Vitner's	17,880
Balance as of April 4, 2021	$880,063
For the first fiscal quarter of 2021, the change to goodwill was attributable to the acquisition of Vitner's.
Intangible assets, net, consisted of the following:

(in thousands)	As of April 4, 2021	As of January 3, 2021
Subject to amortization:
Distributor/customer relationships	$671,940	$671,150
Technology	43	43
Trade names	60,750	57,810
Master distribution rights	2,221	2,221
Amortizable assets, gross	734,954	731,224
Accumulated amortization	(17,739)	(8,268)
Amortizable assets, net	717,215	722,956
Not subject to amortization:
Trade names	434,513	434,513
Company owned routes	15,540	14,240
Intangible assets, net	$1,167,268	$1,171,709
Amortizable trademark intangible assets increased by $2.9 million and distributor/customer relationships increased by $0.8 million during the first quarter of fiscal 2021 due to the acquisition of Vitner's. Company owned routes increased by $1.7 million related to routes acquired in the acquisition of Vitner's and $1.2 million related to the purchase of certain distribution rights in the Central Florida region from an existing third party distributor. There were no other changes to intangible assets during the thirteen weeks ended April 4, 2021 other than those which arise from the normal course of business of buying and selling of Company owned routes and amortization.
Amortization of the distributor/customer relationships, technology, and trade names amounted to $9.5 million and $1.9 million for the thirteen weeks ended April 4, 2021 (Successor), and the thirteen weeks ended March 29, 2020 (Predecessor), respectively. Amortization expense is classified in administrative expenses on the consolidated statements of operations and comprehensive income (loss).
6.NOTES RECEIVABLE
The Company has undertaken a program in recent years to sell company-managed DSD distribution routes to IOs. Contracts are executed between the Company and the IO for the sale of the product distribution route, including a note in favor of the Company, in certain cases. The notes bear interest at rates ranging from 0.00% to 8.55% with terms ranging generally from one to ten years. The notes receivable balances due from IOs at April 4, 2021 and January 3, 2021 totaled $27.9 million and $27.1 million, respectively, and are collateralized by the routes for which the loans are made. Of the balance at April 4, 2021 and January 3, 2021, $23.6 million and $23.1 million, respectively relates to corresponding notes payable, as discussed in further detail within Note 8. "Long-Term Debt".
Other notes receivable totaled $0.4 million and $0.6 million as of April 4, 2021 and January 3, 2021, respectively.

7.ACCRUED EXPENSES AND OTHER
Accrued expenses and other consisted of the following:

(in thousands)	As of April 4, 2021	As of January 3, 2021
Accrued compensation and benefits	$17,789	$36,968
Accrued freight and manufacturing related costs	7,013	6,972
Insurance liabilities	7,256	8,100
Short term interest rate hedge liability	3,009	3,048
Accrued interest	576	1,220
Accrued sales tax	1,300	1,300
Truco acquisition tax consideration	4,468	4,468
Accrued distributions	—	4,261
Other accrued expenses	8,174	14,451
Total accrued expenses and other	$49,585	$80,788
As of April 4, 2021, the long term accrued expenses and other primarily consists of $28.7 million related to the TRA, described in Note 2. "Acquisitions", $7.1 million related to supplemental retirement and salary continuation plans, $1.3 million related the long term portion of an interest rate hedge liability and $0.4 million of other long term accrued. As of January 3, 2021, the long term accrued expenses and other primarily consists of $28.7 million related to the TRA, described in Note 2. "Acquisitions", $6.9 million related to supplemental retirement and salary continuation plans, $2.1 million related the long term portion of an interest rate hedge liability and $0.1 million of other long term accrued expenses.
8.LONG-TERM DEBT
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (the “ABL facility”) in an initial aggregate principal amount of $100.0 million. The ABL facility was set to expire on the fifth anniversary of closing, or November 21, 2022. On April 1, 2020, the ABL facility was amended to increase the credit limit up to $116.0 million and to extend the maturity through August 22, 2024. On December 18, 2020 the ABL facility was amended to increase the credit limit up to $161.0 million and as of April 4, 2021, the outstanding balance of the ABL facility was $15.0 million. No amounts were outstanding under this facility as of January 3, 2021. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit. As of April 4, 2021 and January 3, 2021, $93.4 million and $106.4 million, respectively, was available for borrowing, net of letters of credit. The facility bears interest at an annual rate based on LIBOR plus an applicable margin of 1.50% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.50% (ranging from 0.50% to 1.00%). Had the Company elected to use the Prime rate, the interest rate on the facility as of April 4, 2021 and March 29, 2020, would have been 3.75% and 3.75%, respectively. The Company elected to use the LIBOR rate, the interest rate on the ABL facility as of April 4, 2021 was 1.61%. The Company elected to use the LIBOR rate as of March 29, 2020 and the interest rate was 2.36%. The ABL facility is also subject to unused line fees (0.5% at April 4, 2021) and other fees and expenses.
Standby letters of credit in the amount of $14.1 million have been issued as of April 4, 2021 and January 3, 2021. The standby letters of credit are primarily issued for insurance purposes.
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

The First Lien Term Loan requires quarterly principal payments of $1.3 million beginning March 2018, with a balloon payment due for any remaining balance on the seventh anniversary of closing, or November 21, 2024. On August 28, 2020, as part of the Business Combination (as described in Note 1. "Operations and Summary of Significant Accounting Policies" and Note 2. "Acquisitions") an advance payment of principal was made on the First Lien Term Loan of $111.6 million. The First Lien Term Loan bears interest at an annual rate based on either LIBOR plus an applicable margin of 3.50%, or prime rate plus an applicable margin of 2.50%. The interest rate on the First Lien Term Loan as of March 29, 2020 was 5.10%. In connection with Amendment No. 2 to the Credit Agreement, dated November 21, 2017 with Bank of America, N.A., as further described within this note, the outstanding balance of $410 million was repaid in full the interest rate on this instrument was 3.64% at the time of payoff.
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
On December 14, 2020, the Company entered into a Bridge Credit Agreement with a syndicate of banks, led by Bank of America, N.A. (the “Bridge Credit Agreement”). The proceeds of the Bridge Credit Agreement were used to fund the Company’s acquisition of Truco and the IP Purchase from OTB Acquisition, LLC, in which the Company withdrew $490.0 million to finance the Truco Acquisition and IP Purchase. The Bridge Credit Agreement bears interest at an annual rate based on 4.25% Base plus 1 month LIBOR with scheduled incremental increases to the base rate, as defined in the Bridge Credit Agreement. The loan converts into an Extended Term Loan if the Loan remains open 365 days after the closing date. As of January 3, 2021, the outstanding balance of the Bridge Credit Agreement was $370.0 million, with $120.0 million being repaid from the redemption of the Company's warrants. Commitment fees and deferred financing costs on the Bridge Credit Agreement totaled $7.2 million, of which $2.6 million remained on the books as of January 3, 2021. In connection with Amendment No. 2 to the Credit Agreement, and a $12.0 million repayment in the first quarter of 2021, the outstanding balance of $370.0 million was repaid in full.
On January 20, 2021, the Company entered into Amendment No. 2 to the Credit Agreement ("Amendment No. 2") which provided additional operating flexibility and revisions to certain restrictive covenants. Pursuant to the terms of Amendment No. 2, the Company raised $720 million in aggregate principal of Term Loan B ("Term Loan B") which bears interest at LIBOR plus 3.00%, and extended the maturity of the Credit Agreement to January 20, 2028. The proceeds were used, together with cash on hand and proceeds from our exercised warrants, to redeem the outstanding principal amount of existing Term Loan B and Bridge Credit Agreement of $410 million and $358 million, respectively. The refinancing was accounted for as an extinguishment. The Company incurred debt issuance costs and original issuance discounts of $8.4 million. The interest rate on this instrument was 3.11% as of April 4, 2021.
The First Lien Term Loan, the Secured First Lien Note, Term Loan B, and the ABL facility are collateralized by substantially all of the assets and liabilities of the Company. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of the Company. The Company was in compliance with its financial covenant as of April 4, 2021.
Other Notes Payable and Capital Leases
During the first fiscal quarter of 2020, the Company closed on the acquisition of Kitchen Cooked and the acquisition included a deferred purchase price of $2.0 million, of which $1.0 million is still outstanding as of April 4, 2021 and January 3, 2021. Additionally, during the first fiscal quarter of 2020, the Company purchased intellectual property that include a deferred purchase price of $0.5 million, of which $0.4 million and $0.5 million is outstanding as of April 4, 2021 and January 3, 2021, respectively.

Amounts outstanding under notes payable consisted of the following:

(in thousands)	As of April 4, 2021	As of January 3, 2021
Note payable – IO notes	$23,567	$23,106
Capital lease	8,448	8,967
Other	1,545	1,509
Total notes payable	33,560	33,582
Less: current portion	(8,142)	(9,018)
Long term portion of notes payable	$25,418	$24,564
During fiscal 2019, the Company sold $33.2 million of notes receivable from IOs on its books for $34.1 million in a series of transactions to a financial institution. During the first quarter of fiscal 2021, the Company sold an additional $2.3 million of notes receivable from IOs on its books for $2.5 million to a financial institution. Due to the structure of the transactions, the sale did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding notes receivable also remained on the Company’s books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through December 2028. The Company partially guarantees the outstanding loans, as discussed in further detail within Note 11. "Contingencies". These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
Interest expense for the thirteen weeks ended April 4, 2021 (Successor) was $10.9 million, $7.6 million of which was related to the Company’s credit facility and other long-term debt, of which $2.9 million was related to amortization of deferred financing fees, and $0.4 million of which was related to IO loans. Interest expense for the thirteen weeks ended March 29, 2020 (Predecessor) was $9.6 million, $8.3 million of which was related to the Company’s credit facility and other long-term debt, $0.7 million of which was related to amortization of deferred financing fees, and $0.6 million of which was related to IO loans. The interest expense on IO loans is a pass-through expense that has an offsetting interest income within Other (expense) income.
9.DERIVATIVE FINANCIAL INSTRUMENTS AND PURCHASE COMMITMENTS
Derivative Financial Instruments
To reduce the effect of interest rate fluctuations, the Company entered into an interest rate swap contract on September 6, 2019, with an effective date of September 30, 2019, with a counter party to make a series of payments based on a fixed interest rate of 1.339% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams are based on a notional amount of $250 million. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At April 4, 2021, the effective fixed interest rate on the long-term debt hedged by this contract was 3.47%. For further treatment of the Company’s interest rate swap, refer to Note 10. "Fair Value Measurements" and Note 12. "Accumulated Other Comprehensive Income (Loss)."
Warrant Liabilities
The Company has outstanding warrants which are accounted for as derivative liabilities pursuant to ASC 815-40. See Note 16. "Warrants" for additional information on our warrant liabilities. A reconciliation of the changes in the warrant liability during the thirteen weeks ended April 4, 2021 (Successor) is as follows:

(in thousands)
Fair value of warrant liabilities as of January 3, 2021	$137,612
Loss on remeasurement of warrant liability	21,501
Reclassification of warrant liability to equity for exercised or cancelled warrants	(54,713)
Fair value of warrant liabilities as of April 4, 2021	$104,400

Purchase Commitments
Additionally, the Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $81.2 million as of April 4, 2021.  The Company has recorded purchase commitment losses totaling $0.0 million and $0.3 million for the thirteen weeks ended April 4, 2021 (Successor), and the thirteen weeks ended March 29, 2020 (Predecessor), respectively.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of April 4, 2021:

(in thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$4,020	$—	$—	$4,020
Total assets	$4,020	$—	$—	$4,020
Liabilities
Commodity contracts	$—	$220	$—	$220
Interest rate swaps	—	4,351	—	4,351
Private placement warrants	—	104,400	—	104,400
Debt	—	725,943	—	725,943
Total liabilities	$—	$834,914	$—	$834,914

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
11.CONTINGENCIES
Litigation Matters
The Company is involved in litigation and other matters incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations or cash flows.
Tax Matters
The Company received an assessment from the Commonwealth of Pennsylvania pursuant to a sales and use tax audit for the period from January 1, 2014 through December 31, 2016. As of April 4, 2021 and January 3, 2021, the Company had a reserve of $1.3 million, to cover the assessment.
Guarantees
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $3.3 million and $4.1 million at April 4, 2021 and January 3, 2021, respectively, all of which was recorded by the Company as an off balance sheet arrangement. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $8.4 million and $7.1 million at April 4, 2021 and January 3, 2021, respectively, which are off balance sheet. As discussed in Note 8. "Long-Term Debt", the Company also sold notes receivable on its books to Bank of America during fiscal 2019 and fiscal 2021, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at April 4, 2021 and January 3, 2021 was $17.4 million and $16.5 million, respectively. Due to the structure of the transactions, the sale did not qualify for sale accounting treatment, as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding note receivable also remained on the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $6.2 million and $6.6 million at April 4, 2021 and January 3, 2021, respectively, all of which was the Company's consolidated balance sheets. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.

12.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Total accumulated other comprehensive income (loss) was $1.7 million as of April 4, 2021 and $0.9 million as of January 3, 2021. Total accumulated other comprehensive income (loss) consists solely of unrealized gains (losses) from the Company’s derivative financial instruments accounted for as cash flow hedges.
During the periods ended April 4, 2021 and March 29, 2020, changes to the balance in accumulated other comprehensive income (loss) were as follows:

Successor
(in thousands)	Gain on Cash Flow Hedges
Balance as of January 3, 2021	$924
Unrealized gain on cash flow hedges	822
Balance as of April 4, 2021	$1,746

Predecessor
(in thousands)	Loss on Cash Flow Hedges
Balance as of December 29, 2019	$1,408
Unrealized loss on cash flow hedges	(7,208)
Balance as of March 29, 2020	$(5,800)
13.SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest was $9.8 million and $9.5 million for the thirteen weeks ended April 4, 2021 (Successor), and the thirteen weeks ended March 29, 2020 (Predecessor), respectively. Refunds related to income related taxes were $0.2 million and $0.2 million for the thirteen weeks ended April 4, 2021 (Successor), and the thirteen weeks ended March 29, 2020 (Predecessor), respectively. Payments made for income-related taxes were $0.0 million and $0.0 million for the thirteen weeks ended April 4, 2021 (Successor), and the thirteen weeks ended March 29, 2020 (Predecessor), respectively. Dividends paid during the thirteen weeks ended April 4, 2021 (Successor) were $4.3 million and were included within the "accrued expense and other" of the Consolidated Balance Sheet as of January 3, 2021. There were no accrued dividend as of April 4, 2021.
14.INCOME TAXES
The Company is subject to federal and state income taxes with respect to our allocable share of any taxable income or loss of UBH, as well as any standalone income or loss the Company generates. UBH is treated as a partnership for federal income tax purposes, and for most applicable state and local income tax purposes, and generally does not pay income taxes in most jurisdictions. Instead, UBH taxable income or loss is passed through to its members, including the Company. Despite its partnership treatment, UBH is liable for income taxes in those states not recognizing its pass-through status and for certain of its subsidiaries not taxed as pass-through entities. The Company has acquired various domestic entities taxed as corporations, which are now wholly-owned by us or our subsidiaries. Where required or allowed, these subsidiaries also file and pay tax as a consolidated group for federal and state income tax purposes. The Company anticipates this structure to remain in existence for the foreseeable future.

The Company recorded income tax expense of $1.0 million and $1.5 million for the thirteen-week periods ended April 4, 2021 and March 29, 2020, respectively. The effective tax rates for the thirteen-week periods ended April 4, 2021 and March 29, 2020 were (4.5)% and 46.3%, respectively. The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of UBH, which is a partnership, is not taxed at the Company level, and is required to allocate some of its taxable results to the Continuing Members, as well as state taxes and the fair value impact of warrant liabilities. The Company’s effective tax rate for the thirteen-week period ended April 4, 2021 is 6.5% before consideration of any discrete items. During the thirteen-week period ended April 4, 2021, the effective tax rate was impacted by statutory state tax rate changes which resulted in a discrete tax expense of $1.1 million.

The Company regularly evaluates valuation allowances established for deferred tax assets ("DTA's") for which future realization is uncertain. The Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit use of the existing DTA's. As of April 4, 2021, a significant piece of objective negative evidence evaluated was the twelve-quarter cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTA's such as the investment in Utz Brands Holdings, LLC and state net operating losses where the Company does not expect to continue to have nexus. Therefore, a full valuation allowance has been recorded against the DTA's for which it is more-likely-than-not they will not be realized. The amount of DTA considered realizable; however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

As of April 4, 2021, tax years 2017 through 2021 remain open and subject to examination by the Internal Revenue Service and the majority of the states where the Company has nexus, and tax years 2016 through 2021 remain open and subject to examination in selected states that have a longer statute of limitations.

Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of April 4, 2021 and January 3, 2021, respectively.

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

As of April 4, 2021 and January 3, 2021, the Company had a liability of $28.7 million related to its projected obligations under the TRA, which is reflected as a non-current accrued expense in the consolidated balance sheet.

15.LEASES

The Company leases certain vehicles, equipment and distribution centers under operating leases expiring in various years through 2031. Lease terms range from one month to twelve years.

Capital leases, net, are included in Property, Plant and Equipment as follows:

(in thousands)	As of April 4, 2021	As of January 3, 2021
Leases	$9,423	$9,335
Less: accumulated depreciation	1,113	526
Leases, net	$8,310	$8,809

Charges resulting from the depreciation of assets held under capital leases are recognized within depreciation expense in the consolidated statements of operations and comprehensive income (loss). Rental expense for leases to third parties totaled was $2.6 million and $2.9 million for the thirteen weeks ended April 4, 2021 (Successor), and the thirteen weeks ended March 29, 2020 (Predecessor), respectively.

Future minimum payments, to third parties, by year and in the aggregate, consisted of the following at April 4, 2021:

(in thousands)
2021 Remaining	$11,848
2022	10,750
2023	8,292
2024	5,761
2025	4,285
Thereafter	5,005
Total	$45,941

16.WARRANTS

Prior to the Business Combination, CCH issued 15,833,332 warrants that were initially sold by CCH in its initial public offering of securities (the “Public Warrants”), including 1,166,666 warrants issued pursuant to those certain Forward Purchase Agreements entered into by CCH, the Sponsor, and the independent directors of CCH (the “Forward Purchase Agreements”) that were issued at the Closing of the Business Combination as part of the Forward Purchase Agreement discussed below (the “Forward Purchase Warrants”), and 7,200,000 warrants initially sold to the Sponsor simultaneously with the closing of its initial public offering (the “Private Placement Warrants,” collectively, with the Public Warrants and Forward Purchase Warrants, the “Warrants”). As a result of the Business Combination, the Company assumed the CCH warrants and such warrants are now exercisable for shares of UBI Class A Common Stock instead of Class A ordinary shares of CCH. All other features of the warrants remain unchanged. On December 14, 2020, the Company provided notice to the holders of the Public Warrants and Forward Purchase Warrants that their warrants would be redeemed in accordance with the original terms on January 14, 2021. As of April 4, 2021, all Public Warrants of 7,466,666 and Forward Purchase Warrants of 1,166,666 have been exercised. Prior to January 3, 2021, 10,825,664 Public Warrants and Forward Purchase Warrants were exercised. As of April 4, 2021, there were 7,200,000 Private Placement Warrants outstanding. As of January 3, 2021, there were 4,575,645 Public Warrants, 432,000 Forward Purchase Warrants, and 7,200,000 Private Placement Warrants outstanding.

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

We account for the Warrants as derivative liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), due to certain settlement provisions in the corresponding warrant agreement that do not meet the criteria to be classified in stockholders’ equity. Pursuant to ASC 815-40, the Warrants are now classified as a liability at fair value on the Company’s consolidated balance sheet, and the change in the fair value of such liability in each period is recognized as a non-cash gain or loss in the Company’s consolidated statements of operations and comprehensive income (loss). The Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the Warrants recognized.

The remeasurement of the warrant liability resulted in a loss of $21.5 million for the thirteen weeks ended April 4, 2021 (Successor). The Predecessor did not have warrants and as such no remeasurement of warrant liability is recorded in the thirteen week period ended March 29, 2020 (Predecessor).

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
18. EQUITY

Class A Common Stock

The Company is authorized to issue 1,000,000,000 shares of Class A Common Stock, par value $0.0001 per share, of which 76,481,833 and 71,094,714 shares of UBI were issued and outstanding on April 4, 2021 and January 3, 2021, respectively. Upon the Closing of the Business Combination, all shares of CCH Class A ordinary shares, including 3,500,000 Forward Purchase Class A Ordinary Shares of CCH that were issued at the Closing of the Business Combination as part of the Forward Purchase Agreement discussed below, and Class B ordinary shares, less shareholder redemptions, were converted on a one-for-one basis into shares of Class A Common Stock, including 2,000,000 shares of Class B Common Stock initially issued to the Sponsor, which immediately vested upon the Closing of the Business Combination and converted into shares of Class A Common Stock of the Company.

Class V Common Stock

The Company is also authorized to issue 61,249,000 shares of Class V Common Stock, par value of $0.0001 all of which were issued to the Continuing Members in connection with the Closing of the Business Combination, as described in Note 2, “Acquisitions”. Each of the Continuing Members' common limited liability company units of UBH along with a share of Class V Common Stock may be exchanged for one share of Class A Common Stock of the Company upon certain restrictions being satisfied, as described in Note 2. “Acquisitions”. As of April 4, 2021 and January 3, 2021, there were 60,349,000 shares of Class V Common Stock outstanding.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

Successor
(in thousands, except share data)	Thirteen weeks ended April 4, 2021
Basic and diluted earnings per share:
Numerator:
Net loss attributable to common stockholders	$(22,529)
Denominator:
Weighted average Class A Common Stock shares, basic	75,927,005
Basic and diluted earnings per share	$(0.30)
Anti-dilutive securities excluded from diluted earnings per share calculation:
Warrants	4,092,590
2020 LTIP RSUs	1,307,549
Initial Grant RSUs	57,742
PSUs	142,541
Stock options	93,211
Total	5,693,633
Class V Common Stock not subject to earnings per share calculation	60,349,000
Net loss attributable to noncontrolling interest	$(820)

The diluted earnings per share computation excludes the effect of certain RSUs granted to Directors and Management which convert to Class A Common Stock upon vesting 50% at December 31, 2022 and 50% at December 31, 2023, as their inclusion would have been anti-dilutive.

Shares of the Company’s Class V Common Stock do not participate in earnings or losses of the Company and, therefore, are not participating securities. Additionally, none of the share based compensation awards participated in earnings or losses of the Company the thirteen weeks ended April 4, 2021 (Successor). As such, basic and diluted earnings per share calculations under the two-class method were not required. At April 4 2021, the Continuing Members held 60,349,000 shares of Class V Common Stock issued and outstanding and also held an equal number of common limited liability company units of UBH, which comprise the noncontrolling interest. The net loss attributable to the noncontrolling interest was $0.8 million for the thirteen weeks ended April 4, 2021 (Successor).

20. SUBSEQUENT EVENTS
On April 8, 2021, our Board of Directors declared a cash dividend of $0.05 per share on our Class A Common Stock, to the stockholders of record on April 19, 2021. Payment of the dividend was executed on May 10, 2021.
On May 11, 2021, the Company announced that it entered into a definitive agreement with Great Lakes Festida Holdings, Inc., to acquire all of the assets including real estate related to the operation of Festida Foods, a manufacturer of tortilla chips, corn chips, and pellet snacks, and the largest manufacturer of tortilla chips for the Company's ON THE BORDER® brand. The Company expects to close on the deal in the second quarter of 2021, with the purchase price of approximately $41 million that will be funded from the revolving credit facility.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited combined interim consolidated financial statements as of and for the thirteen weeks ended April 4, 2021 (Successor), together with our audited combined consolidated financial statements for our most recently completed fiscal year set forth under Item 8 of our Annual Report on Form 10-K/A. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A “Risk Factors” of our Annual Report on Form 10-K/A and other filings under the Exchange Act.

Our fiscal year end is the Sunday closest to December 31. Our fiscal year 2020 ended January 3, 2021 and was a fifty-three-week period and our fiscal year 2021 will end January 2, 2022 and is a fifty-two-week fiscal year. Our fiscal quarters are comprised of thirteen weeks each, except for fifty-three-week fiscal periods of which the fourth quarter is comprised of fourteen weeks, and end on the thirteenth Sunday of each quarter (fourteenth Sunday of the fourth quarter, when applicable).
Overview
We are a leading manufacturer, marketer, and distributor of high-quality, branded snacking products in the United States. We produce a broad offering of salty snacks, including potato chips, pretzels, cheese snacks, veggie snacks, pork skins, pub/party mixes, and other snacks. Our iconic portfolio of authentic, craft, and “better for you” brands, which includes Utz®, ON THE BORDER®, Zapp’s®, Golden Flake®, Good Health®, Boulder Canyon®, Hawaiian® Brand, and TORTIYAHS!®, among others, enjoys strong household penetration in the United States, where our products can be found in approximately 49% of U.S. households. We operate 14 manufacturing facilities with a broad range of capabilities, and our products are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors, and more than 1,600 direct-store-delivery (“DSD”) routes. Our company was founded in 1921 in Hanover, Pennsylvania, and benefits from 100 years of brand awareness and heritage in the salty snack industry. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2020 retail sales, we are the second-largest producer of branded salty snacks in our core geographies, where we have acquired strong regional brands and distribution capabilities in recent years.
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
As a staple food product with resilient consumer demand and a predominantly domestic supply chain, the salty snack category is well positioned to navigate periods of economic disruption or other unforeseen global events. The U.S. salty snack category has demonstrated strong performance through economic downturns historically, growing at a 4% CAGR from 2007 to 2010 during the last recession. More recently, the U.S. salty snack category demonstrated strong performance during the novel coronavirus (“COVID-19”) pandemic which began in March 2020 in the U.S. For the thirteen weeks ended April 4, 2021 (Successor), U.S. retail sales for salty snacks based on IRI data increased by 1.7% versus the comparable prior year period. In the same period, our retail sales decreased by 2.3%. The U.S. salty snack category has grown at a 6% CAGR from 2019 to 2021, while the Company has grown at a 5.9% CAGR over the same time period.
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

Financing Costs – We regularly evaluate our variable and fixed-rate debt. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the thirteen weeks ended April 4, 2021 (Successor) was 3.7%, down from 5.4% during the thirteen weeks ended March 29, 2020 (Predecessor). We have used interest rate swaps to help manage some of our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 8. "Long-Term Debt" and Note 9. "Derivative Financial Instruments and Purchase Commitments" to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this filing for additional information on debt, derivative and purchase commitment activity.

LIBOR Transition – As of April 4, 2021, we had $718.2 million in variable rate indebtedness, down from $780.0 million at January 3, 2021. As of April 4, 2021 our variable rate indebtedness is tied to the Eurocurreny Rate which currently uses the London Inter Bank Offered Rate ("LIBOR") as a benchmark for establishing applicable rates. As announced in July 2017, LIBOR is expected to be phased out by the end of 2021. On November 30, 2020, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation issued a public statement that the administrator of LIBOR announced it will consult on an extension of publication of certain U.S. Dollar LIBOR tenors until June 30, 2023, which would allow additional legacy USD LIBOR contracts to mature before the succession of LIBOR. The Eurocurrency Rate could change benchmarks, the extent and manner of any future changes with respect to methods of calculating LIBOR or replacing LIBOR with another benchmark are unknown and impossible to predict at this time and, as such, may result in interest rates that are materially higher than current interest rates. If interest rates applicable to our variable interest indebtedness increase, our interest expense will also increase, which could make it difficult for us to make interest payments and fund other fixed costs and, in turn, adversely impact our cash flow available for general corporate purposes.

COVID-19 – In March 2020, the World Health Organization declared that COVID-19 constituted a “Public Health Emergency of International Concern” and later characterized it as a “pandemic”. In response, we have taken necessary preventive actions and continue to implement safety measures to protect our employees who are working on and off site. The same time period, March 2020, also marked the beginning of COVID-19’s impact on the consumption, distribution and production of our products. Demand for product increased significantly for several weeks in late March and into April 2020 as customers “pantry-loaded” in response to “shelter-in-place” measures that were enacted in many markets. Following that initial spike, in the weeks that followed, demand for product continued to out-pace prior year rates as families have favored “at-home” dining at a greater rate than pre-pandemic levels. We have serviced that demand by increasing production and distribution activities. Our strategic manufacturing capabilities and DSD distribution network have allowed us to effectively service the increased demand and be responsive to evolving market dynamics driven by changes in consumer behavior. We will continue to monitor customer and consumer activity and adapt our plans as necessary to best service the business.
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

On February 8, 2021, the Company closed on a definitive agreement with Snak-King Corp. to acquire certain assets of the C.J. Vitner's business, a leading brand of salty snacks in the Chicago, IL area. The acquisition increases our distribution in the Chicago area and Midwest Region and expands our product offering. The Company paid the aggregate cash purchase price of approximately $25 million which was funded from current cash-on-hand.

Commodity Trends
We regularly monitor worldwide supply and commodity costs so we can cost-effectively secure ingredients, packaging and fuel required for production. A number of external factors such as weather conditions, commodity market conditions, and the effects of governmental, agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address commodity costs primarily through the use of buying-forward, which locks in pricing for key materials between three and 18 months in advance. Other methods include hedging, net pricing adjustments, and manufacturing and overhead cost control. Our hedging techniques, such as forward contracts, limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Toward the end of 2020, we began to experience an increase in pricing in certain commodities that has continued into Q1 2021. We expect this trend to continue throughout 2021. Due to competitive or market conditions, planned trade or promotional incentives, or other factors, our pricing actions may also lag commodity cost changes.
While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources.
Independent Operator Conversions
Our DSD distribution is executed via company-owned routes operated by route sales professionals ("RSP" or "RSPs"), and third-party routes managed by IOs. We have used the IO and RSP models for more than a decade. In fiscal year 2017, we embarked on a multi-year strategy to convert all company owned RSP routes to the IO model. The mix between IOs and RSP was approximately 81% and 19%, respectively as of April 4, 2021 versus 76% and 24% ratio for IOs and RSPs respectively as of March 29, 2020. We anticipate completing substantially all remaining conversions by the second quarter of fiscal year 2022. The conversion process involves selling distribution rights to a defined route to an IO. As we convert a large number of routes in a year, there is a meaningful decrease in the selling and administrative costs that we previously incurred on RSPs and a corresponding increase in discounts paid to IOs to cover their costs to distribute our product. The net impact is a reduction in Selling expenses and a decrease in Net Sales and Gross Profit. Conversions also impact our balance sheet resulting in cash proceeds to us as a result of selling the route to an IO, or by creating notes receivable related to the sale of the routes.

Results of Operations
Overview
The following tables present selected unaudited financial data for the thirteen weeks ended April 4, 2021 (Successor) and the thirteen weeks ended March 29, 2020 (Predecessor).

	Successor	Predecessor
(in thousands)	Thirteen weeks ended April 4, 2021	Thirteen weeks ended March 29, 2020
Net sales	$269,182	$228,029
Cost of goods sold	173,941	148,015
Gross profit	95,241	80,014
Selling, general and administrative expenses
Selling	56,728	48,333
General and administrative	29,933	19,940
Total selling, general and administrative expenses	86,661	68,273
Gain on sale of assets
Gain on disposal of property, plant and equipment	297	68
Gain on sale of routes, net	422	404
Total gain on sale of assets	719	472
Income from operations	9,299	12,213
Other (expense) income
Interest expense	(10,861)	(9,643)
Other (expense) income	718	580
Loss on remeasurement of warrant liabilities	(21,501)	—
Other (expense) income, net	(31,644)	(9,063)
(Loss) income before taxes	(22,345)	3,150
Income tax (benefit) expense	1,004	1,458
Net (loss) income	(23,349)	1,692
Net loss attributable to noncontrolling interest	820	—
Net (loss) income attributable to controlling interest	$(22,529)	$1,692
Thirteen weeks ended April 4, 2021 (Successor) versus thirteen weeks ended March 29, 2020 (Predecessor)
Net sales
Net sales was $269.2 million and $228.0 million for the thirteen weeks ended April 4, 2021 (Successor), and the thirteen weeks ended March 29, 2020 (Predecessor), respectively. Net sales for the thirteen weeks ended April 4, 2021 (Successor) increased $41.2 million or 18.0% over the comparable period in 2020. The increase in net sales for the thirteen weeks ended April 4, 2021 (Successor) was primarily related to the acquisitions of Truco, Vitner's, and H.K. Anderson and favorable price/mix of 1.9%. The thirteen weeks ended March 29, 2020 (Predecessor) experienced increased sales across customers and geographies that were heightened by increased in-home consumption of salty snacks due to COVID-19.
IO discounts increased to $26.5 million for the thirteen weeks ended April 4, 2021 (Successor) from $24.1 million for the corresponding thirteen weeks ended March 29, 2020 (Predecessor). Excluding the impacts of acquisitions and changes to IO discounts due to RSP to IO conversion, total net sale declined 2.9% for the thirteen weeks ended April 4, 2021 (Successor) versus the corresponding period in 2020.

Net sales are evaluated based on our classification as Power and Foundation brands. Power brands include our iconic heritage Utz brand; craft brands such as ON THE BORDER®, Zapp’s®, Golden Flake® Pork Skins, and Hawaiian®; “better for you” brands such as Good Health® and Boulder Canyon®; and selected licensed brands such as TGI Fridays® and Herdez®. Our Foundation brands are comprised of several regional brands, including Bachman®, Golden Flake® Chips and Cheese, Tim’s Cascade® Snacks, Snyder of Berlin®, and “Dirty” Potato Chips® as well as partner and private label brands.
For the thirteen weeks ended April 4, 2021 (Successor), excluding brands acquired through our H.K. Anderson, Truco, and Vitner's acquisitions, Power Brand sales decreased by approximately 1%, while Foundation Brand sales decreased approximately 4% from the thirteen weeks ended March 29, 2020 (Predecessor). The decline in both Power and Foundation Brands is due to lapping of prior period sales driven by pantry loading at the onset of the COVID-19 pandemic in the first quarter of 2020. Conversely, our Power Brands have a stronger presence in the grocery channel, which have performed well during this time period. In addition the eCommerce channel continues to grow and we experienced some rebounding sales in the convenience store channel due to a lower impact of COVID-19 related conditions.
Cost of goods sold and Gross profit
Gross profit was $95.2 million and $80.0 million for the thirteen weeks ended April 4, 2021 (Successor) and the thirteen weeks ended March 29, 2020 (Predecessor), respectively. The increase in gross profit for thirteen weeks ended April 4, 2021 (Successor) was driven by higher sales driven by acquisitions, contributions from the acquisition of Truco, Vitner's, and H.K. Anderson, leveraging our existing infrastructure and available capacity, improving efficiencies with productivity initiatives, which were partially offset by the commodity cost inflation.
Our gross profit margin was 35.4% for the thirteen weeks ended April 4, 2021 (Successor) versus 35.1% for the thirteen weeks ended March 29, 2020 (Predecessor). The improvement in gross profit margin was primarily driven by net price realization and favorable mix of Power Brands with better margins, partially offset by increased commodity costs. Additionally, IO discounts increased to $26.5 million for the thirteen weeks ended March 29, 2020 (Predecessor) from $24.1 million for the thirteen weeks ended April 4, 2021 (Successor), reducing gross profit by $2.4 million.
Selling, general and administrative expense
Selling, general and administrative expenses were $86.7 million and $68.3 million for the thirteen weeks ended April 4, 2021 (Successor), and the thirteen weeks ended March 29, 2020 (Predecessor), respectively. Selling, general and administrative expenses for the thirteen weeks ended April 4, 2021 (Successor) increased $18.4 million or 26.9% over the corresponding period in 2020. The increased expenses for the thirteen weeks ended April 4, 2021 (Successor) were driven by higher Business transformation initiatives, primarily attributable to expenses associated with the conversion of company-owned routes to IO routes and higher operational costs related to incremental operating expense of the acquired Truco, Vinter's, and H.K. Anderson businesses, higher public company compliance costs, higher delivery costs, partially offset by lower Acquisition and Integration expenses.
Gain (loss) on sale of assets
Gain on sale of assets was $0.7 million and $0.5 million for the thirteen weeks ended April 4, 2021 (Successor), and the thirteen weeks ended March 29, 2020 (Predecessor), respectively. Company owned routes were recorded at fair value as a result of the Business Combination, which resulted in increasing the IO route asset by $10.5 million. During the first fiscal quarter of 2021 conversions continued, gains were offset by the values of the routes that were established as part of the Business Combination.
Other (expense) income, net
Other expense, net was $31.6 million and $9.1 million for the thirteen weeks ended April 4, 2021 (Successor), and the thirteen weeks ended March 29, 2020 (Predecessor), respectively. The incremental expense for the thirteen weeks ended April 4, 2021 (Successor) was primarily due to a $21.5 million loss from the remeasurement of warrant liability and additional interest expense of $1.2 million.
Income taxes
Income tax expense was $1.0 million and $1.5 million for the thirteen weeks ended April 4, 2021 (Successor), and the thirteen weeks ended March 29, 2020 (Predecessor), respectively.

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
We define Further Adjusted EBITDA as Adjusted EBITDA after giving effect to pre-acquisition EBITDA of Truco, pre-acquisition Adjusted EBITDA of Vitner's, and pre-acquisition EBITDA of H.K. Anderson. We also report Further Adjusted EBITDA as a percentage of Pro Forma Net Sales as an additional measure to evaluate our Further Adjusted EBITDA margins on Pro Forma Net Sales.
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
The following table provides a reconciliation from Net (Loss) Income to EBITDA and Adjusted EBITDA for the thirteen weeks ended April 4, 2021 (Successor), and the thirteen weeks ended March 29, 2020 (Predecessor), respectively:

	Successor	Predecessor
(dollars in millions)	Thirteen weeks ended April 4, 2021	Thirteen weeks ended March 29, 2020
Net (loss) income	$(23.3)	$1.7
Plus non-GAAP adjustments:
Income Tax Expense	1.0	1.5
Depreciation and Amortization	19.4	8.9
Interest Expense, Net	10.9	9.6
Interest Income (IO loans)(1)	(1.0)	(0.5)
EBITDA	7.0	21.2
Certain Non-Cash Adjustments(2)	4.2	1.1
Acquisition and Integration(3)	1.9	5.2
Business Transformation Initiatives(4)	3.3	1.6
Financing-Related Costs(5)	—	0.1
Loss on Remeasurement of Warrant Liability(6)	21.5	—
Adjusted EBITDA	37.9	29.2
Adjusted EBITDA as a % of Net Sales	14.1%	12.8%
HKA Pre-Acquisition Adjusted EBITDA(7)	—	0.3
Vitner's Pre-Acquisition Adjusted EBITDA(7)	—	0.4
Truco Pre-Acquisition Adjusted EBITDA(7)	—	9.7
Further Adjusted EBITDA	$37.9	$39.6
(1)Interest Income from IO Loans refers to Interest Income that we earn from IO notes receivable that have resulted from our initiatives to transition from RSP distribution to IO distribution (“Business Transformation Initiatives”). There is a Notes Payable recorded that mirrors the IO notes receivable, and the interest expense associated with the Notes Payable is part of the Interest Expense, Net adjustment.

(2)Certain Non-Cash Adjustments are comprised primarily of the following:
Incentive programs – Utz Quality Foods, LLC, our wholly-owned subsidiary, established the 2018 Long-Term Incentive Plan (the “2018 LTIP”) for employees in February 2018. The Company recorded expense of $0.8 million for thirteen weeks ended March 29, 2020 (Predecessor). Expenses incurred for the 2018 LTIP are non-operational in nature and are expected to decline upon the vesting of the remaining phantom units from fiscal year 2018 and fiscal year 2019 at the end of fiscal year 2021. The phantom units under the 2018 LTIP were converted into the 2020 LTIP RSUs as part of the Business Combination. For the thirteen weeks ended April 4, 2021 (Successor), the Company incurred $2.9 million of share based compensation under the 2020 LTIP.
Purchase Commitments and Other Adjustments – We have purchased commitments for specific quantities at fixed prices for certain of our products’ key ingredients. To facilitate comparisons of our underlying operating results, this adjustment was made to remove the volatility of purchase commitment related gains and losses. For the thirteen weeks ended April 4, 2021 (Successor) we recorded a loss of $0.0 million compared to a benefit of $0.3 million for thirteen weeks ended March 29, 2020 (Predecessor).
(3)Adjustment for Acquisition and Integration Costs – This is comprised of consulting, transaction services, and legal fees incurred for acquisitions and certain potential acquisitions. The majority of charges are related to costs incurred for the Vitner's acquisition, the Truco acquisition, the Kitchen Cooked acquisition, and related integration expenditures where we incurred costs of $1.9 million and $5.2 million for the thirteen weeks ended April 4, 2021 (Successor) and the thirteen weeks ended March 29, 2020 (Predecessor), respectively.
(4)Business Transformation Initiatives Adjustment – This adjustment is related to consultancy, professional, and legal fees incurred for specific initiatives and structural changes to the business that do not reflect the cost of normal business operations. In addition, certain Rice/Lissette family-related costs incurred but not part of normal business operations, and gains realized from the sale of distribution rights to IOs and the subsequent disposal of trucks, and ERP transition costs, offset by severance costs associated with the elimination of RSP positions, fall into this category. The Company incurred such costs of $3.3 million and $1.6 million for the thirteen weeks ended April 4, 2021 (Successor) and the thirteen weeks ended March 29, 2020 (Predecessor), respectively.
(5)Financing-Related Costs – These costs include adjustments for various items related to raising debt and preferred equity capital or debt extinguishment costs. The Company incurred expenses of $0.1 million for the thirteen weeks ended March 29, 2020 (Predecessor).
(6)Losses (or gains) related to the changes in the remeasurement of warrant liabilities are not expected to be settled in cash, and when exercised would result in a cash inflow to the Company with the Warrants converting to Class A Common Stock with the liability being extinguished and the fair value of the Warrants at the time of exercise being recorded as an increase to equity.
(7)Pre-Acquisition Adjusted EBITDA – This adjustment represents the adjusted EBITDA of acquired companies prior to the acquisition date.
Liquidity and Capital Resources
The following table presents net cash provided by operating activities, investing activities and financing activities for the thirteen weeks ended April 4, 2021 (Successor) and thirteen weeks ended March 29, 2020 (Predecessor).

	Successor	Predecessor
(in thousands)	Thirteen weeks ended April 4, 2021	Thirteen weeks ended March 29, 2020
Net cash used in operating activities	$(13,183)	$(2,773)
Net cash used in investing activities	(25,311)	(14,464)
Net cash (used in) provided by financing activities	(4,317)	7,815

For the thirteen weeks ended April 4, 2021 (Successor), our consolidated cash balance, including cash equivalents, was $4.0 million or $42.8 million lower than at January 3, 2021. Net cash used in operating activities for the thirteen weeks ended April 4, 2021 (Successor) was $25.3 million compared to $14.5 million thirteen weeks ended March 29, 2020 (Predecessor), with the difference largely driven by changes increases in accounts receivable and inventory, and reductions in accrued expense largely driven higher year over year compensation payouts. Cash used in investing activities for the thirteen weeks ended April 4, 2021 (Successor) was $25.3 million mostly driven by the Vitner's acquisition of $25.2 million, versus cash used in investing activity of $14.5 million for the thirteen weeks ended March 29, 2020 (Predecessor), which was primarily driven by the acquisitions of Kitchen Cooked. Net cash used in financing activities was $4.3 million for the thirteen weeks ended April 4, 2021 (Successor), which was primarily a result of the payoffs of the First Term Loan and the Bridge Credit Agreement, offset by the borrowings under Term Loan B, proceeds from the redemption of warrants, and net borrowings on the ABL, versus net cash provided by financing activities of $7.8 million for the thirteen weeks ended March 29, 2020 (Predecessor) which was primarily the result of net borrowings on the ABL.
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
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (the “ABL facility”) in an initial aggregate principal amount of $100.0 million. The ABL facility was set to expire on the fifth anniversary of closing, or November 21, 2022. On April 1, 2020, the ABL facility was amended to increase the credit limit up to $116.0 million and to extend the maturity through August 22, 2024. On December 18, 2020 the ABL facility was amended to increase the credit limit up to $161.0 million and as of April 4, 2021, the outstanding balance of the ABL facility was $15.0 million. No amounts were outstanding under this facility as of January 3, 2021. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit. As of April 4, 2021 and January 3, 2021, $93.4 million and $106.4 million, respectively, was available for borrowing, net of letters of credit. The facility bears interest at an annual rate based on LIBOR plus an applicable margin of 1.50% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.50% (ranging from 0.50% to 1.00%). Had the Company elected to use the Prime rate, the interest rate on the facility as of April 4, 2021 and March 29, 2020, would have been 3.75% and 3.75%, respectively. The Company elected to use the LIBOR rate, the interest rate on the ABL facility as of April 4, 2021 (Successor) and was 1.61%. The Company elected to use the LIBOR rate as of March 29, 2020 (Predecessor) and the interest rate was 2.36%. The ABL facility is also subject to unused line fees (0.5% at April 4, 2021) and other fees and expenses.
Standby letters of credit in the amount of $14.1 million have been issued as of April 4, 2021 and January 3, 2021. The standby letters of credit are primarily issued for insurance purposes.
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
The First Lien Term Loan requires quarterly principal payments of $1.3 million beginning March 2018, with a balloon payment due for any remaining balance on the seventh anniversary of closing, or November 21, 2024. On August 28, 2020, as part of the Business Combination (as described in Note 1. "Operations and Summary of Significant Accounting Policies" and Note 2. "Acquisitions") an advance payment of principal was made on the First Lien Term Loan of $111.6 million. The First Lien Term Loan bears interest at an annual rate based on either LIBOR plus an applicable margin of 3.50%, or prime rate plus an applicable margin of 2.50%. The interest rate on the First Lien Term Loan as of March 29, 2020 was 5.10%. In connection with Amendment No. 2 to the Credit Agreement, dated November 21, 2017 with Bank of America, N.A., as further described within this note, the outstanding balance of $410 million was repaid in full the interest rate on this instrument was 3.64% at the time of payoff.

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
On December 14, 2020, the Company entered into a Bridge Credit Agreement with a syndicate of banks, led by Bank of America, N.A. The proceeds of the Bridge Credit Agreement were used to fund the Company’s acquisition of Truco and the IP Purchase from OTB Acquisition, LLC, in which the Company withdrew $490.0 million to finance the Truco Acquisition and IP Purchase. The Bridge Credit Agreement bears interest at an annual rate based on 4.25% Base plus 1 month LIBOR with scheduled incremental increases to the base rate, as defined in the Bridge Credit Agreement. The loan converts into an Extended Term Loan if the Loan remains open 365 days after the closing date. As of January 3, 2021, the outstanding balance of the Bridge Credit Agreement was $370.0 million, with $120.0 million being repaid from the redemption of the Company's warrants. Commitment fees and deferred financing costs on the Bridge Credit Agreement totaled $7.2 million, of which $2.6 million remained on the books as of January 3, 2021. In connection with Amendment No. 2 to the Credit Agreement, and a $12.0 million repayment in the first quarter of 2021, the outstanding balance of $370.0 million was repaid in full.
On January 20, 2021, the Company entered into Amendment No. 2 which provided additional operating flexibility and revisions to certain restrictive covenants. Pursuant to the terms of Amendment No. 2, the Company raised $720 million in aggregate principal of Term Loan B which bears interest at LIBOR plus 3.00%, and extended the maturity of the Credit Agreement to January 20, 2028. The proceeds were used, together with cash on hand and proceeds from our exercised warrants to redeem the outstanding principal amount of existing Term Loan B and Bridge Credit Agreement of $410 million and $358 million, respectively. The refinancing was accounted for as an extinguishment. The Company incurred debt issuance costs and original issuance discounts of $8.4 million. The interest rate on this instrument was 3.11% as of April 4, 2021.
The First Lien Term Loan, the Secured First Lien Note, Term Loan B, and the ABL facility are collateralized by substantially all of the assets and liabilities of the Company. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of the Company. The Company was in compliance with its financial covenant as of April 4, 2021.
Derivative Financial Instruments
To reduce the effect of interest rate fluctuations, the Company entered into an interest rate swap contract on September 6, 2019, with an effective date of September 30, 2019, with a counter party to make a series of payments based on a fixed interest rate of 1.339% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams are based on a notional amount of $250 million. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At April 4, 2021, the effective fixed interest rate on the long-term debt hedged by this contract was 3.47%. For further treatment of the Company’s interest rate swap, refer to Note 10. "Fair Value Measurements” and Note 12. "Accumulated Other Comprehensive Income (Loss)”.
IO Loan Purchase Commitments
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $6.2 million and $6.6 million at April 4, 2021 and January 3, 2021, respectively, all of which was on balance sheet. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.

Other Notes Payable and Capital Leases
During the first fiscal quarter of 2020, the Company closed on the acquisition of Kitchen Cooked and the acquisition included a deferred purchase price of $2.0 million, of which $1.0 million is still outstanding as of April 4, 2021 and January 3, 2021. Additionally, during the first fiscal quarter of 2020, the Company purchased intellectual property that include a deferred purchase price of $0.5 million, of which $0.4 million and $0.5 million is outstanding as of April 4, 2021 and January 3, 2021, respectively.
During fiscal 2019, the Company sold $33.2 million of notes receivable from IOs on its books for $34.1 million in a series of transactions to a financial institution. During fiscal the first quarter of 2021, the Company sold an additional $2.3 million of notes receivable from IOs on its books for $2.5 million to a financial institution. Due to the structure of the transactions, the sale did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding notes receivable also remained on the Company’s books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through December 2028. The Company partially guarantees the outstanding loans, as discussed in further detail within Note 11. "Contingencies”. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
Interest expense for the thirteen weeks ended April 4, 2021 (Successor) was $10.9 million, $7.6 million of which was related to the Company’s credit facility and other long-term debt, of which $2.9 million was related to amortization of deferred financing fees, and $0.4 million of which was related to IO loans. Interest expense for the thirteen weeks ended March 29, 2020 (Predecessor) was $9.6 million, $8.3 million of which was related to the Company’s credit facility and other long-term debt, $0.7 million of which was related to amortization of deferred financing fees, and $0.6 million of which was related to IO loans. The interest expense on IO loans is a pass-through expense that has an offsetting interest income within Other (expense) income.
Off-Balance Sheet Arrangements
Purchase Commitments
Additionally, the Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $81.2 million as of April 4, 2021.  The Company has recorded purchase commitment losses totaling $— million and $0.3 million for the thirteen weeks ended April 4, 2021 (Successor), and the thirteen weeks ended March 29, 2020 (Predecessor), respectively.
IO Guarantees-Off-Balance Sheet
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $3.3 million and $4.1 million at April 4, 2021 and January 3, 2021, respectively, all of which was recorded by the Company as an off balance sheet arrangement. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $8.4 million and $7.1 million at April 4, 2021 and January 3, 2021, respectively, which are off balance sheet. As discussed in Note 8. "Long-Term Debt", the Company also sold notes receivable on its books to Bank of America during fiscal 2019 and fiscal 2021, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at April 4, 2021 and January 3, 2021 was $17.4 million and $16.5 million, respectively. Due to the structure of the transaction, the sale did not qualify for sale accounting treatment, as such the Company records the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding note receivable also remained on the Company’s books. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.

New Accounting Pronouncements
See Note 1. "Operations and Summary of Significant Accounting Policies," to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
General
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. While the majority of our revenue, expenses, assets and liabilities are not based on estimates, there are certain accounting principles that require management to make estimates regarding matters that are uncertain and susceptible to change. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which could potentially result in materially different results under different assumptions and conditions. Management regularly reviews the estimates and assumptions used in the preparation of our financial statements for reasonableness and adequacy. Our significant accounting policies are discussed in Note 1. "Operations and Summary of Significant Accounting Policies", of the unaudited Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q; however, the following discussion pertains to accounting policies we believe are most critical to the portrayal of our financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may affect the comparability of our financial condition, results of operations and cash flows to those of other companies.
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

The benefit of tax positions taken or expected to be taken in our income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling and administrative expenses. As of April 4, 2021, and January 3, 2021, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K/A for the year ended January 3, 2021. Our exposures to market risk have not changed materially since January 3, 2021.

ITEM 4. CONTROLS AND PROCEDURES

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

We have evaluated the effectiveness of our disclosure controls and procedures as of April 4, 2021 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 4, 2021, our disclosure controls and procedures were ineffective due to the material weakness described below.
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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended April 4, 2021, we completed a multi-year implementation plan to go live with a new Enterprise Resource Planning (ERP) system. This system improves upon and consolidates certain processes and controls and increases efficiency. As mentioned above, we are in the process of evaluating the design and operating effectiveness of key financial reporting controls, as part of the remediation of the material weakness described above, and our overall control environment, including the automated controls resulting from this ERP implementation.

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

Item 1A. Risk Factors

Our risk factors set forth under the “Risk Factors” section of our Annual Report on Form 10-K/A filed on May 13, 2021. There have been no material changes to our risk factors since the filing of the Form 10-K/A.

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
10.1
Amendment No. 2 to Credit Agreement, dated as of January 20, 2021, to the First Lien Credit Agreement, dated November 21, 2017, as amended, among Utz Quality Foods, LLC, Utz Brands Holdings, LLC, Bank of America, N.A., as Administrative Agent and Collateral Agent, and each lender from time to time party thereto (incorporated by reference from the Company’s Form 8-K (File No. 001-38686), filed with the Commission on January 20, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2021 UTZ BRANDS, INC.

By:     /s/ Cary Devore
Name:     Cary Devore
Title: Executive Vice President, Chief Financial Officer