Form 10-Q
period 2021-07-04
Utz Brands, Inc.
filed 2021-08-12
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2021
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

As of August 11, 2021, 76,570,374 Class A Common Stock, par value $0.0001 per share, and 60,349,000 Class V Common Stock, par value $0.0001 per share, were issued and outstanding.

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
Throughout this Quarterly Report on Form 10-Q, unless otherwise noted, the terms “the Company”, “we”, “us”, “our”, “Successor”, “UBI” and “Utz” refer to Utz Brands, Inc. and its consolidated subsidiaries. The Predecessor refers to Utz Brands Holdings, LLC (“UBH" or the “Predecessor”), which closed the Business Combination with the Company on August 28, 2020.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the Company’s business. Specifically, forward-looking statements may include statements relating to:

•The financial position, capital structure, indebtedness, business strategy and plans and objectives of management for future operations
•The benefits of acquisitions, dispositions and similar transactions;
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
As a result of a number of known and unknown risks and uncertainties, the Company’s results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ are set forth under the heading “Risk Factor Summary” below and those described under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K/A, filed on May 13, 2021 for the year ended January 3, 2021. The following is a summary list of certain risk factors that could materially adversely affect the Company’s business, financial condition, liquidity and results of operations. These are not the only risks and uncertainties the Company faces, and you should carefully review and consider the full discussion of the Company’s risk factors in our Annual Report on Form 10-K/A.

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
•We are a holding company and our only material asset after the Closing of the Business Combination on August 28, 2020, are our interest in UBH, and we are accordingly dependent upon distributions made by our subsidiaries to pay taxes, make payments under the Tax Receivable Agreement ("TRA")and pay dividends.
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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
July 4, 2021 and January 3, 2021
(In thousands, except share information)

	As of July 4, 2021	As of January 3, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$26,745	$46,831
Accounts receivable, less allowance of $1,399 and $239, respectively	143,503	118,305
Inventories	69,978	59,810
Prepaid expenses and other assets	15,315	11,573
Current portion of notes receivable	7,991	7,666
Total current assets	263,532	244,185
Non-current Assets
Property, plant and equipment, net	285,611	270,416
Goodwill	892,524	862,183
Intangible assets, net	1,157,679	1,171,709
Non-current portion of notes receivable	23,857	20,000
Other assets	20,423	15,671
Total non-current assets	2,380,094	2,339,979
Total assets	$2,643,626	$2,584,164
LIABILITIES AND EQUITY
Current Liabilities
Current portion of term debt and financing obligations	$10,672	$469
Current portion of other notes payable	8,979	9,018
Accounts payable	74,674	57,254
Accrued expenses and other	59,599	80,788
Current warrant liability	—	52,580
Total current liabilities	153,924	200,109
Non-current portion of term debt, revolving credit facility and financing obligations	785,636	778,000
Non-current portion of other notes payable	27,473	24,564
Non-current accrued expenses and other	37,280	37,771
Deferred tax liability	75,010	73,786
Non-current warrant liability	85,032	85,032
Total non-current liabilities	1,010,431	999,153
Total liabilities	1,164,355	1,199,262
Commitments and Contingencies
Equity
Shares of Class A Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 76,570,422 and 71,094,714 shares issued and outstanding as of July 4, 2021 and January 3, 2021, respectively.	8	7
Shares of Class V Common Stock, $0.0001 par value; 61,249,000 shares authorized; 60,349,000 shares issued and outstanding as of July 4, 2021 and January 3, 2021.	6	6
Additional paid-in capital	944,758	793,461
Accumulated deficit	(254,085)	(241,490)
Accumulated other comprehensive income	2,353	924
Total stockholders' equity	693,040	552,908
Noncontrolling interest	786,231	831,994
Total equity	1,479,271	1,384,902
Total liabilities and equity	$2,643,626	$2,584,164
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the thirteen and twenty-six weeks ended July 4, 2021 and June 28, 2020
(In thousands, except share information)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Thirteen weeks ended July 4, 2021	Thirteen weeks ended June 28, 2020	Twenty-six weeks ended July 4, 2021	Twenty-six weeks ended June 28, 2020
Net sales	$297,919	$241,977	$567,101	$470,006
Cost of goods sold	202,359	157,096	376,300	305,111
Gross profit	95,560	84,881	190,801	164,895
Selling, general and administrative expenses
Selling	64,439	49,598	121,167	97,931
General and administrative	29,041	18,484	58,974	38,424
Total selling, general and administrative expenses	93,480	68,082	180,141	136,355
Gain on sale of assets
Gain on disposal of property, plant and equipment	607	25	904	93
Gain on sale of routes, net	1,682	627	2,104	1,031
Total gain on sale of assets	2,289	652	3,008	1,124
Income from operations	4,369	17,451	13,668	29,664
Other income (expense)
Interest expense	(7,896)	(9,987)	(18,757)	(19,630)
Other income	758	259	1,476	839
Gain (loss) on remeasurement of warrant liability	19,368	—	(2,133)	—
Other income (expense), net	12,230	(9,728)	(19,414)	(18,791)
Income (loss) before income tax expense	16,599	7,723	(5,746)	10,873
Income tax expense	420	1,171	1,424	2,629
Net income (loss)	16,179	6,552	(7,170)	8,244
Net loss attributable to noncontrolling interest	1,400	—	2,220	—
Net income (loss) attributable to controlling interest	$17,579	$6,552	$(4,950)	$8,244
Earnings per Class A Common stock: (in dollars)
Basic	$0.22		$(0.07)
Diluted	$0.21		$(0.07)
Weighted-average shares of Class A Common stock outstanding
Basic	76,500,488		76,213,746
Diluted	81,732,056		76,213,746
Other comprehensive income (loss):
Change in value of interest rate swap	$607	$(709)	$1,429	$(7,917)
Comprehensive income (loss)	$18,186	$5,843	$(3,521)	$327

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
For the thirteen and twenty-six weeks ended July 4, 2021 and June 28, 2020
(In thousands, except share data)
(Unaudited)

Predecessor	Members' (Deficit) Equity	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total (Deficit) Equity
Balance at December 29, 2019	$(27,446)	$1,408	$(7,314)	$(33,352)
Net income	1,692	—	—	1,692
Other comprehensive loss	—	(7,208)	—	(7,208)
Merger of noncontrolling interest	(7,314)	—	7,314	—
Distributions to members	(2,657)	—	—	(2,657)
Balance at March 29, 2020	(35,725)	(5,800)	—	(41,525)
Net income	6,552	—	—	6,552
Other comprehensive loss	—	(709)	—	(709)
Distributions to members	(2,539)	—	—	(2,539)
Balance at June 28, 2020	$(31,712)	$(6,509)	$—	$(38,221)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Successor	Shares	Amount	Shares	Amount
Balance at January 3, 2021	71,094,714	$7	60,349,000	$6	$793,461	$(241,490)	$924	$552,908	$831,994	$1,384,902
Conversion of warrants	4,976,717	—		—	144,659	—	—	144,659	(32,714)	111,945
Stock-based compensation	410,402	—		—	2,883	—	—	2,883	—	2,883
Net loss		—		—	—	(22,529)	—	(22,529)	(820)	(23,349)
Other comprehensive income		—		—	—	—	822	822	—	822
Balance at April 4, 2021	76,481,833	$7	60,349,000	$6	$941,003	$(264,019)	$1,746	$678,743	$798,460	$1,477,203
Stock-based compensation	88,589	1		—	3,755	—	—	3,756	—	3,756
Net income		—		—	—	17,579	—	17,579	(1,400)	16,179
Other comprehensive income		—		—	—	—	607	607	—	607
Cash dividends		—		—	—	(7,645)	—	(7,645)	—	(7,645)
Distribution to noncontrolling interest		—		—	—	—	—	—	(10,829)	(10,829)
Balance at July 4, 2021	76,570,422	$8	60,349,000	$6	$944,758	$(254,085)	$2,353	$693,040	$786,231	$1,479,271

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the twenty-six weeks ended July 4, 2021 and June 28, 2020
(In thousands)
(Unaudited)

	Successor	Predecessor
	Twenty-six weeks ended July 4, 2021	Twenty-six weeks ended June 28, 2020
Cash flows from operating activities
Net (loss) income	$(7,170)	$8,244
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	38,552	17,947
Loss on remeasurement of warrant liability	2,133	—
Gain on disposal of property and equipment	(904)	(93)
Gain on sale of routes	(2,104)	(1,031)
Stock-based compensation	6,639	—
Deferred taxes	1,224	2,239
Amortization of deferred financing fees	3,168	1,306
Changes in assets and liabilities:
Accounts receivable, net	(21,303)	(15,368)
Inventories	(6,730)	(3,288)
Prepaid expenses and other assets	(8,229)	(2,573)
Accounts payable and accrued expenses and other	(5,320)	12,930
Net cash (used in) provided by operating activities	(44)	20,313
Cash flows from investing activities
Acquisitions, net of cash acquired	(66,631)	(8,816)
Purchases of property and equipment	(10,823)	(8,350)
Purchases of intangibles	(1,200)	(650)
Proceeds from sale of property and equipment	1,490	533
Proceeds from sale of routes	3,800	2,748
Proceeds from the sale of IO notes	7,922	—
Notes receivable, net	(5,101)	(3,476)
Net cash used in investing activities	(70,543)	(18,011)
Cash flows from financing activities
Borrowings on term debt and notes payable	808,000	2,650
Repayments on term debt and notes payable	(786,555)	(4,838)
Payment of debt issuance cost	(9,085)	—
Exercised warrants	57,232	—
Dividends	(8,082)	—
Distributions to members	—	(5,196)
Distribution to noncontrolling interest	(11,009)	—
Net cash provided by (used in) financing activities	50,501	(7,384)
Net decrease in cash and cash equivalents	(20,086)	(5,082)
Cash and cash equivalents at beginning of period	46,831	15,053
Cash and cash equivalents at end of period	$26,745	$9,971

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

The financial statements include the accounts of the Predecessor, prior to the Business Combination, which was determined to be consolidated UBH, which includes the accounts of its wholly-owned subsidiary, UQF. UQF is consolidated with its wholly-owned subsidiaries: UTZTRAN, LLC; Heron Holding Corporation (“Heron”), with its wholly-owned subsidiaries Golden Flake Snack Foods, Inc., Inventure Foods, Inc. and its subsidiaries (“Inventure Foods”), and Kitchen Cooked Inc. (“Kitchen Cooked”); Kennedy Endeavors, LLC (“Kennedy”); and GH Pop Holdings, LLC, with its wholly-owned subsidiaries Good Health Natural Products, LLC, Condor Snack Foods, LLC, and Snikiddy, LLC.

All intercompany transactions and balances have been eliminated in consolidation.
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
Under the JOBS Act, we will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering of common equity securities, (ii) the last day of the fiscal year in which we have annual gross revenue of $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as the Company has an aggregate worldwide market value of common equity securities held by non-affiliates of $700.0 million or more as of the last business day of our most recently completed second fiscal quarter. Since the aggregate worldwide market value of our Class A Common Stock held by non-affiliates exceeded $700.0 million as of the last business day of our most recently completed second fiscal quarter, we will not be an emerging growth company commencing on the last day of fiscal year 2021.

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
Cash and Cash Equivalents – The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. The majority of the Company’s cash is held in financial institutions with insurance provided by the Federal Deposit Insurance Corporation of $250,000 per depositor. At various times, account balances may exceed federally insured limits.
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
The benefit of tax positions taken or expected to be taken in the Company’s income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling and administrative expenses. As of July 4, 2021 and January 3, 2021, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next fiscal year.
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

For the latest qualitative analysis performed, which took place on the first day of the fourth quarter of 2020, we had taken into consideration all the events and circumstances listed in FASB ASC 350, Intangibles—Goodwill and Other, in addition to other entity-specific factors that had taken place from the period of the business combination, which assessed goodwill, on August 28, 2020. We have determined that there was no significant impact that affected the fair value of the reporting unit through July 4, 2021. Therefore, we have determined that it was not necessary to perform a quantitative goodwill impairment test for the reporting unit.

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
Revenue Recognition – The Company’s revenues primarily consist of the sale of salty snack items to customers, including supermarkets, mass merchants, club stores, dollar and discount stores, convenience stores, independent grocery stores, drug stores, food service, vending, military, and other channels. The Company sells its products in most regions of the United States primarily through its DSD network, direct to warehouse shipments, and third-party distributors. These revenue contracts generally have a single performance obligation, and the Company recognizes revenue when such obligation is satisfied, as described below. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to customers, including applicable discounts, returns, allowances, trade promotion, consumer coupon redemption, unsaleable product, and other costs. Amounts billed and due from customers are classified as accounts receivables and require payment on a short-term basis and, therefore, the Company does not have any significant financing components.

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
The Company offers various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. The Company has reserves in place of $25.3 million as of July 4, 2021 and $17.6 million as of January 3, 2021. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.
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
Recently Issued Accounting Standards – In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which requires a lessee to recognize in its balance sheet an asset and liability for most leases with a term greater than 12 months. Lessees should recognize a liability to make lease payments and a right-of-use asset representing the lessee’s right to use the underlying asset for the lease term. On June 3, 2020, the FASB deferred the effective date of ASC 842 for private or emerging growth companies to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements, but believes that there will be assets and liabilities recognized on the Company’s consolidated balance sheet and an immaterial impact on the Company’s consolidated statements of operations.
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

2.ACQUISITIONS
Utz Brands Holdings, LLC

On June 5, 2020, UBH entered into a definitive Business Combination Agreement with CCH and the Continuing Members. At the closing of the Business Combination (the "Closing") on August 28, 2020 (the "Closing Date"), the Company domesticated into a Delaware corporation and changed its name to "Utz Brands, Inc." At the Closing, the Company (i) acquired certain common and preferred interests of the Continuing Members from third party members (“UPA Seller”), and the Continuing Members then redeemed such common and preferred interests for, and the Company received, an equivalent value of common limited liability company units of UBH, (ii) contributed cash in exchange for additional common limited liability company units of UBH, and (iii) purchased additional common limited liability company units and 100% of the managing interests of UBH from the Continuing Members. As part of the Business Combination, the Continuing Members (a) received certain cash considerations for the common limited liability company units that they sold to the Company, (b) received such number of shares of newly issued non-economic Class V Common Stock in the Company equal to the common limited liability company units that the Continuing Members retained in UBH, and a unit consisting of limited liability company units of UBH and a share of Class V Common Stock are exchangeable for one share of Class A Common Stock of the Company, (c) were entitled to receive certain restricted common limited liability company units in UBH (the "Retained Restricted Units") that would be vested under certain market conditions, which vested as of the Closing, and (d) entered into a Tax Receivable Agreement (“TRA”) that requires the Company to pay to the Continuing Members 85% of the applicable cash savings, if any, in U.S. federal and state income tax determined based on certain attributes as defined in the TRA. In connection with the Closing, UBH and the Company converted all of the outstanding phantom unit awards issued under the Utz Quality Foods, LLC 2018 Long-Term Incentive Plan ("2018 LTIP") into restricted stock units (“2020 LTIP RSUs”) issued by the Company under the Utz Quality Foods, LLC 2020 Long-Term Incentive Plan (the "2020 LTIP"). Further discussion of the purchase consideration of the Business Combination is disclosed later in this footnote.

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

(3) A total of 3,483,022 Retained Restricted Units in UBH were received by the Continuing Members at the Closing. These Retained Restricted Units were vested and converted to common limited liability company units of UBH at the Closing, as the vesting conditions were all met as of the Closing. The fair value of the Retained Restricted Units was calculated based on the stock price of the Company on the Closing Date, less a 5% lack of marketability discount due to a restriction on the exchange of the Continuing Members’ common limited liability company units to Class A Common Stock of the Company for a period not to exceed 12 months from the Closing Date.

(4) The noncontrolling interest represents the common limited liability company units of UBH held by the Continuing Members. The fair value of these units was determined based on the Class A Common Stock price of the Company on the Closing Date, less a 5% lack of marketability discount due to a restriction on the exchange of the Continuing Members’ common limited liability company units to Class A Common Stock of the Company for a period not to exceed 12 months from the Closing Date.

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

(2) The goodwill of $645.0 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of UBH. A portion of the goodwill recognized is expected to be deductible for income tax purposes. As of July 4, 2021, the purchase price allocation has not been finalized.

H.K. Anderson

On November 2, 2020, the Company, through its subsidiary, UQF, acquired certain assets of the H.K. Anderson business ("HKA Acquisition"), a leading brand of peanut butter-filled pretzels, from subsidiaries of Conagra Brands, Inc. for approximately $8.0 million. The acquisition, which includes certain intangible assets, is intended to broaden the Company's product offering to include peanut butter filled pretzels. The provisional fair values to which the purchase price was allocated were $1.8 million to trademarks, $2.7 million to customer relationships, and $3.5 million to goodwill. The trademarks and customer relationships are being amortized over a period of 15 years. As of July 4, 2021, the purchase price allocation has not been finalized. We expect to finalize the valuation report and complete the purchase price allocation no later than one-year from the acquisition date.

Truco Holdco Inc. Acquisition and OTB Brand Purchase

On November 11, 2020, the Company caused its subsidiaries, UQF and Heron, to enter into a Stock Purchase Agreement among UQF, Heron, Truco Holdco Inc. (“Truco”) and Truco Holdings LLC ("Truco Seller"). On December 14, 2020, pursuant to the Stock Purchase Agreement, the Company caused its subsidiary, Heron, to purchase and acquire from Truco Holdings LLC all of the issued and outstanding shares of common stock of Truco (the "Truco Acquisition"). Upon completion of the Truco Acquisition, Truco became a wholly owned subsidiary of Heron. At the closing of the Truco Acquisition, the Company paid the aggregate cash purchase price of approximately $405.1 million to Truco Holdings LLC, including payments of approximately $3.0 million for cash on hand at Truco at the closing of the Truco Acquisition, less estimated working capital adjustments, subject to customary post-closing adjustments.

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

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed by the Company at the date of the acquisition:

(in thousands)
Purchase consideration	$405,081
Tax consideration (1)	4,468
Total consideration	409,549
Assets acquired:
Cash	5,811
Accounts receivable	15,609
Inventory, net	2,629
Prepaid expenses and other assets	5,090
Property, plant and equipment	461
Other assets	1,219
Customer relationships (2)	225,000
Total assets acquired:	255,819
Liabilities assumed:
Accounts payable	5,702
Accrued expenses	4,492
Other liabilities	26
Deferred tax liability	50,855
Total liabilities assumed:	61,075
Net identifiable assets acquired	194,744
Goodwill (3)	$214,805

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

(3) The goodwill of $214.8 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of Truco. As of July 4, 2021, the purchase price allocation has not been finalized. We expect to finalize the valuation report and complete the purchase price allocation no later than one-year from the acquisition date.

The Company incurred $5.6 million of transaction costs directly related to the acquisition. These transaction costs are recorded within administrative expenses within the consolidated statements of operations and comprehensive income (loss). For the thirteen weeks ended July 4, 2021, Truco contributed revenues of $52.6 million and a net loss of $(4.0) million in the consolidated statement of operations and comprehensive income (loss). For the twenty-six weeks ended July 4, 2021, Truco contributed revenues of $96.9 million and net income of $0.7 million in the consolidated statement of operations and comprehensive income (loss).

Vitner's

On January 11, 2021, the Company announced that its subsidiary, UQF entered into a definitive agreement with Snak-King Corp. to acquire certain assets of the C.J. Vitner business ("Vitner's acquisition" or "acquisition of Vitner's"), a leading brand of salty snacks in the Chicago, IL area. The Company closed this transaction on February 8, 2021 and the purchase price of approximately $25.2 million was funded from current cash-on-hand. The provisional fair values to which the purchase price was allocated were $2.9 million to trademarks, $0.8 million to customer relationships, $1.7 million to DSD routes, $1.9 million of other net assets, and $17.9 million to goodwill. The trademarks and customer relationships are being amortized over a period of 15 years. As of July 4, 2021, the purchase price allocation has not been finalized. We expect to finalize the valuation report and complete the purchase price allocation no later than one-year from the acquisition date.

Festida Foods

On April 11, 2021, the Company announced that its subsidiary, UQF entered into a definitive agreement with Great Lakes Festida Holdings, Inc. to acquire all assets including real estate located in Grand Rapids, Michigan related to the operations of Festida Foods ("Festida Foods acquisition" or "acquisition of Festida Foods"), a manufacturer of tortilla chips, corn chips, and pellet snacks, and the largest manufacturer of tortilla chips for the Company's ON THE BORDER® brand. The Company closed this transaction on June 7, 2021 and the purchase price of approximately $40.3 million was funded in part from incremental financing on an existing term loan.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed by the Company at the date of the acquisition:

(in thousands)
Purchase consideration	$40,324
Assets acquired:
Accounts receivable	2,776
Inventory	2,704
Prepaid expenses and other assets	207
Property, plant and equipment	24,650
Customer relationships	1,530
Total assets acquired:	31,867
Liabilities assumed:
Accounts payable	2,017
Accrued expenses	869
Total liabilities assumed:	2,886
Net identifiable assets acquired	28,981
Goodwill	$11,343
The customer relationships are being amortized over a period of 10 years. As of July 4, 2021, the purchase price allocation has not been finalized. We expect to finalize the valuation report and complete the purchase price allocation no later than one-year from the acquisition date.

3.INVENTORIES
Inventories consisted of the following:

(in thousands)	As of July 4, 2021	As of January 3, 2021
Finished goods	$42,018	$28,935
Raw materials	21,967	25,129
Maintenance parts	5,993	5,746
Total inventories	$69,978	$59,810
4.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

(in thousands)	As of July 4, 2021	As of January 3, 2021
Land	$23,604	$22,750
Buildings	96,469	83,780
Machinery and equipment	177,507	157,513
Land improvements	2,626	2,228
Building improvements	1,054	1,047
Construction-in-progress	16,808	15,518
	318,068	282,836
Less: accumulated depreciation	(32,457)	(12,420)
Property, plant and equipment, net	$285,611	$270,416
Depreciation expense was $10.2 million and $7.1 million for the thirteen weeks ended July 4, 2021 (Successor), and the thirteen weeks ended June 28, 2020 (Predecessor), respectively. Depreciation expense was $20.3 million and $14.1 million for the twenty-six weeks ended July 4, 2021 (Successor), and the twenty-six weeks ended June 28, 2020 (Predecessor), respectively. Depreciation expense is classified in cost of goods sold, selling expenses, and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
5.GOODWILL AND INTANGIBLE ASSETS, NET
A rollforward of goodwill is as follows:

(in thousands)
Balance as of January 3, 2021	$862,183
Acquisition of Vitner's	17,880
Balance as of April 4, 2021	880,063
Truco acquisition adjustment	1,118
Acquisition of Festida Foods	11,343
Balance as of July 4, 2021	$892,524
For the first fiscal quarter of 2021, the change to goodwill was attributable to the acquisition of Vitner's. For the second fiscal quarter of 2021, the change to goodwill was attributable to a Truco acquisition adjustment and the acquisition of Festida Foods.

Intangible assets, net, consisted of the following:

(in thousands)	As of July 4, 2021	As of January 3, 2021
Subject to amortization:
Distributor/customer relationships	$673,470	$671,150
Technology	43	43
Trademarks	60,750	57,810
Master distribution rights	2,221	2,221
Amortizable assets, gross	736,484	731,224
Accumulated amortization	(26,582)	(8,268)
Amortizable assets, net	709,902	722,956
Not subject to amortization
Trade names	434,513	434,513
IO routes	13,264	14,240
Intangible assets, net	$1,157,679	$1,171,709
Amortizable trademark intangible assets increased by $2.9 million and distributor/customer relationships increased by $0.8 million during the first quarter of fiscal 2021 due to the acquisition of Vitner's. Company owned routes increased by $1.7 million related to routes acquired in the acquisition of Vitner's and $1.2 million related to the purchase of certain distribution rights in the Central Florida region from an existing third party distributor during the first quarter of fiscal 2021. Distributor/customer relationships increased by $1.5 million during the second quarter of fiscal 2021 due to the acquisition of Festida Foods. There were no other changes to intangible assets during the twenty-six weeks ended July 4, 2021 other than those which arise from the normal course of business of buying and selling of Company owned routes and amortization.
Amortization of the distributor/customer relationships, technology, and trade names amounted to $8.9 million and $1.9 million for the thirteen weeks ended July 4, 2021 (Successor), and the thirteen weeks ended June 28, 2020 (Predecessor), respectively. Amortization of the distributor/customer relationships, technology, and trade names amounted to $18.3 million and $3.8 million for the twenty-six weeks ended July 4, 2021 (Successor), and the twenty-six weeks ended June 28, 2020 (Predecessor), respectively. Amortization expense is classified in administrative expenses on the consolidated statements of operations and comprehensive income (loss).
6.NOTES RECEIVABLE
The Company has undertaken a program in recent years to sell company-managed DSD distribution routes to IOs. Contracts are executed between the Company and the IO for the sale of the product distribution route, including a note in favor of the Company, in certain cases. The notes bear interest at rates ranging from 0.00% to 8.55% with terms ranging generally from one to ten years. The notes receivable balances due from IOs at July 4, 2021 and January 3, 2021 totaled $30.6 million and $27.1 million, respectively, and are collateralized by the routes for which the loans are made. Of the balance at July 4, 2021 and January 3, 2021, $26.7 million and $23.1 million, respectively relates to corresponding notes payable, as discussed in further detail within Note 8. "Long-Term Debt".
Other notes receivable totaled $1.2 million and $0.6 million as of July 4, 2021 and January 3, 2021, respectively.

7.ACCRUED EXPENSES AND OTHER
Accrued expenses and other consisted of the following:

(in thousands)	As of July 4, 2021	As of January 3, 2021
Accrued compensation and benefits	$19,845	$36,968
Accrued freight and manufacturing related costs	6,157	6,972
Insurance liabilities	9,122	8,100
Short term interest rate hedge liability	3,052	3,048
Accrued interest	570	1,220
Accrued sales tax	1,300	1,300
Truco acquisition tax consideration	4,468	4,468
Accrued distributions	3,826	4,261
Other accrued expenses	11,259	14,451
Total accrued expenses and other	$59,599	$80,788
Non-current accrued expenses and other consisted of the following:

(in thousands)	As of July 4, 2021	As of January 3, 2021
TRA expenses	$28,669	$28,669
Supplemental retirement and salary continuation plans	$7,911	$6,901
Long term portion of an interest rate hedge liability	$650	$2,082
Other long term accrued expenses	$50	$119
Total accrued expenses and other	$37,280	$37,771

8.LONG-TERM DEBT
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (as amended, the “ABL facility”) in an initial aggregate principal amount of $100.0 million. The ABL facility was set to expire on the fifth anniversary of closing, or November 21, 2022. On April 1, 2020, the ABL facility was amended to increase the credit limit up to $116.0 million and to extend the maturity through August 22, 2024. On December 18, 2020 the ABL facility was amended to increase the credit limit up to $161.0 million. No amounts were outstanding under this facility as of July 4, 2021 and January 3, 2021. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit and amounts borrowed. As of July 4, 2021 and January 3, 2021, $109.0 million and $106.4 million, respectively, was available for borrowing, net of letters of credit. The facility bears interest at an annual rate based on LIBOR plus an applicable margin of 1.50% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.50% (ranging from 0.50% to 1.00%). Had the Company elected to use the Prime rate, the interest rate on the facility as of July 4, 2021 and June 28, 2020, would have been 3.75% and 3.75%, respectively. The Company elected to use the LIBOR rate, the interest rate on the ABL facility as of July 4, 2021 was 1.60%. The Company elected to use the LIBOR rate as of June 28, 2020 and the interest rate was 1.66%. The ABL facility is also subject to unused line fees (0.5% at July 4, 2021) and other fees and expenses.
Standby letters of credit in the amount of $11.6 million and $14.1 million have been issued as of July 4, 2021 and January 3, 2021, respectively. The standby letters of credit are primarily issued for insurance purposes.
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

The First Lien Term Loan requires quarterly principal payments of $1.3 million beginning March 2018, with a balloon payment due for any remaining balance on the seventh anniversary of closing, or November 21, 2024. On August 28, 2020, as part of the Business Combination (as described in Note 1. "Operations and Summary of Significant Accounting Policies" and Note 2. "Acquisitions") an advance payment of principal was made on the First Lien Term Loan of $111.6 million. The First Lien Term Loan bears interest at an annual rate based on either LIBOR plus an applicable margin of 3.50%, or prime rate plus an applicable margin of 2.50%. The interest rate on the First Lien Term Loan as of June 28, 2020 was 5.10%. In connection with Amendment No. 2 to the Credit Agreement, dated November 21, 2017 with Bank of America, N.A., as further described within this note, the outstanding balance of $410 million was repaid in full the interest rate on this instrument was 3.64% at the time of payoff.
The Company incurred closing and other costs associated with the Term Loans, which were allocated to each loan on a specific identification basis based on original principal amounts. Finance fees allocated to the First Lien Term Loan and the Second Lien Term Loan were $10.7 million and $4.1 million, respectively, which were presented net within “non-current portion of debt” on the consolidated balance sheets for the predecessor periods. Deferred fees are amortized ratably over the respective lives of each term loan. Deferred fees associated with the term loans under the January 2017 credit agreement were fully expensed during 2017 and deferred financing fees were derecognized as a result of the Business Combination as described in the Note 1. "Operations and Summary of Significant Accounting Policies" and Note 2. "Acquisitions".
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
On December 14, 2020, the Company entered into a Bridge Credit Agreement with a syndicate of banks, led by Bank of America, N.A. (the “Bridge Credit Agreement”). The proceeds of the Bridge Credit Agreement were used to fund the Company’s acquisition of Truco and the IP Purchase from OTB Acquisition, LLC, in which the Company withdrew $490.0 million to finance the Truco Acquisition and IP Purchase. The Bridge Credit Agreement bears interest at an annual base rate of 4.25% plus 1 month LIBOR with scheduled incremental increases to the base rate, as defined in the Bridge Credit Agreement. The loan converts into an Extended Term Loan if the Loan remains open 365 days after the closing date. As of January 3, 2021, the outstanding balance of the Bridge Credit Agreement was $370.0 million, with $120.0 million being repaid from the redemption of the Company's warrants. Commitment fees and deferred financing costs on the Bridge Credit Agreement totaled $7.2 million, of which $2.6 million remained on the books as of January 3, 2021. In connection with Amendment No. 2 to the Credit Agreement, and a $12.0 million repayment in the first quarter of 2021, the outstanding balance of $370.0 million was repaid in full and the Bridge Credit Agreement was terminated.
On January 20, 2021, the Company entered into Amendment No. 2 to the Credit Agreement ("Amendment No. 2") which provided additional operating flexibility and revisions to certain restrictive covenants. Pursuant to the terms of Amendment No. 2, the Company raised $720 million in aggregate principal of Term Loan B ("Term Loan B") which bears interest at LIBOR plus 3.00%, and extended the maturity of the Credit Agreement to January 20, 2028. The proceeds were used, together with cash on hand and proceeds from our exercised warrants, to redeem the outstanding principal amount of existing Term Loan B and Bridge Credit Agreement of $410 million and $358 million, respectively. The refinancing was accounted for as an extinguishment. The Company incurred debt issuance costs and original issuance discounts of $8.4 million. The interest rate on Term Loan B was 3.09% as of July 4, 2021.
On June 22, 2021, the Company entered into Amendment No. 3 to the Credit Agreement ("Amendment No. 3"). Pursuant to the terms of Amendment No. 3, the Company increased the principal balance of Term Loan B by $75.0 million to bring the aggregated balance of Term Loan B proceeds to $795.0 million, of which $791.2 million remains outstanding as of July 4, 2021. The Company incurred additional debt issuance costs and original issuance discounts of $0.7 million related to the incremental funding.
The First Lien Term Loan, the Secured First Lien Note, Term Loan B, and the ABL facility are collateralized by substantially all of the assets of UBH and its subsidiaries, including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with its financial covenant as of July 4, 2021.

On July 2, 2021, the Company entered into an agreement with Bank of America Leasing & Capital, LLC, whereby the Company agreed to sell and lease-back certain manufacturing equipment and warehouse/distribution equipment for $13.0 million. This was accounted for as a financing transaction. The terms of the sale leaseback transaction are for 60 months at an interest rate of 3.26%.

Other Notes Payable and Capital Leases
During the first fiscal quarter of 2020, the Company closed on the acquisition of Kitchen Cooked and the acquisition included a deferred purchase price of $2.0 million, of which $1.0 million was outstanding as of July 4, 2021 and January 3, 2021. Additionally, during the first fiscal quarter of 2020, the Company purchased intellectual property that include a deferred purchase price of $0.5 million, of which $0.4 million and $0.5 million was outstanding as of July 4, 2021 and January 3, 2021, respectively.
Amounts outstanding under notes payable consisted of the following:

(in thousands)	As of July 4, 2021	As of January 3, 2021
Note payable – IO notes	$26,752	$23,106
Capital lease	8,487	8,967
Other	1,213	1,509
Total notes payable	36,452	33,582
Less: current portion	(8,979)	(9,018)
Long term portion of notes payable	$27,473	$24,564
During fiscal 2019, the Company sold $33.2 million of notes receivable from IOs on its books for $34.1 million in a series of transactions to a financial institution. During the first quarter of fiscal 2021, the Company sold an additional $2.3 million of notes receivable from IOs on its books for $2.5 million to a financial institution. During the second quarter of fiscal 2021, the Company sold an additional $5.6 million of notes receivable from IOs on its books for $5.8 million to a financial institution. Due to the structure of the transactions, the sales did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding notes receivable also remained on the Company’s books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through December 2028. The Company partially guarantees the outstanding loans, as discussed in further detail within Note 11. "Contingencies". These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
Interest expense for the thirteen weeks ended July 4, 2021 (Successor) was $7.9 million, $7.3 million of which was related to the Company’s credit facility and other long-term debt, of which $0.3 million was related to amortization of deferred financing fees, and $0.3 million of which was related to IO loans. Interest expense for the thirteen weeks ended June 28, 2020 (Predecessor) was $10.0 million, $8.7 million of which was related to the Company’s credit facility and other long-term debt, $0.7 million of which was related to amortization of deferred financing fees, and $0.6 million of which was related to IO loans. Interest expense for the twenty-six weeks ended July 4, 2021 (Successor) was $18.8 million, $14.9 million of which was related to the Company’s credit facility and other long-term debt, of which $3.2 million was related to amortization of deferred financing fees, and $0.7 million of which was related to IO loans. Interest expense for the twenty-six weeks ended June 28, 2020 (Predecessor) was $19.6 million, $17.1 million of which was related to the Company’s credit facility and other long-term debt, $1.3 million of which was related to amortization of deferred financing fees, and $1.2 million of which was related to IO loans. The interest expense on IO loans is a pass-through expense that has an offsetting interest income within Other income (expense).
9.DERIVATIVE FINANCIAL INSTRUMENTS AND PURCHASE COMMITMENTS
Derivative Financial Instruments
To reduce the effect of interest rate fluctuations, the Company entered into an interest rate swap contract on September 6, 2019, with an effective date of September 30, 2019, with a counter party to make a series of payments based on a fixed interest rate of 1.339% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams are based on a notional amount of $250 million. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At July 4, 2021, the effective fixed interest rate on the long-term debt hedged by this contract was 3.53%. For further treatment of the Company’s interest rate swap, refer to Note 10. "Fair Value Measurements" and Note 12. "Accumulated Other Comprehensive Income (Loss)."

Warrant Liabilities
The Company has outstanding warrants which are accounted for as derivative liabilities pursuant to ASC 815-40. See Note 16. "Warrants" for additional information on our warrant liabilities. A reconciliation of the changes in the warrant liability during the twenty-six weeks ended July 4, 2021 (Successor) is as follows:

(in thousands)
Fair value of warrant liabilities as of January 3, 2021	$137,612
Loss on remeasurement of warrant liability	21,501
Reclassification of warrant liability to equity for exercised or cancelled warrants	(54,713)
Fair value of warrant liabilities as of April 4, 2021	104,400
Gain on remeasurement of warrant liability	(19,368)
Fair value of warrant liabilities as of July 4, 2021	$85,032

Purchase Commitments
Additionally, the Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $64.6 million as of July 4, 2021. The Company has recorded purchase commitment gain (losses) totaling $0.0 million and $(0.7) million for the thirteen weeks ended July 4, 2021 (Successor), and the thirteen weeks ended June 28, 2020 (Predecessor), respectively. The Company has recorded purchase commitment gain (losses) totaling $0.0 million and $(1.0) million for the twenty-six weeks ended July 4, 2021 (Successor), and the twenty-six weeks ended June 28, 2020 (Predecessor), respectively.
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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of July 4, 2021:

(in thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$26,745	$—	$—	$26,745
Total assets	$26,745	$—	$—	$26,745
Liabilities
Commodity contracts	$—	$174	$—	$174
Interest rate swaps	—	3,744	—	3,744
Private placement warrants	—	85,032	—	85,032
Debt	—	796,308	—	796,308
Total liabilities	$—	$885,258	$—	$885,258
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
Tax Matters
The Company received an assessment from the Commonwealth of Pennsylvania pursuant to a sales and use tax audit for the period from January 1, 2014 through December 31, 2016. As of July 4, 2021 and January 3, 2021, the Company had a reserve of $1.3 million, to cover the assessment.
Guarantees
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $2.8 million and $4.1 million at July 4, 2021 and January 3, 2021, respectively, all of which was recorded by the Company as an off balance sheet arrangement. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.

The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $10.0 million and $7.1 million at July 4, 2021 and January 3, 2021, respectively, which are off balance sheet. As discussed in Note 8. "Long-Term Debt", the Company also sold notes receivable on its books to Bank of America during fiscal 2019 and fiscal 2021, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at July 4, 2021 and January 3, 2021 was $21.0 million and $16.5 million, respectively. Due to the structure of the transactions, the sales did not qualify for sale accounting treatment, as such the Company records the notes payable obligation owed by the IOs to the financial institution on its consolidated balance sheets; the corresponding note receivable also remained on the Company’s consolidated balance sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $5.6 million and $6.6 million at July 4, 2021 and January 3, 2021, respectively, all of which was the Company's consolidated balance sheets. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
12.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Total accumulated other comprehensive income (loss) was $2.4 million as of July 4, 2021 and $0.9 million as of January 3, 2021. Total accumulated other comprehensive income (loss) consists solely of unrealized gains (losses) from the Company’s derivative financial instruments accounted for as cash flow hedges.
During the periods ended July 4, 2021 and June 28, 2020, changes to the balance in accumulated other comprehensive income (loss) were as follows:

Successor
(in thousands)	Gain on Cash Flow Hedges
Balance as of January 3, 2021	924
Unrealized gain on cash flow hedges	822
Balance as of April 4, 2021	1,746
Unrealized gain on cash flow hedges	607
Balance as of July 4, 2021	$2,353

Predecessor
(in thousands)	Loss on Cash Flow Hedges
Balance as of December 29, 2019	$1,408
Unrealized loss on cash flow hedges	(7,208)
Balance as of March 29, 2020	(5,800)
Unrealized loss on cash flow hedges	(709)
Balance as of June 28, 2020	$(6,509)

13.SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest was $17.4 million and $19.1 million for the twenty-six weeks ended July 4, 2021 (Successor), and the twenty-six weeks ended June 28, 2020 (Predecessor), respectively. Refunds related to income related taxes were $0.2 million and $0.0 million for the twenty-six weeks ended July 4, 2021 (Successor), and the twenty-six weeks ended June 28, 2020 (Predecessor), respectively. Payments made for income-related taxes were $3.1 million and $0.0 million for the twenty-six weeks ended July 4, 2021 (Successor), and the twenty-six weeks ended June 28, 2020 (Predecessor), respectively. Dividends paid during the twenty-six weeks ended July 4, 2021 (Successor) were $8.1 million, of which $4.3 million was included within the "accrued expense and other" of the consolidated balance sheet as of January 3, 2021. There were accrued dividends as of July 4, 2021 of $3.8 million.
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

The Company recorded income tax expense for the thirteen and twenty-six week periods ended July 4, 2021 of $0.4 million and $1.4 million, respectively. Comparably, the Company recorded income tax expense for the thirteen and twenty-six week periods ended June 28, 2020 of $1.2 million and $2.6 million, respectively. The effective tax rates for the thirteen and twenty-six week periods ended July 4, 2021 were 2.5% and (24.8)%, respectively. Comparably, the effective tax rates for the thirteen and twenty-six week periods ended June 28, 2020 were 15.2% and 24.2%, respectively. The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of UBH, which is a partnership, therefore not taxed at the Company level, and is required to allocate some of its taxable results to the Continuing Members, as well as state taxes and the fair value impact of warrant liabilities. The Company’s effective tax rates for the thirteen and twenty-six week periods ended July 4, 2021 are (9.1)% and (5.5)%, respectively, before consideration of any discrete items. During the thirteen and twenty-six week periods ended July 4, 2021, the effective tax rate was impacted by statutory state tax rate changes which resulted in a discrete tax expense of $0.2 million and $1.2 million, respectively.

The Company regularly evaluates valuation allowances established for deferred tax assets ("DTA's") for which future realization is uncertain. The Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit use of the existing DTA's. As of July 4, 2021, a significant piece of objective negative evidence evaluated was the twelve-quarter cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTA's such as the investment in UBH and state net operating losses where the Company does not expect to continue to have nexus. Therefore, a full valuation allowance has been recorded against the DTA's for which it is more-likely-than-not they will not be realized. The amount of DTA considered realizable; however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

As of July 4, 2021, tax years 2017 through 2021 remain open and subject to examination by the Internal Revenue Service and the majority of the states where the Company has nexus, and tax years 2016 through 2021 remain open and subject to examination in selected states that have a longer statute of limitations.

Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of July 4, 2021 and January 3, 2021, respectively.

Tax receivable agreement liability

Pursuant to an election under section 754 of the Internal Revenue Code, the Company obtained an increase in its share of the tax basis in the net assets of UBH when it was deemed to purchase UBH units from the UPA Seller and purchased UBH units from the Continuing Members in connection with the Business Combination. Following the Business Combination, the Continuing Members may exchange UBH units (along with the forfeiture of a corresponding number of Class V Common Stock of the Company for Class A Common Stock of the Company. The Company intends to treat any such exchanges as direct purchases for U.S. federal income tax purposes, which is expected to further increase its share of the tax basis in the net assets of UBH. The increases in tax basis may reduce the amounts the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

Pursuant to the Business Combination Agreement, the Company entered into the TRA, which provides for the payment by the Company of 85% of the amount of any tax benefits realized as a result of (i) increases in the share of the tax basis in the net assets of UBH resulting from the Business Combination and any future exchanges by the Continuing Members of UBH units (along with the forfeiture of a corresponding number of Class V Common Stock of the Company for Class A Common Stock of the Company.; (ii) tax basis increases attributable to payments made under the TRA; and (iii) tax amortization deductions attributable to the acquisition of Kennedy and the election to treat the transaction as an asset deal for tax purposes (the "TRA Payments"). The rights of each party under the TRA other than the Company are assignable, subject to certain restrictions. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable, among other factors.

As of July 4, 2021 and January 3, 2021, the Company had a liability of $28.7 million related to its projected obligations under the TRA, which is reflected as a non-current accrued expense in the consolidated balance sheets.

15.LEASES

The Company leases certain vehicles, equipment and distribution centers under operating leases expiring in various years through 2031. Lease terms range from one month to twelve years.

Capital leases, net, are included in Property, Plant and Equipment as follows:

(in thousands)	As of July 4, 2021	As of January 3, 2021
Leases	$9,225	$9,335
Less: accumulated depreciation	1,401	526
Leases, net	$7,824	$8,809

Charges resulting from the depreciation of assets held under capital leases are recognized within depreciation expense in the consolidated statements of operations and comprehensive income (loss). Rental expense for leases to third parties totaled $3.0 million and $2.7 million for the thirteen weeks ended July 4, 2021 (Successor), and the thirteen weeks ended June 28, 2020 (Predecessor), respectively. Rental expense for leases to third parties totaled $5.6 million for each of the twenty-six weeks ended July 4, 2021 (Successor), and the twenty-six weeks ended June 28, 2020 (Predecessor).

Future minimum payments, to third parties, by year and in the aggregate, consisted of the following at July 4, 2021:

(in thousands)
2021 Remaining	$6,638
2022	11,696
2023	9,337
2024	6,562
2025	5,126
Thereafter	6,274
Total	$45,633

16.WARRANTS

Prior to the Business Combination, CCH issued 15,833,332 warrants that were initially sold by CCH in its initial public offering of securities (the “Public Warrants”), including 1,166,666 warrants issued pursuant to those certain Forward Purchase Agreements entered into by CCH with the Sponsor and each of the independent directors of CCH (the “Forward Purchase Agreements”) that were issued at the Closing of the Business Combination as part of the Forward Purchase Agreement discussed below (the “Forward Purchase Warrants”), and 7,200,000 warrants initially sold to the Sponsor simultaneously with the closing of its initial public offering (the “Private Placement Warrants,” collectively, with the Public Warrants and Forward Purchase Warrants, the “Warrants”). As a result of the Business Combination, the Company assumed the CCH warrants and such warrants are now exercisable for shares of UBI Class A Common Stock instead of Class A ordinary shares of CCH. All other features of the warrants remain unchanged. On December 14, 2020, the Company provided notice to the holders of the Public Warrants and Forward Purchase Warrants that their warrants would be redeemed in accordance with the original terms on January 14, 2021. As of July 4, 2021, all Public Warrants and Forward Purchase Warrants have been exercised (except for the Public Warrants that were redeemed by the Company on January 14, 2021). Prior to January 3, 2021, 10,825,664 Public Warrants and Forward Purchase Warrants were exercised. As of July 4, 2021, there were 7,200,000 Private Placement Warrants outstanding. As of January 3, 2021, there were 4,575,645 Public Warrants, 432,000 Forward Purchase Warrants, and 7,200,000 Private Placement Warrants outstanding.

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

The remeasurement of the warrant liability resulted in a gain (loss) of $19.4 million and $(2.1) million for thirteen weeks ended July 4, 2021 (Successor) and twenty-six weeks ended July 4, 2021 (Successor), respectively. Such gain (loss) is not attributable to the noncontrolling interest. The Predecessor did not have warrants and as such no remeasurement of warrant liability is recorded in the thirteen week period and twenty-six week period ended June 28, 2020 (Predecessor).

17.BUSINESS RISK
The novel coronavirus, or COVID-19, outbreak began to impact consumption, distribution and production of the Company’s products in March 2020. The Company is taking necessary preventive actions and implementing additional measures to protect its employees who are working on site. Generally, producers of food products, including salty snacks, have been deemed “essential industries” by federal, state, and local governments and are exempt from certain COVID-19-related restrictions on business operations. The Company continues to monitor customer and consumer demands, and intends to adapt its plans as needed to continue to meet these demands. The event is still ongoing, and the Company continues to evaluate the financial impact.

18. EQUITY

Class A Common Stock

The Company is authorized to issue 1,000,000,000 shares of Class A Common Stock, par value $0.0001 per share, of which 76,570,422 and 71,094,714 shares of UBI were issued and outstanding on July 4, 2021 and January 3, 2021, respectively. Upon the Closing of the Business Combination, all shares of CCH Class A ordinary shares, including 3,500,000 Forward Purchase Class A Ordinary Shares of CCH that were issued at the Closing of the Business Combination as part of the Forward Purchase Agreement discussed below, and Class B ordinary shares, less shareholder redemptions, were converted on a one-for-one basis into shares of Class A Common Stock, including 2,000,000 shares of Class B Common Stock initially issued to the Sponsor, which immediately vested upon the Closing of the Business Combination and converted into shares of Class A Common Stock of the Company.

Class V Common Stock

The Company is also authorized to issue 61,249,000 shares of Class V Common Stock, par value of $0.0001 all of which were issued to the Continuing Members in connection with the Closing of the Business Combination, as described in Note 2, “Acquisitions”. Each of the Continuing Members' common limited liability company units of UBH along with a share of Class V Common Stock may be exchanged for one share of Class A Common Stock of the Company upon certain restrictions being satisfied, as described in Note 2. “Acquisitions”. As of July 4, 2021 and January 3, 2021, there were 60,349,000 shares of Class V Common Stock outstanding.

Forward Purchases

In connection with the Closing of the Business Combination and pursuant to a Forward Purchase Agreement entered into between CCH and each of the Sponsor and CCH’s independent directors, CCH consummated the sale and issuance of 3,500,000 shares issued pursuant to the Forward Purchase Agreements and Forward Purchase Warrants to acquire up to 1,166,666 Class A ordinary shares of CCH at $11.50 per share, for aggregate proceeds of $35,000,000 that were used to fund the Business Combination (excluding proceeds paid upon exercise of the Forward Purchase Warrants)..

19. EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding during the Successor period. Diluted earnings per share is based on the weighted average number shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive stock-based awards outstanding during the Successor period.

Given the historical partnership equity structure of UBH, the Company determined that the calculation of earnings per membership unit results in values that are not a valuable metric to users of these consolidated financial statements. Therefore, EPS information is omitted for the Predecessor periods.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

Successor
(in thousands, except share data)	Thirteen weeks ended July 4, 2021
Basic earnings per share:
Numerator:
Net income attributable to controlling interest	$17,579
Dividends and income related to participating stock-based compensation awards	(384)
Net income attributable to common stockholders	$17,195
Denominator:
Weighted average Class A Common Stock shares, basic and diluted	76,500,488
Basic earnings per share	$0.22
Diluted earnings per share:
Numerator:
Net income attributable to common stockholders	$17,579
Dividends and income related to participating stock-based compensation awards	(384)
Net income attributable to common stockholders	$17,195
Denominator:
Weighted average Class A Common Stock shares, basic	76,500,488
Dilutive securities included in diluted earnings per share calculation:
Warrants	3,870,564
RSUs	983,648
PSUs	142,541
Stock options	234,815
Total diluted weighted average shares	81,732,056
Diluted earnings per share	$0.21
Class V Common Stock not subject to earnings per share calculation	60,349,000
Net loss attributable to noncontrolling interest	$1,400

Successor
(in thousands, except share data)	Twenty-six weeks ended July 4, 2021
Basic and diluted earnings per share:
Numerator:
Net loss attributable to controlling interest	$(4,950)
Dividends related to participating stock-based compensation awards	(170)
Net loss attributable to common stockholders	$(5,120)
Denominator:
Weighted average Class A Common Stock shares, basic	76,213,746
Basic and diluted earnings per share	$(0.07)
Anti-dilutive securities excluded from diluted earnings per share calculation:
Warrants	3,955,978
RSUs	1,348,026
PSUs	142,541
Stock options	230,542
Total weighted average anti-dilutive shares	5,677,087
Class V Common Stock not subject to earnings per share calculation	60,349,000
Net loss attributable to noncontrolling interest	$2,220

The diluted earnings per share computation for the twenty-six weeks ended July 4, 2021 excludes the effect of certain RSUs granted to Directors and Management which convert to Class A Common Stock upon vesting 50% at December 31, 2022 and 50% at December 31, 2023, as their inclusion would have been anti-dilutive.

Shares of the Company’s Class V Common Stock do not participate in earnings or losses of the Company and, therefore, are not participating securities. Additionally, none of the stock-based compensation awards participated in earnings or losses of the Company for the twenty-six weeks ended July 4, 2021 (Successor). As such, basic and diluted earnings per share calculations under the two-class method were not required. At July 4, 2021, the Continuing Members held 60,349,000 shares of Class V Common Stock issued and outstanding and also held an equal number of common limited liability company units of UBH, which comprise the noncontrolling interest.

20. SUBSEQUENT EVENTS
The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited combined interim consolidated financial statements as of and for the thirteen and twenty-six weeks ended July 4, 2021 (Successor), together with our audited combined consolidated financial statements for our most recently completed fiscal year set forth under Item 8 of our 2020 Form 10-K/A. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A “Risk Factors” of our 2020 Form 10-K/A and other filings under the Exchange Act.
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
Overview
We are a leading manufacturer, marketer, and distributor of high-quality, branded snacking products in the United States. We produce a broad offering of salty snacks, including potato chips, pretzels, cheese snacks, veggie snacks, pork skins, pub/party mixes, and other snacks. Our iconic portfolio of authentic, craft, and “better for you” brands, which includes Utz®, ON THE BORDER®, Zapp’s®, Golden Flake®, Good Health®, Boulder Canyon®, Hawaiian® Brand, and TORTIYAHS!®, among others, enjoys strong household penetration in the United States, where our products can be found in approximately 49% of U.S. households. We operate 15 manufacturing facilities with a broad range of capabilities, and our products are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors, and more than 1,600 direct-store-delivery (“DSD”) routes. Our company was founded in 1921 in Hanover, Pennsylvania, and benefits from 100 years of brand awareness and heritage in the salty snack industry. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2020 retail sales, we are the second-largest producer of branded salty snacks in our core geographies, where we have acquired strong regional brands and distribution capabilities in recent years.
Business Combination
On August 28, 2020, CCH domesticated into a Delaware corporation and changed its name to "Utz Brands, Inc." (the “Domestication”) and consummated the acquisition of certain limited liability company units of UBH, the parent of UQF, as a result of a new issuance by UBH and purchases from UBH’s existing equity holders pursuant to a Business Combination Agreement, dated as of June 5, 2020 (the “Business Combination Agreement”) among CCH, UBH and Series U of UM Partners, LLC (“Series U”) and Series R of UM Partners, LLC (“Series R” and together with Series U, the “Continuing Members”), following the approval at the extraordinary general meeting of the shareholders of CCH held on August 27, 2020.
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
Long-Term Demographics, Consumer Trends, and Demand – We participate in the attractive and growing nearly $29 billion U.S. salty snacks category, within the broader $97 billion market for U.S. snack foods. The salty snacks category has grown retail sales at an approximately 5.7% compound annual growth rate (“CAGR”) over the last four years, including the increased in-home consumption of salty snacks due to COVID-19 during 2020. During fiscal 2020, snacking occasions surged as consumers increasingly seek out convenient, delicious snacks for both on-the-go and at-home lifestyles. According to data from the Hartman Group, The Consumer Goods Forum, and IRI, approximately 50% of U.S. eating occasions are snacks, with 95% of the U.S. population snacking daily and the average American snacking 2.7 times per day based upon the latest available IRI data. Additionally, the salty snacks category has historically benefited from favorable competitive dynamics, including low private label penetration and category leaders competing primarily through marketing and innovation. We expect these consumer and category trends to continue to drive strong retail sales growth for salty snacks.
As a staple food product with resilient consumer demand and a predominantly domestic supply chain, the salty snack category is well positioned to navigate periods of economic disruption or other unforeseen global events. The U.S. salty snack category has demonstrated strong performance through economic downturns historically, growing at a 4% CAGR from 2007 to 2010 during the last recession. More recently, the U.S. salty snack category demonstrated strong performance during the novel coronavirus (“COVID-19”) pandemic which began in March 2020 in the U.S. For the thirteen weeks ended July 4, 2021 (Successor), U.S. retail sales for salty snacks based on IRI data increased by 3.8% versus the comparable prior year period. In the same period, our retail sales decreased by 7.2%. The U.S. salty snack category has grown at a 7.1% CAGR from June 30, 2019 to July 4, 2021, while the Company has grown at a 6.5% CAGR over the same time period.
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
Operating Costs – Our operating costs include raw materials, labor, manufacturing overhead, selling, distribution, general and administrative expenses. We manage these expenses through annual cost saving and productivity initiatives, sourcing and hedging programs, pricing actions, refinancing and tax optimization. Additionally, we maintain ongoing efforts led by our project management office, to expand our profitability, including implementing significant reductions to our operating cost structure in both supply chain and overhead costs.
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

Financing Costs – We regularly evaluate our variable and fixed-rate debt. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the twenty-six weeks ended July 4, 2021 (Successor) was 3.5%, down from 5.4% during the twenty-six weeks ended June 28, 2020 (Predecessor). We have used interest rate swaps to help manage some of our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 8. "Long-Term Debt" and Note 9. "Derivative Financial Instruments and Purchase Commitments" to our unaudited consolidated financial statements included under Part I, Item 1 of this filing for additional information on debt, derivative and purchase commitment activity.

LIBOR Transition – As of July 4, 2021, we had $791.2 million in variable rate indebtedness, up from $780.0 million at January 3, 2021. As of July 4, 2021 our variable rate indebtedness is tied to the Eurocurrency Rate which currently uses the London Inter Bank Offered Rate ("LIBOR") as a benchmark for establishing applicable rates. As announced in July 2017, LIBOR is expected to be phased out by the end of 2021. On November 30, 2020, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation issued a public statement that the administrator of LIBOR announced it will consult on an extension of publication of certain U.S. Dollar LIBOR tenors until June 30, 2023, which would allow additional legacy USD LIBOR contracts to mature before the succession of LIBOR. The Eurocurrency Rate could change benchmarks, the extent and manner of any future changes with respect to methods of calculating LIBOR or replacing LIBOR with another benchmark are unknown and impossible to predict at this time and, as such, may result in interest rates that are materially higher than current interest rates. If interest rates applicable to our variable interest indebtedness increase, our interest expense will also increase, which could make it difficult for us to make interest payments and fund other fixed costs and, in turn, adversely impact our cash flow available for general corporate purposes.

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
On November 11, 2020 the Company caused its subsidiaries, UQF and Heron, to enter into a Stock Purchase Agreement among UQF, Heron, Truco and Truco Holdings LLC. On December 14, 2020, pursuant to the Stock Purchase Agreement, the Company caused its subsidiary, Heron, to consummate the Truco Acquisition. Upon completion of the Truco Acquisition, Truco became a wholly owned subsidiary of Heron. At the closing of the Truco Acquisition, the Company paid the aggregate cash purchase price of approximately $405.1 million to Truco Holdings LLC, including payments of approximately $3.0 million for cash on hand at Truco at the closing of the Truco Acquisition, less estimated working capital adjustments, subject to customary post-closing adjustments.

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

On February 8, 2021, the Company closed on a definitive agreement with Snak-King Corp. to acquire certain assets of the C.J. Vitner's business, a leading brand of salty snacks in the Chicago, IL area. The acquisition increases our distribution in the Chicago area and Midwest Region and expands our product offering. The Company paid the aggregate cash purchase price of approximately $25.2 million which was funded from current cash-on-hand.

On June 7, 2021, the Company closed on a definitive agreement with Great Lakes Festida Holdings, Inc. to acquire all assets including real estate located in Grand Rapids, Michigan related to the operations of Festida Foods a manufacturer of tortilla chips, corn chips, and pellet snacks, and the largest manufacturer of tortilla chips for the Company's ON THE BORDER® brand. The Company paid the purchase price of approximately $40.3 million which was funded in part from incremental financing on an existing term loan.

Commodity Trends
We regularly monitor worldwide supply and commodity costs so we can cost-effectively secure ingredients, packaging and fuel required for production. A number of external factors such as weather conditions, commodity market conditions, and the effects of governmental, agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address commodity costs primarily through the use of buying-forward, which locks in pricing for key materials between three and 18 months in advance. Other methods include hedging, net pricing adjustments, and manufacturing and overhead cost control. Our hedging techniques, such as forward contracts, limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Toward the end of 2020, we began to experience an increase in pricing in certain commodities that has continued into the second quarter of fiscal year 2021. We expect this trend to continue throughout 2021 and may adversely impact our net income. Due to competitive or market conditions, planned trade or promotional incentives, or other factors, our pricing actions may also lag commodity cost changes.

While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources.
Independent Operator Conversions
Our DSD distribution is executed via company-owned routes operated by route sales professionals ("RSP" or "RSPs"), and third-party routes managed by IOs. We have used the IO and RSP models for more than a decade. In fiscal year 2017, we embarked on a multi-year strategy to convert all company owned RSP routes to the IO model. The mix between IOs and RSP was approximately 83% and 17%, respectively as of July 4, 2021 versus 75% and 25% ratio for IOs and RSPs respectively as of June 28, 2020. We anticipate completing substantially all remaining conversions by the second quarter of fiscal year 2022. The conversion process involves selling distribution rights to a defined route to an IO. As we convert a large number of routes in a year, there is a meaningful decrease in the selling and administrative costs that we previously incurred on RSPs and a corresponding increase in discounts paid to IOs to cover their costs to distribute our product. The net impact is a reduction in Selling expenses and a decrease in Net Sales and Gross Profit. Conversions also impact our balance sheet resulting in cash proceeds to us as a result of selling the route to an IO, or by creating notes receivable related to the sale of the routes.

Results of Operations
Overview
The following table presents selected unaudited financial data for the thirteen and twenty-six weeks ended July 4, 2021 (Successor) and the thirteen and twenty-six weeks ended June 28, 2020 (Predecessor).

	Successor	Predecessor	Successor	Predecessor
(in thousands)	Thirteen weeks ended July 4, 2021	Thirteen weeks ended June 28, 2020	Twenty-six weeks ended July 4, 2021	Twenty-six weeks ended June 28, 2020
Net sales	$297,919	$241,977	$567,101	$470,006
Cost of goods sold	202,359	157,096	376,300	305,111
Gross profit	95,560	84,881	190,801	164,895
Selling, general and administrative expenses
Selling	64,439	49,598	121,167	97,931
General and administrative	29,041	18,484	58,974	38,424
Total selling, general and administrative expenses	93,480	68,082	180,141	136,355
Gain on sale of assets
Gain on disposal of property, plant and equipment	607	25	904	93
Gain on sale of routes, net	1,682	627	2,104	1,031
Total gain on sale of assets	2,289	652	3,008	1,124
Income from operations	4,369	17,451	13,668	29,664
Other income (expense)
Interest expense	(7,896)	(9,987)	(18,757)	(19,630)
Other income	758	259	1,476	839
Gain (loss) on remeasurement of warrant liability	19,368	—	(2,133)	—
Other income (expense), net	12,230	(9,728)	(19,414)	(18,791)
Income (loss) before taxes	16,599	7,723	(5,746)	10,873
Income tax expense	420	1,171	1,424	2,629
Net income (loss)	16,179	6,552	(7,170)	8,244
Net loss attributable to noncontrolling interest	1,400	—	2,220	—
Net income (loss) attributable to controlling interest	$17,579	$6,552	$(4,950)	$8,244
Thirteen weeks ended July 4, 2021 (Successor) versus thirteen weeks ended June 28, 2020 (Predecessor)
Net sales
Net sales was $297.9 million and $242.0 million for the thirteen weeks ended July 4, 2021 (Successor), and the thirteen weeks ended June 28, 2020 (Predecessor), respectively. Net sales for the thirteen weeks ended July 4, 2021 (Successor) increased $55.9 million or 23.1% over the comparable period in 2020. The increase in net sales for the thirteen weeks ended July 4, 2021 (Successor) was primarily related to sales attributable to Truco, Vitner's, H.K. Anderson, and Festida Foods following the acquisitions of such entities.
IO discounts increased to $30.4 million for the thirteen weeks ended July 4, 2021 (Successor) from $23.7 million for the corresponding thirteen weeks ended June 28, 2020 (Predecessor). Excluding the impacts of acquisitions and changes to IO discounts due to RSP to IO conversion, total net sales declined 0.7% for the thirteen weeks ended July 4, 2021 (Successor) versus the corresponding period in 2020. The thirteen weeks ended June 28, 2020 (Predecessor) experienced increased sales across customers and geographies that were heightened by increased in-home consumption of salty snacks due to COVID-19.

Net sales are evaluated based on our classification as Power and Foundation Brands. Power Brands (“Power Brands”) include our iconic heritage Utz brand and iconic ON THE BORDER® brand; craft brands such as Zapp’s®, Golden Flake® Pork Skins, TORTIYAHS!, and Hawaiian®; “better for you” brands such as Good Health® and Boulder Canyon®; and selected licensed brands such as TGI Fridays® and Herdez®. Our Foundation Brands (“Foundation Brands”) are comprised of several regional brands, including Bachman®, Golden Flake® Chips and Cheese, Tim’s Cascade® Snacks, Snyder of Berlin®, and “Dirty” Potato Chips® as well as partner and private label brands.

For the thirteen weeks ended July 4, 2021 (Successor), excluding brands acquired through our H.K. Anderson, Festida Foods, Truco, and Vitner's acquisitions, Power Brand sales increased by approximately 1%, while Foundation Brand sales decreased approximately 3% from the thirteen weeks ended June 28, 2020 (Predecessor). The decline in net sales for Foundation Brands is due to lapping of prior period sales driven by pantry loading and increased at home consumption at the onset of the COVID-19 pandemic starting in the first fiscal quarter of 2020 and continuing into the second fiscal quarter of 2020. Partially offsetting the COVID-19 lap was a rebound in the convenience store channel, as well as "on-the-go" oriented channels such as food service.
Cost of goods sold and Gross profit
Gross profit was $95.6 million and $84.9 million for the thirteen weeks ended July 4, 2021 (Successor) and the thirteen weeks ended June 28, 2020 (Predecessor), respectively. The increase in gross profit for thirteen weeks ended July 4, 2021 (Successor) was driven by higher sales driven by acquisitions, contributions from the acquisitions of Truco, Festida Foods, Vitner's, and H.K. Anderson, which were partially offset by the commodity cost and wage inflation.
Our gross profit margin was 32.1% for the thirteen weeks ended July 4, 2021 (Successor) versus 35.1% for the thirteen weeks ended June 28, 2020 (Predecessor). The decrease in gross profit margin was primarily driven by higher commodity inflation, higher labor costs, and inbound freight costs. Additionally, IO discounts increased to $30.4 million for the thirteen weeks ended July 4, 2021 (Successor) from $23.7 million for the thirteen weeks ended June 28, 2020 (Predecessor), reducing gross profit by $6.7 million.

Selling, general and administrative expense
Selling, general and administrative expenses increased to $93.5 million, up $25.4 million or 37.3%, for the thirteen weeks ended July 4, 2021 (Successor) from $68.1 million for the thirteen weeks ended June 28, 2020 (Predecessor). The increased expenses for the thirteen weeks ended July 4, 2021 (Successor) were primarily driven by incremental operating costs associated with acquisitions and being a public company, $10.3 million, along with the associated depreciation and amortization of $7.4 million, related to the acquisitions and the recent Business Combination. Other factors driving increased year-over-year cost include industry-wide inflationary pressures in transportation and fuel costs of $4.5 million, and increased spend for marketing/media of $1.7 million, to drive future growth.
Gain on sale of assets
Gain on sale of assets was $2.3 million and $0.7 million for the thirteen weeks ended July 4, 2021 (Successor), and the thirteen weeks ended June 28, 2020 (Predecessor), respectively. Company owned routes were recorded at fair value as a result of the Business Combination, which resulted in increasing the IO route asset by $10.5 million. Conversions continued during the second fiscal quarter of 2021 and gains were offset by the values of the routes that were established as part of the Business Combination.
Other income (expense), net
Other income (expense), net was $12.2 million and $(9.7) million for the thirteen weeks ended July 4, 2021 (Successor), and the thirteen weeks ended June 28, 2020 (Predecessor), respectively. The increase in income for the thirteen weeks ended July 4, 2021 (Successor) was primarily due to a $19.4 million gain from the remeasurement of warrant liability.
Income taxes
Income tax expense was $0.4 million and $1.2 million for the thirteen weeks ended July 4, 2021 (Successor), and the thirteen weeks ended June 28, 2020 (Predecessor), respectively.

Twenty-six weeks ended July 4, 2021 (Successor) versus twenty-six week periods ended June 28, 2020 (Predecessor)
Net sales
Net sales was $567.1 million and $470.0 million for the twenty-six weeks ended July 4, 2021 (Successor), and the twenty-six weeks ended June 28, 2020 (Predecessor), respectively. Net sales for the twenty-six weeks ended July 4, 2021 (Successor) increased $97.1 million or 20.7% over the comparable period in 2020. The increase in net sales for the twenty-six weeks ended July 4, 2021 (Successor) was primarily related to the acquisitions of Truco, Vitner's, H.K. Anderson, and Festida Foods. The twenty-six weeks ended June 28, 2020 (Predecessor) experienced increased sales across customers and geographies that were heightened by increased in-home consumption of salty snacks due to COVID-19.
IO discounts increased to $56.9 million for the twenty-six weeks ended July 4, 2021 (Successor) from $47.8 million for the corresponding twenty-six weeks ended June 28, 2020 (Predecessor). Excluding the impacts of acquisitions and changes to IO discounts due to RSP to IO conversions, total net sales declined 1.6% for the twenty-six weeks ended July 4, 2021 (Successor) versus the corresponding period in 2020. The twenty-six weeks ended June 28, 2020 (Predecessor) experienced increased sales across customers and geographies that were heightened by increased in-home consumption of salty snacks due to COVID-19.
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
For the twenty-six weeks ended July 4, 2021 (Successor), excluding brands acquired through our H.K. Anderson, Truco, Festida Foods, and Vitner's acquisitions, Power Brand sales were effectively flat, while Foundation Brand sales decreased approximately 4% from the twenty-six weeks ended June 28, 2020 (Predecessor). The decline in Foundation Brands is due to lapping of prior period sales driven by pantry loading and greater at home consumption at the onset of the COVID-19 pandemic starting in the first fiscal quarter of 2020 and continuing through the second fiscal quarter of 2020. Partially offsetting the COVID-19 lap was a rebound in the convenience store channel, as well as "on-the-go" oriented channels such as food service.
Cost of goods sold and Gross profit
Gross profit was $190.8 million and $164.9 million for the twenty-six weeks ended July 4, 2021 (Successor) and the twenty-six weeks ended June 28, 2020 (Predecessor), respectively. The increase in gross profit for twenty-six weeks ended July 4, 2021 (Successor) was primarily driven by higher sales driven by acquisitions, contributions from the acquisitions of Truco, Festida Foods, Vitner's, and H.K. Anderson, which were partially offset by the commodity cost and wage inflation.
Our gross profit margin was 33.6% for the twenty-six weeks ended July 4, 2021 (Successor) versus 35.1% for the twenty-six weeks ended June 28, 2020 (Predecessor). The decrease in gross profit margin was primarily driven by higher commodity inflation, higher labor and inbound freight costs. Additionally, IO discounts increased to $56.9 million for the twenty-six weeks ended July 4, 2021 (Successor) from $47.8 million for the twenty-six weeks ended June 28, 2020 (Predecessor), reducing gross profit by $9.1 million.

Selling, general and administrative expense
Selling, general and administrative expenses were $180.1 million and $136.4 million for the twenty-six weeks ended July 4, 2021 (Successor), and the twenty-six weeks ended June 28, 2020 (Predecessor), respectively. Selling, general and administrative expenses for the twenty-six weeks ended July 4, 2021 (Successor) increased $43.8 million or 32.1% over the corresponding period in 2020. The increased expenses for the twenty-six weeks ended July 4, 2021 (Successor) were primarily driven by incremental operating costs associated with acquisitions and being a public company of $20.5 million, along with the associated depreciation and amortization of $15.0 million, related to the acquisitions and the recent Business Combination. Other factors driving increased year-over-year cost include industry-wide inflationary pressures in transportation and fuel costs of $7.7 million, and increased spend for marketing/media of $3.3 million, to drive future growth.

Gain on sale of assets
Gain on sale of assets was $3.0 million and $1.1 million for the twenty-six weeks ended July 4, 2021 (Successor), and the twenty-six weeks ended June 28, 2020 (Predecessor), respectively. Company owned routes were recorded at fair value as a result of the Business Combination, which resulted in increasing the IO route asset by $10.5 million. Conversion continued during the first fiscal quarter of 2021 and gains were offset by the values of the routes that were established as part of the Business Combination.

Other expense, net
Other expense, net was $19.4 million and $18.8 million for the twenty-six weeks ended July 4, 2021 (Successor), and the twenty-six weeks ended June 28, 2020 (Predecessor), respectively. The incremental expense for the twenty-six weeks ended July 4, 2021 (Successor) was primarily due to a $2.1 million loss from the remeasurement of the warrant liability.
Income taxes
Income tax expense was $1.4 million and $2.6 million for the twenty-six weeks ended July 4, 2021 (Successor), and the twenty-six weeks ended June 28, 2020 (Predecessor), respectively.
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
We define Further Adjusted EBITDA as Adjusted EBITDA after giving effect to pre-acquisition EBITDA of Truco, pre-acquisition Adjusted EBITDA of Vitner's, pre-acquisition EBITDA of H.K. Anderson, pre-acquisition EBITDA of Festida. We also report Further Adjusted EBITDA as a percentage of Pro Forma Net Sales as an additional measure to evaluate our Further Adjusted EBITDA margins on Pro Forma Net Sales.
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

The following table provides a reconciliation from Net Income (Loss) to EBITDA and Adjusted EBITDA for the thirteen and twenty-six weeks ended July 4, 2021 (Successor) and June 28, 2020 (Predecessor), respectively:

	Successor	Predecessor	Successor	Predecessor
(dollars in millions)	Thirteen weeks ended July 4, 2021	Thirteen weeks ended June 28, 2020	Twenty-six weeks ended July 4, 2021	Twenty-six weeks ended June 28, 2020
Net Income (Loss)	$16.2	$6.6	$(7.2)	$8.2
Plus non-GAAP adjustments:
Income Tax Expense	0.4	1.2	1.4	2.6
Depreciation and Amortization	19.1	9.0	38.6	17.9
Interest Expense, Net	7.9	10.0	18.8	19.6
Interest Income (IO loans)(1)	(0.4)	(0.6)	(1.3)	(0.9)
EBITDA	43.2	26.2	50.3	47.4
Certain Non-Cash Adjustments(2)	2.8	1.7	7.0	2.8
Acquisition and Integration(3)	2.0	3.9	3.9	9.1
Business Transformation Initiatives(4)	6.5	0.8	9.8	2.4
Financing-Related Costs(5)	0.6	—	0.6	0.1
(Gain) Loss on Remeasurement of Warrant Liability(6)	(19.4)	—	2.1	—
Adjusted EBITDA	35.7	32.6	73.7	61.8
Adjusted EBITDA as a % of Net Sales	12.0%	13.5%	13.0%	13.2%
HKA Pre-Acquisition Adjusted EBITDA(7)	—	0.3	—	0.6
Vitner's Pre-Acquisition Adjusted EBITDA(7)	—	0.6	—	0.9
Truco Pre-Acquisition Adjusted EBITDA(7)	—	16.2	—	25.9
Festida Pre-Acquisition Adjusted EBITDA(7)	1.0	1.8	2.6	3.1
Further Adjusted EBITDA	$36.7	$51.5	$76.3	$92.3
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
(2)Certain Non-Cash Adjustments are comprised primarily of the following:
Incentive programs – Utz Quality Foods, LLC, our wholly-owned subsidiary, established the 2018 Long-Term Incentive Plan (the “2018 LTIP”) for employees in February 2018. The Company recorded expense of $1.1 million and $1.9 million for thirteen weeks and twenty-six weeks ended June 28, 2020 (Predecessor), respectively. Expenses incurred for the 2018 LTIP are non-operational in nature and are expected to decline upon the vesting of the remaining phantom units from fiscal year 2018 and fiscal year 2019 at the end of fiscal year 2021. The phantom units under the 2018 LTIP were converted into the 2020 LTIP RSUs as part of the Business Combination. For the thirteen weeks and twenty-six weeks ended July 4, 2021 (Successor), the Company incurred $2.7 million and $5.6 million, respectively, of stock-based compensation under the 2020 LTIP.
Purchase Commitments and Other Adjustments – We have purchased commitments for specific quantities at fixed prices for certain of our products’ key ingredients. To facilitate comparisons of our underlying operating results, this adjustment was made to remove the volatility of purchase commitment related gains and losses. For each of the thirteen weeks and twenty-six weeks ended July 4, 2021 (Successor) we recorded a loss of $0.0 million compared to a benefit of $0.7 million and $1.0 million for the thirteen weeks and twenty-six weeks ended June 28, 2020 (Predecessor), respectively.
(3)Adjustment for Acquisition and Integration Costs – This is comprised of consulting, transaction services, and legal fees incurred for acquisitions and certain potential acquisitions. The majority of charges are related to costs incurred for the Vitner's acquisition, the Truco acquisition, the Kitchen Cooked acquisition, the Festida Foods acquisition, and related integration expenditures.

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
(5)Financing-Related Costs – These costs include adjustments for various items related to raising debt and preferred equity capital or debt extinguishment costs. The Company incurred expenses of $0.6 million for the thirteen weeks and twenty-six weeks ended July 4, 2021 (Successor), compared to $0.0 million and $0.1 million for the thirteen weeks and twenty-six weeks ended June 28, 2020 (Predecessor), respectively.
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
Liquidity and Capital Resources
The following table presents net cash (used in) provided by operating activities, investing activities and financing activities for the twenty-six weeks ended July 4, 2021 (Successor) and twenty-six weeks ended June 28, 2020 (Predecessor).

	Successor	Predecessor
(in thousands)	Twenty-six weeks ended July 4, 2021	Twenty-six weeks ended June 28, 2020
Net cash (used in) provided by operating activities	$(44)	$20,313
Net cash used in investing activities	(70,543)	(18,011)
Net cash provided by (used in) financing activities	50,501	(7,384)
For the twenty-six weeks ended July 4, 2021 (Successor), our consolidated cash balance, including cash equivalents, was $26.7 million or $20.1 million lower than at January 3, 2021. Net cash provided by operating activities for the twenty-six weeks ended July 4, 2021 (Successor) was $0.0 million compared to $20.3 million twenty-six weeks ended June 28, 2020 (Predecessor), with the difference largely driven by changes in accounts receivable and inventory, and reductions in accrued expenses largely driven by higher year over year compensation payouts. Cash used in investing activities for the twenty-six weeks ended July 4, 2021 (Successor) was $70.5 million mostly driven by the Vitner's and Festida Foods acquisitions totaling $66.6 million, versus cash used in investing activity of $18.0 million for the twenty-six weeks ended June 28, 2020 (Predecessor), which was primarily driven by the acquisition of Kitchen Cooked. Net cash provided by financing activities was $50.5 million for the twenty-six weeks ended July 4, 2021 (Successor), which was primarily a result of the payoffs of the First Term Loan and the Bridge Credit Agreement, offset by the borrowings under Term Loan B, proceeds from the redemption of Warrants, and net borrowings on the ABL, versus net cash used in financing activities of $7.4 million for the twenty-six weeks ended June 28, 2020 (Predecessor) which was primarily the result of net repayments on the ABL and distributions to members.
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

Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (as amended, the “ABL facility”) in an initial aggregate principal amount of $100.0 million. The ABL facility was set to expire on the fifth anniversary of closing, or November 21, 2022. On April 1, 2020, the ABL facility was amended to increase the credit limit up to $116.0 million and to extend the maturity through August 22, 2024. On December 18, 2020 the ABL facility was amended to increase the credit limit up to $161.0 million. No amounts were outstanding under this facility as of July 4, 2021 and January 3, 2021. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit and amounts borrowed. As of July 4, 2021 and January 3, 2021, $109.0 million and $106.4 million, respectively, was available for borrowing, net of letters of credit. The facility bears interest at an annual rate based on LIBOR plus an applicable margin of 1.50% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.50% (ranging from 0.50% to 1.00%). Had the Company elected to use the Prime rate, the interest rate on the facility as of July 4, 2021 and June 28, 2020, would have been 3.75% and 3.75%, respectively. The Company elected to use the LIBOR rate, the interest rate on the ABL facility as of July 4, 2021 was 1.60%. The Company elected to use the LIBOR rate as of June 28, 2020 and the interest rate was 1.66%. The ABL facility is also subject to unused line fees (0.5% at July 4, 2021) and other fees and expenses.
Standby letters of credit in the amount of $11.6 million and $14.1 million have been issued as of July 4, 2021 and January 3, 2021, respectively. The standby letters of credit are primarily issued for insurance purposes.
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
The First Lien Term Loan requires quarterly principal payments of $1.3 million beginning March 2018, with a balloon payment due for any remaining balance on the seventh anniversary of closing, or November 21, 2024. On August 28, 2020, as part of the Business Combination (as described in Note 1. "Operations and Summary of Significant Accounting Policies" and Note 2. "Acquisitions") an advance payment of principal was made on the First Lien Term Loan of $111.6 million. The First Lien Term Loan bears interest at an annual rate based on either LIBOR plus an applicable margin of 3.50%, or prime rate plus an applicable margin of 2.50%. The interest rate on the First Lien Term Loan as of June 28, 2020 was 5.10%. In connection with Amendment No. 2 to the Credit Agreement, dated November 21, 2017 with Bank of America, N.A., as further described within this note, the outstanding balance of $410 million was repaid in full the interest rate on this instrument was 3.64% at the time of payoff.
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

On December 14, 2020, the Company entered into a Bridge Credit Agreement with a syndicate of banks, led by Bank of America, N.A. (the “Bridge Credit Agreement”). The proceeds of the Bridge Credit Agreement were used to fund the Company’s acquisition of Truco and the IP Purchase from OTB Acquisition, LLC, in which the Company withdrew $490.0 million to finance the Truco Acquisition and IP Purchase. The Bridge Credit Agreement bears interest at an annual base rate of 4.25% plus 1 month LIBOR with scheduled incremental increases to the base rate, as defined in the Bridge Credit Agreement. The loan converts into an Extended Term Loan if the Loan remains open 365 days after the closing date. As of January 3, 2021, the outstanding balance of the Bridge Credit Agreement was $370.0 million, with $120.0 million being repaid from the redemption of the Company's warrants. Commitment fees and deferred financing costs on the Bridge Credit Agreement totaled $7.2 million, of which $2.6 million remained on the books as of January 3, 2021. In connection with Amendment No. 2 to the Credit Agreement, and a $12.0 million repayment in the first quarter of 2021, the outstanding balance of $370.0 million was repaid in full and the Bridge Credit Agreement was terminated.
On January 20, 2021, the Company entered into Amendment No. 2 to the Credit Agreement ("Amendment No. 2") which provided additional operating flexibility and revisions to certain restrictive covenants. Pursuant to the terms of Amendment No. 2, the Company raised $720 million in aggregate principal of Term Loan B ("Term Loan B") which bears interest at LIBOR plus 3.00%, and extended the maturity of the Credit Agreement to January 20, 2028. The proceeds were used, together with cash on hand and proceeds from our exercised warrants, to redeem the outstanding principal amount of existing Term Loan B and Bridge Credit Agreement of $410 million and $358 million, respectively. The refinancing was accounted for as an extinguishment. The Company incurred debt issuance costs and original issuance discounts of $8.4 million. The interest rate on Term Loan B was 3.09% as of July 4, 2021.
On June 22, 2021, the Company entered into Amendment No. 3 to the Credit Agreement ("Amendment No. 3"). Pursuant to the terms of Amendment No. 3, the Company increased the principal balance of Term Loan B by $75.0 million to bring the aggregated balance of Term Loan B proceeds to $795.0 million, of which $791.2 million remains outstanding as of July 4, 2021. The Company incurred additional debt issuance costs and original issuance discounts of $0.7 million related to the incremental funding.
The First Lien Term Loan, the Secured First Lien Note, Term Loan B, and the ABL facility are collateralized by substantially all of the assets of UBH and its subsidiaries, including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with its financial covenant as of July 4, 2021.

On July 2, 2021, the Company entered into an agreement with Bank of America Leasing & Capital, LLC, whereby the Company agreed to sell and lease-back certain manufacturing equipment and warehouse/distribution equipment for $13.0 million. This was accounted for as a financing transaction. The terms of the sale leaseback transaction are for 60 months at an interest rate of 3.26%.

Derivative Financial Instruments
To reduce the effect of interest rate fluctuations, the Company entered into an interest rate swap contract on September 6, 2019, with an effective date of September 30, 2019, with a counter party to make a series of payments based on a fixed interest rate of 1.339% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams are based on a notional amount of $250 million. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At July 4, 2021, the effective fixed interest rate on the long-term debt hedged by this contract was 3.53%. For further treatment of the Company’s interest rate swap, refer to Note 10. "Fair Value Measurements" and Note 12. "Accumulated Other Comprehensive Income (Loss)."
IO Loan Purchase Commitments
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $5.6 million and $6.6 million at July 4, 2021 and January 3, 2021, respectively, all of which was the Company's consolidated balance sheets. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.

Other Notes Payable and Capital Leases
During the first fiscal quarter of 2020, the Company closed on the acquisition of Kitchen Cooked and the acquisition included a deferred purchase price of $2.0 million, of which $1.0 million was outstanding as of July 4, 2021 and January 3, 2021. Additionally, during the first fiscal quarter of 2020, the Company purchased intellectual property that include a deferred purchase price of $0.5 million, of which $0.4 million and $0.5 million was outstanding as of July 4, 2021 and January 3, 2021, respectively.
During fiscal 2019, the Company sold $33.2 million of notes receivable from IOs on its books for $34.1 million in a series of transactions to a financial institution. During the first quarter of fiscal 2021, the Company sold an additional $2.3 million of notes receivable from IOs on its books for $2.5 million to a financial institution. During the second quarter of fiscal 2021, the Company sold an additional $5.6 million of notes receivable from IOs on its books for $5.8 million to a financial institution. Due to the structure of the transactions, the sales did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding notes receivable also remained on the Company’s books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through December 2028. The Company partially guarantees the outstanding loans, as discussed in further detail within Note 11. "Contingencies". These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
Interest expense for the thirteen weeks ended July 4, 2021 (Successor) was $7.9 million, $7.3 million of which was related to the Company’s credit facility and other long-term debt, of which $0.3 million was related to amortization of deferred financing fees, and $0.3 million of which was related to IO loans. Interest expense for the thirteen weeks ended June 28, 2020 (Predecessor) was $10.0 million, $8.7 million of which was related to the Company’s credit facility and other long-term debt, $0.7 million of which was related to amortization of deferred financing fees, and $0.6 million of which was related to IO loans. Interest expense for the twenty-six weeks ended July 4, 2021 (Successor) was $18.8 million, $14.9 million of which was related to the Company’s credit facility and other long-term debt, of which $3.2 million was related to amortization of deferred financing fees, and $0.7 million of which was related to IO loans. Interest expense for the twenty-six weeks ended June 28, 2020 (Predecessor) was $19.6 million, $17.1 million of which was related to the Company’s credit facility and other long-term debt, $1.3 million of which was related to amortization of deferred financing fees, and $1.2 million of which was related to IO loans. The interest expense on IO loans is a pass-through expense that has an offsetting interest income within Other income (expense).

Off-Balance Sheet Arrangements
Purchase Commitments
Additionally, the Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $64.6 million as of July 4, 2021. The Company has recorded purchase commitment gain (losses) totaling $0.0 million and $(0.7) million for the thirteen weeks ended July 4, 2021 (Successor), and the thirteen weeks ended June 28, 2020 (Predecessor), respectively. The Company has recorded purchase commitment gain (losses) totaling $0.0 million and $(1.0) million for the twenty-six weeks ended July 4, 2021 (Successor), and the twenty-six weeks ended June 28, 2020 (Predecessor), respectively.
IO Guarantees-Off-Balance Sheet
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $2.8 million and $4.1 million at July 4, 2021 and January 3, 2021, respectively, all of which was recorded by the Company as an off balance sheet arrangement. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $10.0 million and $7.1 million at July 4, 2021 and January 3, 2021, respectively, which are off balance sheet. As discussed in Note 8. "Long-Term Debt", the Company also sold notes receivable on its books to Bank of America during fiscal 2019 and fiscal 2021, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at July 4, 2021 and January 3, 2021 was $21.0 million and $16.5 million, respectively. Due to the structure of the transactions, the sales did not qualify for sale accounting treatment, as such the Company records the notes payable obligation owed by the IOs to the financial institution on its consolidated balance sheets; the corresponding note receivable also remained on the Company’s consolidated balance sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
New Accounting Pronouncements
See Note 1. "Operations and Summary of Significant Accounting Policies," to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Revenue Recognition
Our revenues primarily consist of the sale of salty snack items that are sold through DSD and Direct-To-Warehouse distribution methods, either directly to retailers or via distributors. We sell to supermarkets, mass merchandisers, club warehouses, convenience stores and other large-scale retailers, merchants, distributors, brokers, wholesalers, and IOs (which are third party businesses). These revenue contracts generally have a single performance obligation, and the Company recognizes revenue when such obligation is satisfied, as described below. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to customers, including applicable discounts, returns, allowances, trade promotion, consumer coupon redemption, unsaleable product, and other costs. Amounts billed and due from customers are classified as receivables and require payment on a short-term basis and, therefore, we do not have any significant financing components.

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

The benefit of tax positions taken or expected to be taken in our income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling and administrative expenses. As of July 4, 2021, and January 3, 2021, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.
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
We have evaluated the effectiveness of our disclosure controls and procedures as of July 4, 2021 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 4, 2021, our disclosure controls and procedures were ineffective due to the material weakness described below.
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
Changes in Internal Control over Financial Reporting
During our first fiscal quarter ended April 3, 2021, we completed a multi-year implementation plan to go live with a new Enterprise Resource Planning (ERP) system. This system improves upon and consolidates certain processes and controls and increases efficiency. As mentioned above, we are in the process of evaluating the design and operating effectiveness of key financial reporting controls, as part of the remediation of the material weakness described above, and our overall control environment, including the automated controls resulting from this ERP implementation.

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

4.1	Specimen Warrant Certificate of Collier Creek (incorporated by reference to Exhibit 4.3 of Collier Creek’s Form S-1 (File No. 333-227295), filed with the Commission on September 12, 2018).
10.1
Amendment No. 3 to Credit Agreement, dated as of June 22, 2021, to the First Lien Term Loan Credit Agreement, dated as of November 21, 2017 (as amended by that certain Amendment No. 1 to Credit Agreement, dated as of July 23, 2020, by that certain Amendment No. 2 to Credit Agreement, dated as of January 20, 2021 among Utz Quality Foods, LLC, Utz Brands Holdings, LLC, Bank of America, N.A., as Administrative Agent and Collateral Agent and each lender from time to time party thereto.

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

Date: August 12, 2021 UTZ BRANDS, INC.

By:     /s/ Cary Devore
Name:     Cary Devore
Title: Executive Vice President, Chief Financial Officer