Form 10-Q
period 2021-10-03
Utz Brands, Inc.
filed 2021-11-12
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2021
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

As of November 10, 2021 77,570,422 Class A Common Stock, par value $0.0001 per share, and 59,349,000 Class V Common Stock, par value $0.0001 per share, were issued and outstanding.

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
Throughout this Quarterly Report on Form 10-Q (this "Quarterly Report"), unless otherwise noted, the terms “the Company”, “we”, “us”, “our”, “Successor”, “UBI” and “Utz” refer to Utz Brands, Inc. and its consolidated subsidiaries. The Predecessor refers to Utz Brands Holdings, LLC (“UBH" or the “Predecessor”), which closed the Business Combination with the Company on August 28, 2020.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the Company’s business. Specifically, forward-looking statements may include statements relating to:

•The financial position, capital structure, indebtedness, business strategy and plans and objectives of management for future operations;
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

These forward-looking statements are based on information available as of the date of this Quarterly Report and the Company management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, the Company’s results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ are described under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K/A, filed on May 13, 2021 for the year ended January 3, 2021 (our "2020 Annual Report").

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
October 3, 2021 and January 3, 2021
(In thousands, except share information)

	As of October 3, 2021	As of January 3, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$25,961	$46,831
Accounts receivable, less allowance of $1,432 and $239, respectively	152,777	118,305
Inventories	70,812	59,810
Prepaid expenses and other assets	16,632	11,573
Current portion of notes receivable	6,669	7,666
Total current assets	272,851	244,185
Non-current Assets
Property, plant and equipment, net	281,121	270,416
Goodwill	889,521	862,183
Intangible assets, net	1,147,556	1,171,709
Non-current portion of notes receivable	22,140	20,000
Other assets	19,356	15,671
Total non-current assets	2,359,694	2,339,979
Total assets	$2,632,545	$2,584,164
LIABILITIES AND EQUITY
Current Liabilities
Current portion of term debt and financing obligations	$10,672	$469
Current portion of other notes payable	10,021	9,018
Accounts payable	77,559	57,254
Accrued expenses and other	52,932	80,788
Current warrant liability	—	52,580
Total current liabilities	151,184	200,109
Non-current portion of term debt, revolving credit facility and financing obligations	793,024	778,000
Non-current portion of other notes payable	25,315	24,564
Non-current accrued expenses and other	33,256	37,771
Deferred tax liability	74,634	73,786
Non-current warrant liability	48,744	85,032
Total non-current liabilities	974,973	999,153
Total liabilities	1,126,157	1,199,262
Commitments and Contingencies
Equity
Shares of Class A Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 77,570,422 and 71,094,714 shares issued and outstanding as of October 3, 2021 and January 3, 2021, respectively.	8	7
Shares of Class V Common Stock, $0.0001 par value; 61,249,000 shares authorized; 59,349,000 and 60,349,000 shares issued and outstanding as of October 3, 2021 and January 3, 2021, respectively.	6	6
Additional paid-in capital	959,748	793,461
Accumulated deficit	(224,662)	(241,490)
Accumulated other comprehensive income	3,039	924
Total stockholders' equity	738,139	552,908
Noncontrolling interest	768,249	831,994
Total equity	1,506,388	1,384,902
Total liabilities and equity	$2,632,545	$2,584,164
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the fiscal periods ended October 3, 2021, September 27, 2020 and August 28, 2020
(In thousands, except share information)
(Unaudited)

	Successor			Predecessor
	Thirteen weeks ended October 3, 2021	Thirty-nine weeks ended October 3, 2021	From August 29, 2020 through September 27, 2020	From June 29, 2020 through August 28, 2020	From December 30, 2019 through August 28, 2020
Net sales	$312,680	$879,781	$79,372	$168,656	$638,662
Cost of goods sold	210,053	586,353	55,305	106,484	411,595
Gross profit	102,627	293,428	24,067	62,172	227,067
Selling, general and administrative expenses
Selling	67,985	189,152	16,859	33,648	131,579
General and administrative	30,724	89,698	8,451	25,626	64,050
Total selling, general and administrative expenses	98,709	278,850	25,310	59,274	195,629
Gain on sale of assets
Gain (loss) on disposal of property, plant and equipment, net	60	964	5	(14)	79
(Loss) gain on sale of routes, net	(1,103)	1,001	59	233	1,264
Total (loss) gain on sale of assets	(1,043)	1,965	64	219	1,343
Income (loss) from operations	2,875	16,543	(1,179)	3,117	32,781
Other income (expense)
Interest expense	(7,726)	(26,483)	(1,818)	(7,029)	(26,659)
Other income (expense)	740	2,216	(2,323)	432	1,271
Gain (loss) on remeasurement of warrant liability	36,288	34,155	(18,008)	—	—
Other income (expense), net	29,302	9,888	(22,149)	(6,597)	(25,388)
Income (loss) before income tax expense	32,177	26,431	(23,328)	(3,480)	7,393
Income tax expense (benefit)	827	2,251	(2,889)	1,344	3,973
Net income (loss)	31,350	24,180	(20,439)	(4,824)	3,420
Net loss attributable to noncontrolling interest	1,902	4,122	2,320	—	—
Net income (loss) attributable to controlling interest	$33,252	$28,302	$(18,119)	$(4,824)	$3,420
Earnings per Class A Common stock: (in dollars)
Basic	$0.43	$0.36	$(0.31)
Diluted	$0.40	$0.34	$(0.31)
Weighted-average shares of Class A Common stock outstanding
Basic	76,713,241	76,380,244	59,369,050
Diluted	80,906,618	81,082,177	59,369,050
Other comprehensive income (loss):
Change in value of interest rate swap	$686	$2,115	$252	$454	$(7,463)
Comprehensive income (loss)	$33,938	$30,417	$(17,867)	$(4,370)	$(4,043)

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
For the fiscal periods ended October 3, 2021, September 27, 2020 and August 28, 2020
(In thousands, except share data)
(Unaudited)

Predecessor	Members' (Deficit) Equity	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total (Deficit) Equity
Balance at December 29, 2019	$(27,446)	$1,408	$(7,314)	$(33,352)
Net income	8,244	—	—	8,244
Other comprehensive loss	—	(7,917)	—	(7,917)
Merger of noncontrolling interest	(7,314)	—	7,314	—
Distributions to members	(5,196)	—	—	(5,196)
Balance at June 28, 2020	(31,712)	(6,509)	—	(38,221)
Net loss	(4,824)	—	—	(4,824)
Other comprehensive income	—	454	—	454
Distributions to members	(1,219)	—	—	(1,219)
Balance at August 28, 2020	$(37,755)	$(6,055)	$—	$(43,810)

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
For the fiscal periods ended October 3, 2021, September 27, 2020 and August 28, 2020
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Successor	Shares	Amount	Shares	Amount
Balance at August 29, 2020	57,369,050	$6	57,765,978	$6	$472,329	$(134,331)	$—	338,010	$950,768	$1,288,778
Conversion of Restricted Sponsor Shares	2,000,000	—		—	—	—	—	—	—	—
Conversion of Continuing Members' Retained Restricted Units		—	3,483,022	—		—	—	—	—	—
Share-based compensation		—		—	1,058	—	—	1,058	—	1,058
Net loss		—		—	—	(18,119)	—	(18,119)	(2,320)	(20,439)
Other comprehensive income		—		—	—	—	252	252	—	252
Cash dividends ($0.05 per share of Class A Common Stock)		—		—	—	(2,968)	—	(2,968)	—	(2,968)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3,089)	(3,089)
Balance at September 27, 2020	59,369,050	$6	61,249,000	$6	$473,387	$(155,418)	$252	$318,233	$945,359	$1,263,592

Balance at January 3, 2021	71,094,714	$7	60,349,000	$6	$793,461	$(241,490)	$924	$552,908	$831,994	$1,384,902
Conversion of warrants	4,976,717	—		—	144,659	—	—	144,659	(32,714)	111,945
Stock-based compensation	498,991	1		—	6,638	—	—	6,639	—	6,639
Net loss		—		—	—	(4,950)	—	(4,950)	(2,220)	(7,170)
Other comprehensive income		—		—	—	—	1,429	1,429	—	1,429
Cash dividends ($0.10 per share of Class A Common Stock)		—		—	—	(7,645)	—	(7,645)	—	(7,645)
Distribution to noncontrolling interest		—		—	—	—	—	—	(10,829)	(10,829)
Balance at July 4, 2021	76,570,422	$8	60,349,000	$6	$944,758	$(254,085)	$2,353	$693,040	$786,231	$1,479,271
Stock-based compensation		—		—	2,041	—	—	2,041	—	2,041
Exchange	1,000,000	—	(1,000,000)	—	12,949	—	—	12,949	(12,949)	—
Net income (loss)		—		—	—	33,252	—	33,252	(1,902)	31,350
Other comprehensive income		—		—	—	—	686	686	—	686
Cash dividends ($0.05 per share of Class A Common Stock)		—		—	—	(3,829)	—	(3,829)	—	(3,829)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3,131)	(3,131)
Balance at October 3, 2021	77,570,422	$8	59,349,000	$6	$959,748	$(224,662)	$3,039	$738,139	$768,249	$1,506,388
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal periods ended October 3, 2021, September 27, 2020 and August 28, 2020
(In thousands)
(Unaudited)

	Successor		Predecessor
	Thirty-nine weeks ended October 3, 2021	From August 29, 2020 through September 27, 2020	From December 30, 2019 through August 28, 2020
Cash flows from operating activities
Net income (loss)	$24,180	$(20,439)	$3,420
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59,295	5,538	24,055
Amortization of step-up of inventory	—	5,795	—
(Gain) loss on remeasurement of warrant liability	(34,155)	18,008	—
Gain on disposal of property and equipment	(964)	(5)	(79)
Gain on sale of routes	(1,001)	(59)	(1,264)
Stock-based compensation	8,680	1,058	—
Loss on debt extinguishment	—	2,500	—
Deferred taxes	723	(752)	3,583
Amortization of deferred financing fees	3,498	—	1,742
Changes in assets and liabilities:
Accounts receivable, net	(30,577)	(3,929)	(11,786)
Inventories	(7,564)	904	(6,883)
Prepaid expenses and other assets	(9,598)	(2,131)	(3,456)
Accounts payable and accrued expenses and other	(8,235)	(34,236)	21,295
Net cash provided by (used in) operating activities	4,282	(27,748)	30,627
Cash flows from investing activities
Acquisition of Utz Brands Holdings, LLC, net of cash acquired	—	(185,467)	—
Acquisitions, net of cash acquired	(66,631)	—	(8,816)
Purchases of property and equipment	(17,794)	(2,972)	(11,828)
Purchases of intangibles	(1,757)	—	(650)
Proceeds from sale of property and equipment	1,604	62	615
Proceeds from sale of routes	8,027	8	2,774
Proceeds from the sale of IO notes	7,922	—	—
Notes receivable, net	(9,452)	(132)	(3,611)
Net cash used in investing activities	(78,081)	(188,501)	(21,516)
Cash flows from financing activities
Borrowings on term debt and notes payable	820,617	—	2,650
Repayments on term debt and notes payable	(789,662)	(239,370)	(6,686)
Payment of debt issuance cost	(9,210)	—	—
Exercised warrants	57,232	—	—
Dividends	(11,908)	—	—
Distributions to members	—	—	(6,415)
Distribution to noncontrolling interest	(14,140)	(29)	—
Net cash provided by (used in) financing activities	52,929	(239,399)	(10,451)
Net decrease in cash and cash equivalents	(20,870)	(455,648)	(1,340)
Cash and cash equivalents at beginning of period	46,831	487,672	15,053
Cash and cash equivalents at end of period	$25,961	$32,024	$13,713

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
The benefit of tax positions taken or expected to be taken in the Company’s income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling and administrative expenses. As of October 3, 2021 and January 3, 2021, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next fiscal year.
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

For the latest qualitative analysis performed, which took place on the first day of the fourth quarter of 2020, we had taken into consideration all the events and circumstances listed in FASB ASC 350, Intangibles—Goodwill and Other, in addition to other entity-specific factors that had taken place from the period of the business combination, which assessed goodwill, on August 28, 2020. There were no triggering events as of October 3, 2021 that would require an interim impairment analysis prior to the annual impairment test.

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
The Company offers various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. The Company has reserves in place of $25.7 million as of October 3, 2021 and $17.6 million as of January 3, 2021. Differences between estimated expense and actual redemptions are recognized as a change in management's estimate as actual redemptions are incurred.
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
Recently Issued Accounting Standards – In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which requires a lessee to recognize in its balance sheet an asset and liability for most leases with a term greater than 12 months. Lessees should recognize a liability to make lease payments and a right-of-use asset representing the lessee’s right to use the underlying asset for the lease term. On June 3, 2020, the FASB deferred the effective date of ASC 842 for private or emerging growth companies to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. However, as discussed within Emerging Growth Company caption above, the Company will no longer be an emerging growth company commencing on the last day of fiscal year 2021. Therefore, the Company will adopt this standard as of January 4, 2021 for the purposes of the Company’s financial statements for the twelve months ending January 2, 2022 included within Form 10-K. The Company continues to plan for the adoption and implementation of this guidance, including the implementation of new leasing systems capable of producing the data to prepare the required accounting and disclosures under the new accounting standard. The Company plans to elect the package of practical expedients, permitted under the transition guidance within the new standard, which among other things, allows for the carry forward of the historical classification of leases. The Company will complete this project in the fourth quarter of 2021. Management believes that there will be assets and liabilities recognized on the Company’s consolidated balance sheet and an immaterial impact on the Company’s consolidated statement of operations.

In June 2016, ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”) was issued. This ASU requires entities to measure the impairment of certain financial instruments, including accounts receivables, based on expected losses rather than incurred losses. For public entities this ASU was effective for fiscal years beginning after December 15, 2019 and for non-public business entities or emerging growth companies, this ASU is effective for fiscal years beginning after December 15, 2022. As noted, the Company will lose its status as an emerging growth company and as such will implement the adoption of this standard during the fourth quarter of fiscal 2021. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures.
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

The following table summarizes the total business enterprise value, comprised of the fair value of certain purchase consideration paid by the Company to the Continuing Members, the fair value of the noncontrolling interest and the fair value of certain net debt assumed by the Company at Closing:

(in thousands)
Total cash consideration	$199,161
Tax Receivable Agreement obligations to the Continuing Members(1)	25,302
Replaced Awards(2)	11,175
Continuing Members’ Retained Restricted Units in UBH(3)	54,067
Total purchase consideration	289,705
Noncontrolling interest(4)	896,701
Net debt assumed	648,150
Total business enterprise value	$1,834,556

(1) Under the terms of the TRA, the Company generally will be required to pay to the Continuing Members 85% of the applicable cash savings, if any, in U.S. federal and state income tax based on its ownership in UBH that the Company is deemed to realize in certain circumstances as a result of the increases in tax basis and certain tax attributes resulting from the Business Combination. The fair value of these contingent payments at the Closing was $25.3 million which has been recorded as a non-current accrued expense. Refer to Note 14. "Income Taxes" for additional information on the TRA.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed of UBH at Closing:

(in thousands)
Assets acquired:
Cash and cash equivalents	$13,713
Accounts receivable	119,339
Inventory	63,862
Prepaid expenses and other assets	6,116
Notes receivable	29,453
Property, plant and equipment, net	269,951
Identifiable intangible assets(1)	871,150
Other assets	7,086
Total assets acquired:	1,380,670
Liabilities assumed:
Accounts payable	49,531
Accrued expenses	78,223
Notes payable	34,547
Deferred tax liability	25,381
Total liabilities assumed:	187,682
Net identifiable assets acquired	1,192,988
Goodwill(2)	$641,568

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

The fair values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful Life
	(In Thousands)	(In Years)
Indefinite lived trade names	$355,500	Indefinite
Finite lived trade names	56,000	15
Customer relationships	443,500	25
Technology	43	5
Master distribution rights	2,221	15
Company owned routes	13,886	Indefinite

Total	$871,150

(2) The goodwill of $641.6 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of UBH. A portion of the goodwill recognized is expected to be deductible for income tax purposes. As of August 28, 2021, the purchase price allocation had been finalized.

H.K. Anderson

On November 2, 2020, the Company, through its subsidiary, UQF, acquired certain assets of the H.K. Anderson business ("HKA Acquisition"), a leading brand of peanut butter-filled pretzels, from subsidiaries of Conagra Brands, Inc. for approximately $8.0 million. The acquisition, which includes certain intangible assets, is intended to broaden the Company's product offering to include peanut butter filled pretzels. The fair values to which the purchase price was allocated were $1.8 million to trademarks, $2.7 million to customer relationships, and $3.5 million to goodwill. The trademarks and customer relationships are being amortized over a period of 15 years. As of October 3, 2021, the purchase price allocation has been finalized.

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

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed by the Company at the date of the acquisition:

(in thousands)
Purchase consideration	$405,081
Tax consideration (1)	3,668
Total consideration	408,749
Assets acquired:
Cash	5,811
Accounts receivable	15,609
Inventory, net	2,629
Prepaid expenses and other assets	4,290
Property, plant and equipment	461
Other assets	1,219
Customer relationships (2)	225,000
Total assets acquired:	255,019
Liabilities assumed:
Accounts payable	5,702
Accrued expenses	4,492
Other liabilities	26
Deferred tax liability	50,980
Total liabilities assumed:	61,200
Net identifiable assets acquired	193,819
Goodwill (3)	$214,930

(1) The Stock Purchase Agreement provided that Truco Holdings LLC is entitled to receive any tax refunds received by the Company after the closing date for any pre-closing date tax period of Truco. The Company estimated an income tax refund receivable in the amount of $3.7 million related to the pre-acquisition tax periods, which was reflected on the Company's consolidated balance sheet as of January 3, 2021. The Company recorded a corresponding payable of $3.7 million to Truco Holdings LLC.

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

(3) The goodwill of $214.9 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of Truco. As of October 3, 2021, the purchase price allocation has not been finalized. We expect to finalize the valuation report and complete the purchase price allocation no later than one-year from the acquisition date.

The Company incurred $5.6 million of transaction costs directly related to the acquisition. These transaction costs are recorded within administrative expenses within the consolidated statements of operations and comprehensive income (loss). For the thirteen weeks ended October 3, 2021, Truco contributed revenues of $56.0 million and a net income of $5.8 million in the consolidated statement of operations and comprehensive income (loss). For the thirty-nine weeks ended October 3, 2021, Truco contributed revenues of $152.9 million and net income of $6.8 million in the consolidated statement of operations and comprehensive income (loss).

Vitner's

On January 11, 2021, the Company announced that its subsidiary, UQF entered into a definitive agreement with Snak-King Corp. to acquire certain assets of the C.J. Vitner business ("Vitner's acquisition" or "acquisition of Vitner's"), a leading brand of salty snacks in the Chicago, IL area. The Company closed this transaction on February 8, 2021 and the purchase price of approximately $25.2 million was funded from current cash-on-hand. The provisional fair values to which the purchase price was allocated were $2.9 million to trademarks, $0.8 million to customer relationships, $1.7 million to DSD routes, $1.9 million of other net assets, and $17.9 million to goodwill. The trademarks and customer relationships are being amortized over a period of 15 years. As of October 3, 2021, the purchase price allocation has not been finalized. We expect to finalize the valuation report and complete the purchase price allocation no later than one-year from the acquisition date.

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

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed by the Company at the date of the acquisition:

(in thousands)
Purchase consideration	$40,324
Assets acquired:
Accounts receivable	2,776
Inventory	2,704
Prepaid expenses and other assets	182
Property, plant and equipment	24,650
Customer relationships	1,270
Total assets acquired:	31,582
Liabilities assumed:
Accounts payable	2,017
Accrued expenses	844
Total liabilities assumed:	2,861
Net identifiable assets acquired	28,721
Goodwill	$11,603
The customer relationships are being amortized over a period of 10 years. As of October 3, 2021, the purchase price allocation has not been finalized. We expect to finalize the valuation report and complete the purchase price allocation no later than one-year from the acquisition date.

3.INVENTORIES
Inventories consisted of the following:

(in thousands)	As of October 3, 2021	As of January 3, 2021
Finished goods	$39,489	$28,935
Raw materials	24,739	25,129
Maintenance parts	6,584	5,746
Total inventories	$70,812	$59,810
4.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

(in thousands)	As of October 3, 2021	As of January 3, 2021
Land	$23,604	$22,750
Buildings	97,812	83,780
Machinery and equipment	180,411	157,513
Land improvements	2,713	2,228
Building improvements	866	1,047
Construction-in-progress	19,663	15,518
	325,069	282,836
Less: accumulated depreciation	(43,948)	(12,420)
Property, plant and equipment, net	$281,121	$270,416
Depreciation expense was $11.5 million, $31.8 million, and $3.8 million for the thirteen and thirty-nine weeks ended October 3, 2021 (Successor) and for the Successor period from August 29, 2020 to September 27, 2020, respectively. Depreciation expense was $4.8 million and $19.0 million for the predecessor periods from June 29, 2020 to August 28, 2020 and December 30, 2019 to August 28, 2020, respectively. Depreciation expense is classified in cost of goods sold, selling expenses, and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
5.GOODWILL AND INTANGIBLE ASSETS, NET
A rollforward of goodwill is as follows:

Successor
(in thousands)
Balance as of January 3, 2021	$862,183
Acquisition of Vitner's	17,880
Acquisition of Festida Foods	11,603
Acquisition adjustments	(2,145)
Balance as of October 3, 2021	$889,521

Intangible assets, net, consisted of the following:

(in thousands)	As of October 3, 2021	As of January 3, 2021
Subject to amortization:
Distributor/customer relationships	$673,210	$671,150
Technology	43	43
Trademarks	60,750	57,810
Master distribution rights	2,221	2,221
Amortizable assets, gross	736,224	731,224
Accumulated amortization	(35,522)	(8,268)
Amortizable assets, net	700,702	722,956
Not subject to amortization
Trade names	434,513	434,513
IO routes	12,341	14,240
Intangible assets, net	$1,147,556	$1,171,709
Amortizable trademark intangible assets increased by $2.9 million and distributor/customer relationships increased by $0.8 million during the first quarter of fiscal 2021 due to the acquisition of Vitner's. Company owned routes increased by $1.7 million related to routes acquired in the acquisition of Vitner's and $1.2 million related to the purchase of certain distribution rights in the Central Florida region from an existing third party distributor during the first quarter of fiscal 2021. Distributor/customer relationships increased by $1.5 million during the second quarter of fiscal 2021 due to the acquisition of Festida Foods. Distributor/customer relationships decreased by $0.3 million during the third quarter of fiscal 2021 due to an acquisition adjustment for Festida Foods. There were no other changes to intangible assets during the thirty-nine weeks ended October 3, 2021 other than those which arise from the normal course of business of buying and selling of Company owned routes and amortization.
Amortization of the distributor/customer relationships, technology, and trade names amounted to $8.9 million, $27.3 million, and $1.8 million for the thirteen and thirty-nine weeks ended October 3, 2021 (Successor) and for the Successor period from August 29, 2020 to September 27, 2020, respectively. Amortization of the distributor/customer relationships, technology, and trade names amounted to $1.3 million and $5.1 million for the predecessor periods from June 29, 2020 to August 28, 2020 and December 30, 2019 to August 28, 2020, respectively. Amortization expense is classified in administrative expenses on the consolidated statements of operations and comprehensive income (loss).
6.NOTES RECEIVABLE
The Company has undertaken a program in recent years to sell company-managed DSD distribution routes to IOs. Contracts are executed between the Company and the IO for the sale of the product distribution route, including a note in favor of the Company, in certain cases. The notes bear interest at rates ranging from 0.00% to 8.55% with terms ranging generally from one to ten years. The notes receivable balances due from IOs at October 3, 2021 and January 3, 2021 totaled $28.6 million and $27.1 million, respectively, and are collateralized by the routes for which the loans are made. Of the balance at October 3, 2021 and January 3, 2021, $24.1 million and $23.1 million, respectively relates to corresponding notes payable, as discussed in further detail within Note 8. "Long-Term Debt".
Other notes receivable totaled $0.2 million and $0.6 million as of October 3, 2021 and January 3, 2021, respectively.

7.ACCRUED EXPENSES AND OTHER
Accrued expenses and other consisted of the following:

(in thousands)	As of October 3, 2021	As of January 3, 2021
Accrued compensation and benefits	$19,326	$36,968
Accrued freight and manufacturing related costs	8,006	6,972
Insurance liabilities	8,131	8,100
Short term interest rate hedge liability	3,016	3,048
Accrued interest	686	1,220
Accrued sales tax	1,300	1,300
Truco acquisition tax consideration	3,668	4,468
Accrued distributions	3,829	4,261
Other accrued expenses	4,970	14,451
Total accrued expenses and other	$52,932	$80,788
Non-current accrued expenses and other consisted of the following:

(in thousands)	As of October 3, 2021	As of January 3, 2021
TRA liability	$25,302	$28,691
Supplemental retirement and salary continuation plans	7,902	6,901
Long term portion of an interest rate hedge liability	—	2,082
Other long term accrued expenses	52	97
Total accrued expenses and other	$33,256	$37,771

8.LONG-TERM DEBT
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (as amended, the “ABL facility”) in an initial aggregate principal amount of $100.0 million. The ABL facility was set to expire on the fifth anniversary of closing, or November 21, 2022. On April 1, 2020, the ABL facility was amended to increase the credit limit up to $116.0 million and to extend the maturity through August 22, 2024. On December 18, 2020, the ABL facility was amended to increase the credit limit up to $161.0 million. No amounts were outstanding under this facility as of October 3, 2021 and January 3, 2021. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit and amounts borrowed. As of October 3, 2021 and January 3, 2021, $133.2 million and $106.4 million, respectively, was available for borrowing, net of letters of credit. The facility bears interest at an annual rate based on LIBOR plus an applicable margin of 1.50% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.50% (ranging from 0.50% to 1.00%). Had the Company elected to use the Prime rate, the interest rate on the facility as of October 3, 2021 and September 27, 2020, would have been 3.75% and 3.75%, respectively. The Company elected to use the LIBOR rate, the interest rate on the ABL facility as of October 3, 2021 was 1.58%. Had there been outstanding balances and the Company elected to use the LIBOR rate as of September 27, 2020, the interest rate would have been 1.68%. The ABL facility is also subject to unused line fees (0.5% at October 3, 2021) and other fees and expenses.
Standby letters of credit in the amount of $11.6 million and $14.1 million have been issued as of October 3, 2021 and January 3, 2021, respectively. The standby letters of credit are primarily issued for insurance purposes.
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

The First Lien Term Loan requires quarterly principal payments of $1.3 million beginning March 2018, with a balloon payment due for any remaining balance on the seventh anniversary of closing, or November 21, 2024. On August 28, 2020, as part of the Business Combination (as described in Note 1. "Operations and Summary of Significant Accounting Policies" and Note 2. "Acquisitions") an advance payment of principal was made on the First Lien Term Loan of $111.6 million. The First Lien Term Loan bears interest at an annual rate based on either LIBOR plus an applicable margin of 3.50%, or prime rate plus an applicable margin of 2.50%. The interest rate on the First Lien Term Loan as of September 27, 2020 was 5.10%. In connection with Amendment No. 2 to the Credit Agreement, dated November 21, 2017 with Bank of America, N.A., as further described within this note, the outstanding balance of $410 million was repaid in full the interest rate on this instrument was 3.64% at the time of payoff.
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
On January 20, 2021, the Company entered into Amendment No. 2 to the Credit Agreement ("Amendment No. 2") which provided additional operating flexibility and revisions to certain restrictive covenants. Pursuant to the terms of Amendment No. 2, the Company raised $720 million in aggregate principal of Term Loan B ("Term Loan B") which bears interest at LIBOR plus 3.00%, and extended the maturity of the Credit Agreement to January 20, 2028. The proceeds were used, together with cash on hand and proceeds from our exercised warrants, to redeem the outstanding principal amount of existing Term Loan B and Bridge Credit Agreement of $410 million and $358 million, respectively. The refinancing was accounted for as an extinguishment. The Company incurred debt issuance costs and original issuance discounts of $8.4 million. The interest rate on Term Loan B was 3.08% as of October 3, 2021.
On June 22, 2021, the Company entered into Amendment No. 3 to the Credit Agreement ("Amendment No. 3"). Pursuant to the terms of Amendment No. 3, the Company increased the principal balance of Term Loan B by $75.0 million to bring the aggregated balance of Term Loan B proceeds to $795.0 million, of which $789.1 million remains outstanding as of October 3, 2021. The Company incurred additional debt issuance costs and original issuance discounts of $0.7 million related to the incremental funding.
The First Lien Term Loan, the Secured First Lien Note, Term Loan B, and the ABL facility are collateralized by substantially all of the assets of UBH and its subsidiaries, including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with its financial covenant as of October 3, 2021.

On July 2, 2021, the Company entered into an agreement with Banc of America Leasing & Capital, LLC, whereby the Company agreed to sell and lease-back certain manufacturing equipment and warehouse/distribution equipment for $13.0 million. This was accounted for as a financing transaction. The terms of the sale leaseback transaction are for 60 months at an interest rate of 3.26%.

On July 28, 2021, the Company entered into an agreement with Banc of America Leasing & Capital, LLC, whereby the Company amended a master lease agreement to draw up to $19.0 million on new capital improvement projects. During the thirteen weeks ended October 3, 2021 the Company has drawn $9.8 million related to certain manufacturing equipment and warehouse/distribution equipment. This was accounted for as a financing transaction, and bears interest at the Bloomberg Short-Term Bank Yield index plus 1.75%. Only interest is due on these loans until the capital projects are completed.

The outstanding principal balance as of October 3, 2021 related to the equipment financing transactions above is $22.8 million.

Amounts outstanding under term debt and financing obligations consisted of the following:

(in thousands)	As of October 3, 2021	As of January 3, 2021
Term debt	$789,142	$410,000
Bridge credit agreement	—	370,000
Equipment financing arrangements	22,904	1,108
Deferred financing fees	(8,350)	(2,639)
Total term debt and financing obligations	803,696	778,469
Less: current portion	(10,672)	(469)
Long term portion of term debt and financing obligations	$793,024	$778,000

Other Notes Payable and Capital Leases

During the first fiscal quarter of 2020, the Company closed on the acquisition of Kitchen Cooked and the acquisition included a deferred purchase price of $2.0 million, of which $1.0 million was outstanding as of October 3, 2021 and January 3, 2021. Additionally, during the first fiscal quarter of 2020, the Company purchased intellectual property that include a deferred purchase price of $0.5 million, of which $0.4 million and $0.5 million was outstanding as of October 3, 2021 and January 3, 2021, respectively.
During the third quarter of 2021, the Company recorded liabilities related primarily to reclaiming distribution rights from distributors, of which $2.8 million was outstanding as of October 3, 2021.
Amounts outstanding under notes payable consisted of the following:

(in thousands)	As of October 3, 2021	As of January 3, 2021
Note payable – IO notes	$24,068	$23,106
Capital lease	7,504	8,967
Other	3,764	1,509
Total notes payable	35,336	33,582
Less: current portion	(10,021)	(9,018)
Long term portion of notes payable	$25,315	$24,564
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

Interest expense for the thirteen weeks ended October 3, 2021 (Successor) was $7.7 million, $7.0 million of which was related to the Company’s credit facility and other long-term debt, of which $0.3 million was related to amortization of deferred financing fees, and $0.4 million of which was related to IO loans. Interest expense for the thirty-nine weeks ended October 3, 2021 (Successor) was $26.5 million, $21.9 million of which was related to the Company’s credit facility and other long-term debt, of which $3.5 million was related to amortization of deferred financing fees, and $1.1 million of which was related to IO loans. Interest expense for the Successor period from August 29, 2020 to September 27, 2020 was $1.8 million, $1.7 million of which was related to the Company’s credit facility and other long-term debt and $0.1 million of which was related to IO loans.
Interest expense for the Predecessor period from June 28, 2020 to August 28, 2020 was $7.0 million, $6.2 million of which was related to the Company’s credit facility and other long-term debt, $0.4 million of which was related to amortization of deferred financing fees, and $0.4 million of which was related to IO loans. Interest expense for the Predecessor period from December 30, 2019 to August 28, 2020 was $26.7 million, $23.3 million of which was related to the Company’s credit facility and other long-term debt, $1.7 million of which was related to amortization of deferred financing fees, and $1.7 million of which was related to IO loans. The interest expense on IO loans is a pass-through expense that has an offsetting interest income within Other income (expense).
9.DERIVATIVE FINANCIAL INSTRUMENTS AND PURCHASE COMMITMENTS
Derivative Financial Instruments
To reduce the effect of interest rate fluctuations, the Company entered into a three year interest rate swap contract on September 6, 2019, with an effective date of September 30, 2019, with a counter party to make a series of payments based on a fixed interest rate of 1.339% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams are based on a notional amount of $250 million. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At October 3, 2021, the effective fixed interest rate on the long-term debt hedged by this contract was 3.48%. For further treatment of the Company’s interest rate swap, refer to Note 10. "Fair Value Measurements" and Note 12. "Accumulated Other Comprehensive Income (Loss)."
Warrant Liabilities
The Company has outstanding warrants which are accounted for as derivative liabilities pursuant to ASC 815-40. See Note 16. "Warrants" for additional information on our warrant liabilities. A reconciliation of the changes in the warrant liability during the thirty-nine weeks ended October 3, 2021 (Successor) is as follows:

(in thousands)
Fair value of warrant liabilities as of January 3, 2021	$137,612
Loss on remeasurement of warrant liability	2,133
Reclassification of warrant liability to equity for exercised or cancelled warrants	(54,713)
Fair value of warrant liabilities as of July 4, 2021	85,032
Gain on remeasurement of warrant liability	(36,288)
Fair value of warrant liabilities as of October 3, 2021	$48,744

Purchase Commitments
Additionally, the Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $44.8 million as of October 3, 2021. The Company has recorded purchase commitment gain (losses) totaling $0.1 million, $0.1 million and $0.2 million for the thirteen and thirty-nine weeks ended October 3, 2021 (Successor) and for the Successor period from August 29, 2020 to September 27, 2020, respectively. The Company has recorded purchase commitment gain (losses) totaling $0.3 million and $(0.7) million for the predecessor periods from June 29, 2020 to August 28, 2020 and December 30, 2019 to August 28, 2020, respectively.

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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of October 3, 2021:

(in thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$25,961	$—	$—	$25,961
Total assets	$25,961	$—	$—	$25,961
Liabilities
Commodity contracts	$—	$96	$—	$96
Interest rate swaps	—	3,051	—	3,051
Private placement warrants	—	48,744	—	48,744
Debt	—	803,696	—	803,696
Total liabilities	$—	$855,587	$—	$855,587
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
Tax Matters
The Company received an assessment from the Commonwealth of Pennsylvania pursuant to a sales and use tax audit for the period from January 1, 2014 through December 31, 2016. As of October 3, 2021 and January 3, 2021, the Company had a reserve of $1.3 million, to cover the assessment.
Guarantees
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $2.5 million and $4.1 million at October 3, 2021 and January 3, 2021, respectively, all of which was recorded by the Company as an off balance sheet arrangement. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $13.1 million and $7.1 million at October 3, 2021 and January 3, 2021, respectively, which are off balance sheet. As discussed in Note 8. "Long-Term Debt", the Company also sold notes receivable on its books to Bank of America during fiscal 2019 and fiscal 2021, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at October 3, 2021 and January 3, 2021 was $18.7 million and $16.5 million, respectively. Due to the structure of the transactions, the sales did not qualify for sale accounting treatment, as such the Company records the notes payable obligation owed by the IOs to the financial institution on its consolidated balance sheets; the corresponding note receivable also remained on the Company’s consolidated balance sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $5.4 million and $6.6 million at October 3, 2021 and January 3, 2021, respectively, which are included in the notes payable and notes receivable sections of the Company's consolidated balance sheets. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
12.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Total accumulated other comprehensive income (loss) was $3.0 million as of October 3, 2021 and $0.9 million as of January 3, 2021. Total accumulated other comprehensive income (loss) consists solely of unrealized gains (losses) from the Company’s derivative financial instruments accounted for as cash flow hedges.

During the periods ended October 3, 2021 and September 27, 2020, changes to the balance in accumulated other comprehensive income (loss) were as follows:

Successor
(in thousands)	Gain on Cash Flow Hedges
Balance as of August 29, 2020	$—
Unrealized gain on cash flow hedges	252
Balance as of September 27, 2020	$252

Balance as of January 3, 2021	$924
Unrealized gain on cash flow hedges	1,429
Balance as of July 4, 2021	2,353
Unrealized gain on cash flow hedges	686
Balance as of October 3, 2021	$3,039

Predecessor
(in thousands)	(Loss)/Gain on Cash Flow Hedges
Balance as of December 29, 2019	$1,408
Unrealized loss on cash flow hedges	(7,917)
Balance as of June 28, 2020	(6,509)
Unrealized gain on cash flow hedges	454
Balance as of August 28, 2020	$(6,055)
13.SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest was $23.5 million, $1.6 million and $28.8 million for the thirty-nine weeks ended October 3, 2021 (Successor), for the successor period August 29, 2020 to September 27, 2020, and the predecessor period December 30, 2019 to August 28, 2020, respectively. Refunds related to income related taxes were $0.2 million, $0.0 million and $0.2 million for the thirty-nine weeks ended October 3, 2021 (Successor), for the successor period August 29, 2020 to September 27, 2020, and the predecessor period December 30, 2019 to August 28, 2020, respectively. Payments made for income-related taxes were $3.3 million, $0.3 million and $0.5 million for the thirty-nine weeks ended October 3, 2021 (Successor), for the successor period August 29, 2020 to September 27, 2020, and the predecessor period December 30, 2019 to August 28, 2020, respectively. Dividends paid during the thirty-nine weeks ended October 3, 2021 (Successor) were $11.9 million, of which $4.3 million was included within the "accrued expense and other" of the consolidated balance sheet as of January 3, 2021. There were accrued dividends as of October 3, 2021 of $3.8 million.
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

The Company recorded income tax expense for the thirteen and thirty-nine week periods ended October 3, 2021 (Successor) of $0.8 million and $2.3 million, respectively. Comparably, the Company recorded income tax expense and (benefit) for the periods August 29, 2020 through September 27, 2020 (Successor) and June 29, 2020 through August 28, 2020 (Predecessor) of $(2.9) million and $1.3 million, respectively. The Company recorded income tax expense for the period December 30, 2019 through August 28, 2020 (Predecessor) of $4.0 million. The effective tax rates for the thirteen and thirty-nine week periods ended October 3, 2021 (Successor) were 2.6% and 8.5%, respectively. Comparably, the effective tax rates for the periods August 29, 2020 through September 27, 2020 (Successor) and June 29, 2020 through August 28, 2020 (Predecessor) were 12.4% and (38.6)%, respectively. The effective tax rate for the period December 30, 2019 through August 28, 2020 (Predecessor) was 53.7%. The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of UBH, which is a partnership, is not taxed at the Company level, and is required to allocate some of its taxable results to the Continuing Members, as well as state taxes and the fair value impact of warrant liabilities. The Company’s effective tax rates for the thirteen and thirty-nine week periods ended October 3, 2021 (Successor) are (39.8)% and (23.7)%, respectively, before consideration of any discrete items. During the thirteen and thirty-nine week periods ended October 3, 2021 (Successor), the effective tax rate was impacted by return to provision items and statutory state tax rate changes which resulted in a discrete tax expense and (benefit) of $(0.8) million and $0.4 million, respectively.

The Company regularly evaluates valuation allowances established for deferred tax assets ("DTA's") for which future realization is uncertain. The Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit use of the existing DTA's. As of October 3, 2021, a significant piece of objective negative evidence evaluated was the twelve-quarter cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTA's such as the investment in UBH and state net operating losses where the Company does not expect to continue to have nexus. Therefore, a full valuation allowance has been recorded against the DTA's for which it is more-likely-than-not they will not be realized. The amount of DTA considered realizable; however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

As of October 3, 2021, tax years 2017 through 2021 remain open and subject to examination by the Internal Revenue Service and the majority of the states where the Company has nexus, and tax years 2016 through 2021 remain open and subject to examination in selected states that have a longer statute of limitations.

Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of October 3, 2021 and January 3, 2021, respectively.

Tax receivable agreement liability

Pursuant to an election under section 754 of the Internal Revenue Code, the Company obtained an increase in its share of the tax basis in the net assets of UBH when it was deemed to purchase UBH units from the UPA Seller and purchased UBH units from the Continuing Members in connection with the Business Combination. Following the Business Combination, the Continuing Members may exchange UBH units (along with the forfeiture of a corresponding number of Class V Common Stock of the Company for Class A Common Stock of the Company). The Company intends to treat any such exchanges as direct purchases for U.S. federal income tax purposes, which is expected to further increase its share of the tax basis in the net assets of UBH. The increases in tax basis may reduce the amounts the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

Pursuant to the Business Combination Agreement, the Company entered into the TRA, which provides for the payment by the Company of 85% of the amount of any tax benefits realized as a result of (i) increases in the share of the tax basis in the net assets of UBH resulting from the Business Combination and any future exchanges by the Continuing Members of UBH units (along with the forfeiture of a corresponding number of Class V Common Stock of the Company for Class A Common Stock of the Company); (ii) tax basis increases attributable to payments made under the TRA; and (iii) tax amortization deductions attributable to the acquisition of Kennedy and the election to treat the transaction as an asset deal for tax purposes (the "TRA Payments"). The rights of each party under the TRA other than the Company are assignable, subject to certain restrictions. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable, among other factors.

As of October 3, 2021 and January 3, 2021, the Company had a liability of $25.3 million and $28.7 million, respectively, related to its projected obligations under the TRA, which is reflected as a non-current accrued expense in the consolidated balance sheets.

15.LEASES

The Company leases certain vehicles, equipment and distribution centers under operating leases expiring in various years through 2031. Lease terms range from one month to twelve years.

Capital leases, net, are included in Property, Plant and Equipment as follows:

(in thousands)	As of October 3, 2021	As of January 3, 2021
Leases	$9,285	$9,335
Less: accumulated depreciation	2,469	526
Leases, net	$6,816	$8,809

Charges resulting from the depreciation of assets held under capital leases are recognized within depreciation expense in the consolidated statements of operations and comprehensive income (loss). Rental expense for leases totaled $4.6 million, $10.2 million, and $0.9 million for the thirteen and thirty-nine weeks ended October 3, 2021 (Successor) and for the Successor period from August 29, 2020 to September 27, 2020, respectively. Rental expense for leases to third parties totaled $2.0 million and $7.7 million for the predecessor periods from June 29, 2020 to August 28, 2020 and December 30, 2019 to August 28, 2020, respectively.

Future minimum payments by year and in the aggregate, consisted of the following at October 3, 2021:

(in thousands)
2021 Remaining	$3,446
2022	12,663
2023	10,392
2024	7,425
2025	5,959
Thereafter	6,939
Total	$46,824

16.WARRANTS

Prior to the Business Combination, CCH issued 15,833,332 warrants that were initially sold by CCH in its initial public offering of securities (the “Public Warrants”), including 1,166,666 warrants issued pursuant to those certain Forward Purchase Agreements entered into by CCH with the Sponsor and each of the independent directors of CCH (the “Forward Purchase Agreements”) that were issued at the Closing of the Business Combination as part of the Forward Purchase Agreement discussed below (the “Forward Purchase Warrants”), and 7,200,000 warrants initially sold to the Sponsor simultaneously with the closing of its initial public offering (the “Private Placement Warrants,” collectively, with the Public Warrants and Forward Purchase Warrants, the “Warrants”). As a result of the Business Combination, the Company assumed the CCH warrants and such warrants are now exercisable for shares of UBI Class A Common Stock instead of Class A ordinary shares of CCH. All other features of the warrants remain unchanged. On December 14, 2020, the Company provided notice to the holders of the Public Warrants and Forward Purchase Warrants that their warrants would be redeemed in accordance with the original terms on January 14, 2021. As of October 3, 2021, there were 7,200,000 Private Placement Warrants outstanding.and all Public Warrants and Forward Purchase Warrants have been exercised (except for the Public Warrants that were redeemed by the Company on January 14, 2021). As of January 3, 2021, there were 4,575,645 Public Warrants, 432,000 Forward Purchase Warrants, and 7,200,000 Private Placement Warrants outstanding. Prior to January 3, 2021, 10,825,664 Public Warrants and Forward Purchase Warrants were exercised.

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

The remeasurement of the warrant liability resulted in a gain (loss) of $36.3 million, $34.2 million, and $(18.0) million for the thirteen and thirty-nine weeks ended October 3, 2021 (Successor) and for the Successor period from August 29, 2020 to September 27, 2020, respectively. Such gain (loss) is not attributable to the noncontrolling interest. The Predecessor did not have warrants and as such no remeasurement of warrant liability is recorded for the predecessor periods from June 29, 2020 to August 28, 2020 and December 30, 2019 to August 28, 2020, respectively.

17.BUSINESS RISK
The novel coronavirus, or COVID-19, outbreak began to impact consumption, distribution and production of the Company’s products in March 2020. The Company is taking necessary preventive actions and implementing additional measures it believes are reasonably necessary to protect its employees who are working on site. Generally, producers of food products, including salty snacks, have been deemed “essential industries” by federal, state, and local governments and are exempt from certain COVID-19-related restrictions on business operations. The Company continues to monitor customer and consumer demands, and intends to adapt its plans as needed to continue to meet these demands. The event is still ongoing, and the Company continues to evaluate the financial impact of COVID-19 and potential vaccine mandates.
18. EQUITY

Class A Common Stock

The Company is authorized to issue 1,000,000,000 shares of Class A Common Stock, par value $0.0001 per share, of which 77,570,422 and 71,094,714 shares of UBI were issued and outstanding on October 3, 2021 and January 3, 2021, respectively. Upon the Closing of the Business Combination, all shares of CCH Class A ordinary shares, including 3,500,000 Forward Purchase Class A Ordinary Shares of CCH that were issued at the Closing of the Business Combination as part of the Forward Purchase Agreement discussed below, and Class B ordinary shares, less shareholder redemptions, were converted on a one-for-one basis into shares of Class A Common Stock, including 2,000,000 shares of Class B Common Stock initially issued to the Sponsor, which immediately vested upon the Closing of the Business Combination and converted into shares of Class A Common Stock of the Company.

Class V Common Stock

The Company is also authorized to issue 61,249,000 shares of Class V Common Stock, par value of $0.0001 all of which were issued to the Continuing Members in connection with the Closing of the Business Combination, as described in Note 2, “Acquisitions”. Each of the Continuing Members' common limited liability company units of UBH ("Common Company Units") along with a share of Class V Common Stock may be exchanged for one share of Class A Common Stock of the Company upon certain restrictions being satisfied, as described in Note 2. “Acquisitions”. As of October 3, 2021 and January 3, 2021, there were 59,349,000 and 60,349,000, respectively, of shares of Class V Common Stock outstanding. On September 21, 2021, the Continuing Members exchanged 1,000,000 Common Company Units together with the surrender and cancellation of the same number of Class V Common Stock for an equal number of shares of Class A Common Stock. The Company did not receive any proceeds as a result of this exchange.

Forward Purchases

In connection with the Closing of the Business Combination and pursuant to a Forward Purchase Agreement entered into between CCH and each of the Sponsor and CCH’s independent directors, CCH consummated the sale and issuance of 3,500,000 shares issued pursuant to the Forward Purchase Agreements and Forward Purchase Warrants to acquire up to 1,166,666 Class A ordinary shares of CCH at $11.50 per share, for aggregate proceeds of $35,000,000 that were used to fund the Business Combination (excluding proceeds paid upon exercise of the Forward Purchase Warrants).

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Successor
(in thousands, except share data)	Thirteen weeks ended October 3, 2021	Thirty-nine weeks ended October 3, 2021
Basic earnings per share:
Numerator:
Net income attributable to controlling interest	$33,252	$28,302
Dividends and income related to participating stock-based compensation awards	(601)	(525)
Net income attributable to common stockholders	$32,651	$27,777
Denominator:
Weighted average Class A Common Stock shares, basic	76,713,241	76,380,244
Basic earnings per share	$0.43	$0.36
Diluted earnings per share:
Numerator:
Net income attributable to common stockholders	$33,252	$28,302
Dividends and income related to participating stock-based compensation awards	(601)	(525)
Net income attributable to common stockholders	$32,651	$27,777
Denominator:
Weighted average Class A Common Stock shares, basic	76,713,241	76,380,244
Dilutive securities included in diluted earnings per share calculation:
Warrants	3,100,280	3,618,794
RSUs	1,058,087	1,024,192
PSUs	33,605	34,247
Stock options	1,405	24,700
Total diluted weighted average shares	80,906,618	81,082,177
Diluted earnings per share	$0.40	$0.34
Class V Common Stock not subject to earnings per share calculation	60,206,143	60,301,381
Net loss attributable to noncontrolling interest	$1,902	$4,122

Successor
(in thousands, except share data)	From August 29, 2020 through September 27, 2020
Basic and diluted earnings per share:
Numerator:
Net loss attributable to common stockholders	$(18,119)
Denominator:
Weighted average Class A Common Stock shares, basic	59,369,050
Basic and diluted earnings per share	$(0.31)
Anti-dilutive securities excluded from diluted earnings per share calculation:
Warrants	7,928,050
RSUs	815,224
PSUs	140,076
Stock options	19,530
Total weighted average anti-dilutive shares	8,902,880
Class V Common Stock not subject to earnings per share calculation	61,249,000
Net loss attributable to noncontrolling interest	$2,320

The diluted earnings per share computation for the for the Successor period from August 29, 2020 to September 27, 2020 excludes the effect of certain RSUs granted to Directors and Management which convert to Class A Common Stock upon vesting 50% at December 31, 2022 and 50% at December 31, 2023, as their inclusion would have been anti-dilutive.

Shares of the Company’s Class V Common Stock do not participate in earnings or losses of the Company and, therefore, are not participating securities. Additionally, none of the stock-based compensation awards participated in earnings or losses of the Company for the Successor period from August 29, 2020 to September 27, 2020. As such, basic and diluted earnings per share calculations under the two-class method were not required. At October 3, 2021, the Continuing Members held 59,349,000 shares of Class V Common Stock issued and outstanding and also held an equal number of common limited liability company units of UBH, which comprise the noncontrolling interest.

20. SUBSEQUENT EVENTS
On November 2, 2021, the Company announced that its subsidiaries, entered into a definitive agreement with R.W. Garcia Holdings, LLC and related entities ("RW Garcia") to acquire equity and certain real estate assets related to the operation of RW Garcia., an artisan maker of high-quality organic tortilla chips, crackers, and corn chips. The Company expects to close on the deal in the fourth quarter of 2021, with the purchase price of approximately $56.0 million. The Company anticipates funding the acquisition using cash on hand as well as utilizing the ABL facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited combined interim consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 3, 2021 (Successor), together with our audited combined consolidated financial statements for our most recently completed fiscal year set forth under Item 8 of our 2020 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. See “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report.

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
Overview
We are a leading manufacturer, marketer, and distributor of high-quality, branded snacking products in the United States. We produce a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, veggie snacks, pork skins, pub/party mixes, and other snacks. Our iconic portfolio of authentic, craft, and “better for you” brands, which includes Utz®, ON THE BORDER®, Zapp’s®, Golden Flake®, Good Health®, Boulder Canyon®, Hawaiian® Brand, and TORTIYAHS!®, among others, enjoys strong household penetration in the United States, where our products can be found in approximately 49% of U.S. households. We operate 15 manufacturing facilities with a broad range of capabilities, and our products are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors, and more than 1,800 direct-store-delivery (“DSD”) routes. Our company was founded in 1921 in Hanover, Pennsylvania, and benefits from 100 years of brand awareness and heritage in the salty snack industry. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2020 retail sales, we are the second-largest producer of branded salty snacks in our core geographies, where we have acquired strong regional brands and distribution capabilities in recent years.
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
Long-Term Demographics, Consumer Trends, and Demand – We participate in the attractive and growing nearly $29 billion U.S. salty snacks category, within the broader $97 billion market for U.S. snack foods. The salty snacks category has grown retail sales at an approximately 6.9% compound annual growth rate (“CAGR”) over the last four years, including the increased in-home consumption of salty snacks due to COVID-19 during 2020. During fiscal 2020, snacking occasions surged as consumers increasingly seek out convenient, delicious snacks for both on-the-go and at-home lifestyles. According to data from the Hartman Group, The Consumer Goods Forum, and IRI, approximately 50% of U.S. eating occasions are snacks, with 95% of the U.S. population snacking daily and the average American snacking 2.7 times per day based upon the latest available IRI data. Additionally, the salty snacks category has historically benefited from favorable competitive dynamics, including low private label penetration and category leaders competing primarily through marketing and innovation. We expect these consumer and category trends to continue to drive strong retail sales growth for salty snacks.
As a staple food product with resilient consumer demand and a predominantly domestic supply chain, the salty snack category is well positioned to navigate periods of economic disruption or other unforeseen global events. The U.S. salty snack category has demonstrated strong performance through economic downturns historically, growing at a 4% CAGR from 2007 to 2010 during the last recession. More recently, the U.S. salty snack category demonstrated strong performance during the novel coronavirus (“COVID-19”) pandemic which began in March 2020 in the U.S. For the thirteen weeks ended October 3, 2021 (Successor), U.S. retail sales for salty snacks based on IRI data increased by 7.9% versus the comparable prior year period. In the same period, our retail sales increased by 4.4%. The U.S. salty snack category has grown at a 8.3% CAGR from June 30, 2019 to July 4, 2021, while the Company has grown at a 9.5% CAGR over the same time period.
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
Taxes – On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted which includes various tax provisions with retroactive effect. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are effective retroactively for years ending before the date of enactment. We deferred $7.8 million of payroll tax deposits per the CARES Act. The deferred payroll taxes must be deposited in two installments, with half due on December 31, 2021 and the remainder on December 31, 2022. The first installment occurred in September 2021. We continue to evaluate the impact of the CARES Act; however, we believe it is unlikely to have a material effect on our consolidated financial position, results of operations, and cash flow.

Financing Costs – We regularly evaluate our variable and fixed-rate debt. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the thirty-nine weeks ended October 3, 2021 (Successor) was 3.5%, down from 4.7% during the thirty-nine weeks ended September 27, 2020 (Successor and Predecessor). We have used interest rate swaps to help manage some of our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 8. "Long-Term Debt" and Note 9. "Derivative Financial Instruments and Purchase Commitments" to our unaudited consolidated financial statements included under Part I, Item 1 of this filing for additional information on debt, derivative and purchase commitment activity.

LIBOR Transition – As of October 3, 2021, we had $789.1 million in variable rate indebtedness, up from $780.0 million at January 3, 2021. As of October 3, 2021 our variable rate indebtedness is tied to the Eurocurrency Rate which currently uses the London Inter Bank Offered Rate ("LIBOR") as a benchmark for establishing applicable rates. As announced in July 2017, LIBOR is expected to be phased out by the end of 2021. On November 30, 2020, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation issued a public statement that the administrator of LIBOR announced it will consult on an extension of publication of certain U.S. Dollar LIBOR tenors until June 30, 2023, which would allow additional legacy USD LIBOR contracts to mature before the succession of LIBOR. The Eurocurrency Rate could change benchmarks, the extent and manner of any future changes with respect to methods of calculating LIBOR or replacing LIBOR with another benchmark are unknown and impossible to predict at this time and, as such, may result in interest rates that are materially higher than current interest rates. If interest rates applicable to our variable interest indebtedness increase, our interest expense will also increase, which could make it difficult for us to make interest payments and fund other fixed costs and, in turn, adversely impact our cash flow available for general corporate purposes.

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

Commodity Trends and Labor and Transportation Costs
We regularly monitor worldwide supply and commodity costs so we can cost-effectively secure ingredients, packaging and fuel required for production. A number of external factors such as weather conditions, commodity market conditions, and the effects of governmental, agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address commodity costs primarily through the use of buying-forward, which locks in pricing for key materials between three and 18 months in advance. Other methods include hedging, net pricing adjustments, and manufacturing and overhead cost control. Our hedging techniques, such as forward contracts, limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Toward the end of 2020, we began to experience an increase in pricing in certain commodities that has continued into the third quarter of fiscal year 2021. We expect this trend to continue through early 2022 and may adversely impact our net income. Additionally, the Company has experienced rising costs related to fuel and freight rates as well as rising labor costs which have negatively impacted profitability. Transportation costs have been on the rise for the last few months and may continue to rise which may adversely impact net income. The Company looks to offset rising costs through increasing manufacturing and distribution efficiencies as well as through price increases to our customers, although it is unclear whether historic customer sales levels will be maintained at these higher prices. Due to competitive or market conditions, planned trade or promotional incentives, or other factors, our pricing actions may also lag commodity, delivery, and labor cost changes.

While the costs of our principal raw materials fluctuate and have increased significantly in the last few quarters, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources.
Independent Operator Conversions
Our DSD distribution is executed via company-owned routes operated by route sales professionals ("RSP" or "RSPs"), and third-party routes managed by IOs. We have used the IO and RSP models for more than a decade. In fiscal year 2017, we embarked on a multi-year strategy to convert all company owned RSP routes to the IO model. The mix between IOs and RSP was approximately 85% and 15%, respectively as of October 3, 2021 versus 78% and 22% ratio for IOs and RSPs respectively as of September 27, 2020. We anticipate completing substantially all remaining conversions by the second quarter of fiscal year 2022. The conversion process involves selling distribution rights to a defined route to an IO. As we convert a large number of routes in a year, there is a meaningful decrease in the selling and administrative costs that we previously incurred on RSPs and a corresponding increase in discounts paid to IOs to cover their costs to distribute our product. The net impact is a reduction in Selling expenses and a decrease in Net Sales and Gross Profit. Conversions also impact our balance sheet resulting in cash proceeds to us as a result of selling the route to an IO, or by creating notes receivable related to the sale of the routes.
Results of Operations
Overview
The following table presents selected unaudited financial data for the thirteen weeks ended October 3, 2021 (Successor) and the Successor period from August 29, 2020 through September 27, 2020 and the Predecessor periods from June 29, 2020 through August 28, 2020 as well as the combined Predecessor period from June 29, 2020 through August 28, 2020 with the Successor period from August 29, 2020 through September 27, 2020. Additionally, we have presented the thirty-nine weeks ended October 3, 2021 (Successor) and the Predecessor period from December 30, 2019 through August 28, 2020 and the combined Predecessor period from December 30, 2019 through August 28, 2020 with the Successor period from August 29, 2020 through September 27, 2020.

We have prepared our discussion of the results of operations by comparing the thirteen weeks ended October 3, 2021 (Successor) with the results of the combined Successor period from August 29, 2020 through September 27, 2020 and Predecessor period from June 29, 2020 through August 28, 2020. Additionally, we compared the results of the thirty-nine weeks ended October 3, 2021 (Successor) with the combined Successor period from August 29, 2020 through September 27, 2020 and Predecessor period from December 30, 2019 through August 28, 2020. We believe this approach provides the most meaningful basis of comparison and is more useful in identifying current business trends for the periods presented. The combined results of operations included in our discussion below are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved had the Business Combination occurred at the beginning of fiscal 2019, and should not be viewed as a substitute for the results of operations of the Predecessor and Successor periods presented in accordance with U.S. GAAP.

	Successor			Predecessor
	Thirteen weeks ended October 3, 2021	Thirty-nine weeks ended October 3, 2021	From August 29, 2020 through September 27, 2020	From June 29, 2020 through August 28, 2020	From December 30, 2019 through August 28, 2020
Net sales	$312,680	$879,781	$79,372	$168,656	$638,662
Cost of goods sold	210,053	586,353	55,305	106,484	411,595
Gross profit	102,627	293,428	24,067	62,172	227,067
Selling, general and administrative expenses
Selling	67,985	189,152	16,859	33,648	131,579
General and administrative	30,724	89,698	8,451	25,626	64,050
Total selling, general and administrative expenses	98,709	278,850	25,310	59,274	195,629
Gain on sale of assets
Gain (loss) on disposal of property, plant and equipment, net	60	964	5	(14)	79
(Loss) gain on sale of routes, net	(1,103)	1,001	59	233	1,264
Total (loss) gain on sale of assets	(1,043)	1,965	64	219	1,343
Income (loss) from operations	2,875	16,543	(1,179)	3,117	32,781
Other income (expense)
Interest expense	(7,726)	(26,483)	(1,818)	(7,029)	(26,659)
Other income (expense)	740	2,216	(2,323)	432	1,271
Gain (loss) on remeasurement of warrant liability	36,288	34,155	(18,008)	—	—
Other income (expense), net	29,302	9,888	(22,149)	(6,597)	(25,388)
Income (loss) before income tax expense	32,177	26,431	(23,328)	(3,480)	7,393
Income tax expense (benefit)	827	2,251	(2,889)	1,344	3,973
Net income (loss)	31,350	24,180	(20,439)	(4,824)	3,420
Net loss attributable to noncontrolling interest	1,902	4,122	2,320	—	—
Net income (loss) attributable to controlling interest	$33,252	$28,302	$(18,119)	$(4,824)	$3,420

	Successor	Predecessor	Non-GAAP Combined
	From August 29, 2020 through September 27, 2020	From June 29, 2020 through August 28, 2020	Thirteen weeks ended September 27, 2020
Net sales	$79,372	$168,656	$248,028
Cost of goods sold	55,305	106,484	161,789
Gross profit	24,067	62,172	86,239
Selling, general and administrative expenses
Selling	16,859	33,648	50,507
General and administrative	8,451	25,626	34,077
Total selling, general and administrative expenses	25,310	59,274	84,584
Gain on sale of assets
Gain (loss) on disposal of property, plant and equipment, net	5	(14)	(9)
Gain on sale of routes, net	59	233	292
Total gain on sale of assets	64	219	283
(Loss) income from operations	(1,179)	3,117	1,938
Other (expense) income
Interest expense	(1,818)	(7,029)	(8,847)
Other (expense) income	(2,323)	432	(1,891)
Loss on remeasurement of warrant liability	(18,008)	—	(18,008)
Other (expense) income, net	(22,149)	(6,597)	(28,746)
Loss before income tax expense	(23,328)	(3,480)	(26,808)
Income tax (benefit) expense	(2,889)	1,344	(1,545)
Net loss	(20,439)	(4,824)	(25,263)
Net loss attributable to noncontrolling interest	2,320	—	2,320
Net loss attributable to controlling interest	$(18,119)	$(4,824)	$(22,943)

	Successor	Predecessor	Non-GAAP Combined
	From August 29, 2020 through September 27, 2020	From December 30, 2019 through August 28, 2020	Thirty-nine weeks ended September 27, 2020
Net sales	$79,372	$638,662	$718,034
Cost of goods sold	55,305	411,595	466,900
Gross profit	24,067	227,067	251,134
Selling, general and administrative expenses
Selling	16,859	131,579	148,438
General and administrative	8,451	64,050	72,501
Total selling, general and administrative expenses	25,310	195,629	220,939
Gain on sale of assets
Gain on disposal of property, plant and equipment, net	5	79	84
Gain on sale of routes, net	59	1,264	1,323
Total gain on sale of assets	64	1,343	1,407
(Loss) income from operations	(1,179)	32,781	31,602
Other (expense) income
Interest expense	(1,818)	(26,659)	(28,477)
Other (expense) income	(2,323)	1,271	(1,052)
Loss on remeasurement of warrant liability	(18,008)	—	(18,008)
Other (expense) income, net	(22,149)	(25,388)	(47,537)
(Loss) income before income tax expense	(23,328)	7,393	(15,935)
Income tax (benefit) expense	(2,889)	3,973	1,084
Net (loss) income	(20,439)	3,420	(17,019)
Net loss attributable to noncontrolling interest	2,320	—	2,320
Net (loss) income attributable to controlling interest	$(18,119)	$3,420	$(14,699)
Thirteen weeks ended October 3, 2021 (Successor) versus thirteen weeks ended September 27, 2020 (Combined)
Net sales
Net sales were $312.7 million, $79.4 million, and $168.7 million for the thirteen weeks ended October 3, 2021 (Successor), for the successor period August 29, 2020 through September 27, 2020 and the predecessor period June 29, 2020 through August 28, 2020, respectively. Net sales for the thirteen weeks ended October 3, 2021 (Successor) increased $64.7 million or 26.1% over the comparable period in 2020. The increase in net sales for the thirteen weeks ended October 3, 2021 (Successor) was primarily related to sales attributable to the acquisitions of Truco, Vitner's, H.K. Anderson, and Festida Foods.
IO discounts increased to $31.6 million for the thirteen weeks ended October 3, 2021 (Successor) from $25.2 million for the comparable period in 2020. Excluding the impacts of acquisitions and changes to IO discounts due to RSP to IO conversion, total net sales increased 2.0% for the thirteen weeks ended October 3, 2021 (Successor) versus the corresponding period in 2020 primarily driven by pricing actions to help offset inflationary pressures on raw materials and higher supply chain costs.

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

For the thirteen weeks ended October 3, 2021 (Successor), excluding brands acquired through our H.K. Anderson, Festida Foods, Truco, and Vitner's acquisitions, Power Brand sales increased by approximately 4.1%, while Foundation Brand sales decreased approximately 3.1% from the comparable period in 2020. The decline in net sales for Foundation Brands is due to planned reductions in private label volume and lapping higher sales driven by changes in consumer behavior as a result of COVID-19 in the prior year. Partially offsetting the COVID-19 lap was a rebound in the convenience store channel, as well as "on-the-go" oriented channels such as food service.

Cost of goods sold and Gross profit
Gross profit was $102.6 million, $24.1 million and $62.2 million for the thirteen weeks ended October 3, 2021 (Successor), for the successor period August 29, 2020 through September 27, 2020 and the predecessor period June 29, 2020 through August 28, 2020, respectively. The increase in gross profit for thirteen weeks ended October 3, 2021 (Successor) was driven by higher sales resulting from the acquisitions of Truco, Festida Foods, Vitner's, and H.K. Anderson, along with pricing actions necessary to help offset higher commodity, wage, and supply chain costs due to inflationary pressure.
Our gross profit margin was 32.8% for the thirteen weeks ended October 3, 2021 (Successor) versus 34.8% for the comparable period in 2020. The decrease in gross profit margin was primarily driven by higher commodity, labor, and inbound freight costs offset by pricing actions and year over year productivity gains. Additionally, IO discounts increased to $31.6 million for the thirteen weeks ended October 3, 2021 (Successor) from $25.2 million for the comparable period in 2020, reducing gross profit by $6.4 million. The increase to IO discounts was primarily attributable to the planned transition from Company owned DSD routes to independent operators, which was offset by a reduction of our selling, general, and administrative expense structure.

Selling, general and administrative expense
Selling, general and administrative expenses increased to $98.7 million, up $14.1 million or 16.7%, for the thirteen weeks ended October 3, 2021 (Successor) from $84.6 million for the comparable period in 2020. The increased expenses for the thirteen weeks ended October 3, 2021 (Successor) were primarily driven by incremental operating costs associated with acquisitions and being a public company, totaling $10.4 million, along with incremental depreciation and amortization of $3.2 million associated with the Business Combination. Other factors driving increased year-over-year cost include industry-wide inflationary pressures in transportation and fuel costs of $4.2 million, offset by savings due to the transition of Company owned DSD routes to independent operators and lower incentive based compensation.
Gain on sale of assets
Gain on sale of assets was $(1.0) million, $0.1 million and $0.2 million for the thirteen weeks ended October 3, 2021 (Successor), for the successor period August 29, 2020 through September 27, 2020 and the predecessor period June 29, 2020 through August 28, 2020, respectively. Company owned routes were recorded at fair value as a result of the Business Combination, which resulted in increasing the IO route asset by $10.5 million. Conversions continued during the third fiscal quarter of 2021 and gains were offset by the values of the routes that were established as part of the Business Combination.
Other income (expense), net
Other income (expense), net was $29.3 million, $(22.1) million, and $(6.6) million for the thirteen weeks ended October 3, 2021 (Successor), for the successor period August 29, 2020 through September 27, 2020 and the predecessor period June 29, 2020 through August 28, 2020, respectively. The increase in income for the thirteen weeks ended October 3, 2021 (Successor) was primarily due to a $36.3 million gain from the remeasurement of the warrant liability compared to a $18.0 million loss for the successor period August 29, 2020 through September 27, 2020.
Income taxes
Income tax expense (benefit) was $0.8 million, $(2.9) million and $1.3 million for the thirteen weeks ended October 3, 2021 (Successor), for the successor period August 29, 2020 through September 27, 2020 and the predecessor period June 29, 2020 through August 28, 2020, respectively.

Thirty-nine weeks ended October 3, 2021 (Successor) versus thirty-nine week periods ended September 27, 2020 (Combined)
Net sales
Net sales were $879.8 million, $79.4 million and $638.7 million for the thirty-nine weeks ended October 3, 2021 (Successor), for the successor period August 29, 2020 through September 27, 2020 and the predecessor period December 30, 2019 through August 28, 2020, respectively. Net sales for the thirty-nine weeks ended October 3, 2021 (Successor) increased $161.7 million or 22.5% over the comparable period in 2020. The increase in net sales for the thirty-nine weeks ended October 3, 2021 (Successor) was primarily related to the acquisitions of Truco, Vitner's, H.K. Anderson, and Festida Foods. The thirty-nine weeks ended September 27, 2020 (Combined) experienced increased sales across customers and geographies that were heightened by increased in-home consumption of salty snacks due to COVID-19.
IO discounts increased to $88.6 million for the thirty-nine weeks ended October 3, 2021 (Successor) from $73.0 million for the comparable period in 2020. Excluding the impacts of acquisitions and changes to IO discounts due to RSP to IO conversions, total net sales declined 0.7% for the thirty-nine weeks ended October 3, 2021 (Successor) versus the corresponding period in 2020 driven by lapping prior period incremental COVID-19 volume and impacts of supply chain disruptions in 2021.

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
For the thirty-nine weeks ended October 3, 2021 (Successor), excluding brands acquired through our H.K. Anderson, Truco, Festida Foods, and Vitner's acquisitions, Power Brand sales increased by approximately 1.0%, while Foundation Brand sales decreased approximately 3.8% over the comparable period in 2020. The decline in net sales for Foundation Brands is due to planned reductions in private label volume and lapping higher sales driven by changes in consumer behavior as a result of COVID-19 in the prior year. Partially offsetting the COVID-19 lap was a rebound in the convenience store channel, as well as "on-the-go" oriented channels such as food service.
Cost of goods sold and Gross profit
Gross profit was $293.4 million, $24.1 million, and $227.1 million for the thirty-nine weeks ended October 3, 2021 (Successor), for the successor period August 29, 2020 through September 27, 2020 and the predecessor period December 30, 2019 through August 28, 2020, respectively. The increase in gross profit for thirty-nine weeks ended October 3, 2021 (Successor) was primarily driven by higher sales resulting from the acquisitions of Truco, Festida Foods, Vitner's, and H.K. Anderson, along with pricing actions necessary to help offset higher commodity, wage, and supply chain costs due to inflationary pressure.
Our gross profit margin was 33.4% for the thirty-nine weeks ended October 3, 2021 (Successor) versus 35.0% over the comparable period in 2020. The decrease in gross profit margin was primarily driven by higher commodity, labor, and inbound freight costs due to industry wide inflationary pressures, somewhat offset by gains from pricing actions and benefits from year over year productivity programs. Additionally, IO discounts increased to $88.6 million for the thirty-nine weeks ended October 3, 2021 (Successor) from $73.0 million for the comparable period in 2020, reducing gross profit by $15.6 million. The increase to IO discounts was primarily attributable to the planned transition from Company owned DSD routes to independent operators, which was offset by a reduction of our selling, general, and administrative expense structure.

Selling, general and administrative expense
Selling, general and administrative expenses were $278.9 million, $25.3 million and $195.6 million for the thirty-nine weeks ended October 3, 2021 (Successor), for the successor period August 29, 2020 through September 27, 2020 and the predecessor period December 30, 2019 through August 28, 2020, respectively. Selling, general and administrative expenses for the thirty-nine weeks ended October 3, 2021 (Successor) increased $57.9 million or 26.2% over the corresponding period in 2020. The increased expenses for the thirty-nine weeks ended October 3, 2021 (Successor) were primarily driven by incremental operating costs associated with acquisitions and being a public company totaling $39.3 million, along with the associated depreciation and amortization of $10.6 million associated with the Business Combination. Other factors driving increased year-over-year cost include industry-wide inflationary pressures in transportation and fuel costs of $10.6 million, increased spend for marketing/media of $4.7 million, to drive future growth, offset by savings due to the transition of Company owned DSD routes to independent operators and lower incentive based compensation.

Gain on sale of assets
Gain on sale of assets was $2.0 million, $0.1 million, and $1.3 million for the thirty-nine weeks ended October 3, 2021 (Successor), for the successor period August 29, 2020 through September 27, 2020 and the predecessor period December 30, 2019 through August 28, 2020, respectively. Company owned routes were recorded at fair value as a result of the Business Combination, which resulted in increasing the IO route asset by $10.5 million. Conversion continued during the first three quarters of 2021 and gains were offset by the values of the routes that were established as part of the Business Combination.
Other income (expense), net
Other income (expense), net was $9.9 million, $(22.1) million and $(25.4) million for the thirty-nine weeks ended October 3, 2021 (Successor), for the successor period August 29, 2020 through September 27, 2020 and the predecessor period December 30, 2019 through August 28, 2020, respectively. The incremental income for the thirty-nine weeks ended October 3, 2021 (Successor) was primarily due to a $34.2 million gain from the remeasurement of the warrant liability, compared to a loss of $18.0 million from the remeasurement of the warrant liability for the successor period August 29, 2020 through September 27, 2020. The other primary driver of the change in other income (expense) was related to interest expense which was down slightly from the comparable period.
Income tax expense (benefit) was $2.3 million, $(2.9) million and $4.0 million for the thirty-nine weeks ended October 3, 2021 (Successor), for the successor period August 29, 2020 through September 27, 2020 and the predecessor period December 30, 2019 through August 28, 2020, respectively.
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

The following tables provides a reconciliation from Net (Loss) Income for the Successor period from August 29,2020 through September 27,2020 and the predecessor periods from June 29, 2020 through August 28, 2020 and December 30, 2019 through August 28, 2020 to the thirteen and thirty-nine weeks ended September 27, 2020 (Combined), respectively:

	Successor	Predecessor	Combined
(dollars in millions)	From August 29, 2020 through September 27, 2020	From June 29, 2020 through August 28, 2020	Thirteen weeks ended September 27, 2020
Net Loss	$(20.4)	$(4.8)	$(25.3)

	Successor	Predecessor	Combined
(dollars in millions)	From August 29, 2020 through September 27, 2020	From December 30, 2019 through August 28, 2020	Thirty-nine weeks ended September 27, 2020
Net (Loss) Income	$(20.4)	$3.4	$(17.0)
The following tables provides a reconciliation from Net Income (Loss) to EBITDA and Adjusted EBITDA for the thirteen and thirty-nine weeks ended October 3, 2021 (Successor) and September 27, 2020 (Combined), respectively:

	Successor	Combined
(dollars in millions)	Thirteen weeks ended October 3, 2021	Thirteen weeks ended September 27, 2020
Net Income (Loss)	$31.4	$(25.3)
Plus non-GAAP adjustments:
Income Tax Expense	0.8	(1.5)
Depreciation and Amortization	20.7	17.4
Interest Expense, Net	7.7	8.8
Interest Income (IO loans)(1)	(0.6)	(0.6)
EBITDA	60.0	(1.2)
Certain Non-Cash Adjustments(2)	2.0	(4.5)
Acquisition and Integration(3)	11.0	22.3
Business Transformation Initiatives(4)	8.0	1.1
Financing-Related Costs(5)	0.1	2.5
(Gain) loss on remeasurement of warrant liability(6)	(36.3)	18.0
Adjusted EBITDA	44.8	38.2
Adjusted EBITDA as a % of Net Sales	14.3%	15.4%
HKA Pre-Acquisition Adjusted EBITDA(7)	—	0.4
Vitner's Pre-Acquisition Adjusted EBITDA(7)	—	0.6
Truco Pre-Acquisition Adjusted EBITDA(7)	—	12.9
Festida Pre-Acquisition Adjusted EBITDA(7)	—	1.5
Further Adjusted EBITDA	$44.8	$53.6

	Successor	Combined
(dollars in millions)	Thirty-nine weeks ended October 3, 2021	Thirty-nine weeks ended September 27, 2020
Net Income (Loss)	$24.2	$(17.0)
Plus non-GAAP adjustments:
Income Tax Expense	2.3	1.1
Depreciation and Amortization	59.3	35.4
Interest Expense, Net	26.5	28.5
Interest Income (IO loans)(1)	(2.0)	(1.8)
EBITDA	110.3	46.2
Certain Non-Cash Adjustments(2)	9.0	(1.7)
Acquisition and Integration(3)	19.0	31.4
Business Transformation Initiatives(4)	13.7	3.5
Financing-Related Costs(5)	0.7	2.6
(Gain) loss on remeasurement of warrant liability(6)	(34.2)	18.0
Adjusted EBITDA	118.5	100.0
Adjusted EBITDA as a % of Net Sales	13.5%	13.9%
HKA Pre-Acquisition Adjusted EBITDA(7)	—	1.0
Vitner's Pre-Acquisition Adjusted EBITDA(7)	—	1.5
Truco Pre-Acquisition Adjusted EBITDA(7)	—	38.8
Festida Pre-Acquisition Adjusted EBITDA(7)	2.6	4.6
Further Adjusted EBITDA	$121.1	$145.9
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
(2)Certain Non-Cash Adjustments are comprised primarily of the following:
Incentive programs – Utz Quality Foods, LLC, our wholly-owned subsidiary, established the 2018 Long-Term Incentive Plan (the “2018 LTIP”) for employees in February 2018. The Company recorded income of $4.1 million and $2.2 million for thirteen weeks and thirty-nine weeks ended September 27, 2020 (Combined), respectively. Expenses incurred for the 2018 LTIP are non-operational in nature and are expected to decline upon the vesting of the remaining phantom units from fiscal year 2018 and fiscal year 2019 at the end of fiscal year 2021. The phantom units under the 2018 LTIP were converted into the 2020 LTIP RSUs as part of the Business Combination. For the thirteen weeks and thirty-nine weeks ended October 3, 2021 (Successor), the Company incurred $2.1 million and $7.8 million, respectively, of stock-based compensation under the 2020 LTIP.
Purchase Commitments and Other Adjustments – We have purchased commitments for specific quantities at fixed prices for certain of our products’ key ingredients. To facilitate comparisons of our underlying operating results, this adjustment was made to remove the volatility of purchase commitment related gains and losses.
(3)Adjustment for Acquisition and Integration Costs – This is primarily comprised of the following: (i) consulting, transaction services, and legal fees incurred for acquisitions and certain potential acquisitions; (ii) integration and restructuring costs related to recently completed acquisitions, which include Vitner's, Truco, H.K. Anderson, Festida Foods, and other acquisitions; and (iii) costs associated with reclaiming distribution rights from distributors.
(4)Business Transformation Initiatives Adjustment – This adjustment is related to consultancy and professional fees incurred for specific initiatives and structural changes to the business that do not reflect the cost of normal business operations. In addition, certain historical Rice/Lissette family-related costs incurred but not part of normal business operations prior to the Business Combination; ERP conversion and transition costs; costs incurred related to the conversion of company-owned independent operator routes (including gains or losses on the sale of routes and severance associated with the elimination of RSP positions); and restructuring and business optimization costs, fall into this category.

(5)Financing-Related Costs – These costs include adjustments for various items related to raising debt and preferred equity capital or debt extinguishment costs. The Company incurred expenses of $0.1 million and $0.7 million for the thirteen weeks and thirty-nine weeks ended October 3, 2021 (Successor), compared to $2.5 million and $2.6 million for the thirteen weeks and thirty-nine weeks ended September 27, 2020 (Combined), respectively.
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
Liquidity and Capital Resources
The following table presents net cash provided by (used in) operating activities, used in investing activities and provided by (used in) financing activities for the thirty-nine weeks ended October 3, 2021 (Successor) and thirty-nine weeks ended September 27, 2020 (Combined).

	Successor		Predecessor	Combined
(in thousands)	Thirty-nine weeks ended October 3, 2021	From August 29, 2020 through September 27, 2020	From December 30, 2019 through August 28, 2020	Thirty-nine weeks ended September 27, 2020
Net cash provided by (used in) operating activities	$4,282	$(27,748)	$30,627	$2,879
Net cash used in investing activities	(78,081)	(188,501)	(21,516)	(210,017)
Net cash provided by (used in) financing activities	52,929	(239,399)	(10,451)	(249,850)
For the thirty-nine weeks ended October 3, 2021 (Successor), our consolidated cash balance, including cash equivalents, was $26.0 million or $20.9 million lower than at January 3, 2021. Net cash provided by operating activities for the thirty-nine weeks ended October 3, 2021 (Successor) was $4.3 million compared to $2.9 million thirty-nine weeks ended September 27, 2020 (Combined), with the difference largely driven by changes in accounts receivable and inventory, and reductions in accrued expenses largely driven by higher year over year compensation payouts. Cash used in investing activities for the thirty-nine weeks ended October 3, 2021 (Successor) was $78.1 million mostly driven by the Vitner's and Festida Foods acquisitions totaling $66.6 million, versus cash used in investing activity of $210.0 million for the thirty-nine weeks ended September 27, 2020 (Combined), which was primarily driven by the acquisition of UBH and Kitchen Cooked. Net cash provided by financing activities was $52.9 million for the thirty-nine weeks ended October 3, 2021 (Successor), which was primarily a result of the payoffs of the First Term Loan and the Bridge Credit Agreement, offset by the borrowings under Term Loan B, proceeds from the redemption of Warrants, and net borrowings on the ABL, versus net cash used in financing activities of $249.9 million for the thirty-nine weeks ended September 27, 2020 (Combined) which was primarily the result of payoff of debt with the business combination.
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
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (as amended, the “ABL facility”) in an initial aggregate principal amount of $100.0 million. The ABL facility was set to expire on the fifth anniversary of closing, or November 21, 2022. On April 1, 2020, the ABL facility was amended to increase the credit limit up to $116.0 million and to extend the maturity through August 22, 2024. On December 18, 2020, the ABL facility was amended to increase the credit limit up to $161.0 million. No amounts were outstanding under this facility as of October 3, 2021 and January 3, 2021. Availability

under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit and amounts borrowed. As of October 3, 2021 and January 3, 2021, $133.2 million and $106.4 million, respectively, was available for borrowing, net of letters of credit. The facility bears interest at an annual rate based on LIBOR plus an applicable margin of 1.50% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.50% (ranging from 0.50% to 1.00%). Had the Company elected to use the Prime rate, the interest rate on the facility as of October 3, 2021 and September 27, 2020, would have been 3.75% and 3.75%, respectively. The Company elected to use the LIBOR rate, the interest rate on the ABL facility as of October 3, 2021 was 1.58%. Had there been outstanding balances and the Company elected to use the LIBOR rate as of September 27, 2020, the interest rate would have been 1.68%. The ABL facility is also subject to unused line fees (0.5% at October 3, 2021) and other fees and expenses.
Standby letters of credit in the amount of $11.6 million and $14.1 million have been issued as of October 3, 2021 and January 3, 2021, respectively. The standby letters of credit are primarily issued for insurance purposes.
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
The First Lien Term Loan requires quarterly principal payments of $1.3 million beginning March 2018, with a balloon payment due for any remaining balance on the seventh anniversary of closing, or November 21, 2024. On August 28, 2020, as part of the Business Combination (as described in Note 1. "Operations and Summary of Significant Accounting Policies" and Note 2. "Acquisitions") an advance payment of principal was made on the First Lien Term Loan of $111.6 million. The First Lien Term Loan bears interest at an annual rate based on either LIBOR plus an applicable margin of 3.50%, or prime rate plus an applicable margin of 2.50%. The interest rate on the First Lien Term Loan as of September 27, 2020 was 5.10%. In connection with Amendment No. 2 to the Credit Agreement, dated November 21, 2017 with Bank of America, N.A., as further described within this note, the outstanding balance of $410 million was repaid in full the interest rate on this instrument was 3.64% at the time of payoff.
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

On January 20, 2021, the Company entered into Amendment No. 2 to the Credit Agreement ("Amendment No. 2") which provided additional operating flexibility and revisions to certain restrictive covenants. Pursuant to the terms of Amendment No. 2, the Company raised $720 million in aggregate principal of Term Loan B ("Term Loan B") which bears interest at LIBOR plus 3.00%, and extended the maturity of the Credit Agreement to January 20, 2028. The proceeds were used, together with cash on hand and proceeds from our exercised warrants, to redeem the outstanding principal amount of existing Term Loan B and Bridge Credit Agreement of $410 million and $358 million, respectively. The refinancing was accounted for as an extinguishment. The Company incurred debt issuance costs and original issuance discounts of $8.4 million. The interest rate on Term Loan B was 3.08% as of October 3, 2021.
On June 22, 2021, the Company entered into Amendment No. 3 to the Credit Agreement ("Amendment No. 3"). Pursuant to the terms of Amendment No. 3, the Company increased the principal balance of Term Loan B by $75.0 million to bring the aggregated balance of Term Loan B proceeds to $795.0 million, of which $789.1 million remains outstanding as of October 3, 2021. The Company incurred additional debt issuance costs and original issuance discounts of $0.7 million related to the incremental funding.
The First Lien Term Loan, the Secured First Lien Note, Term Loan B, and the ABL facility are collateralized by substantially all of the assets of UBH and its subsidiaries, including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with its financial covenant as of October 3, 2021.

On July 2, 2021, the Company entered into an agreement with Banc of America Leasing & Capital, LLC, whereby the Company agreed to sell and lease-back certain manufacturing equipment and warehouse/distribution equipment for $13.0 million. This was accounted for as a financing transaction. The terms of the sale leaseback transaction are for 60 months at an interest rate of 3.26%.

On July 28, 2021, the Company entered into an agreement with Banc of America Leasing & Capital, LLC, whereby the Company amended a master lease agreement to draw up to $19.0 million on new capital improvement projects. During the thirteen weeks ended October 3, 2021 the Company has drawn $9.8 million related to certain manufacturing equipment and warehouse/distribution equipment. This was accounted for as a financing transaction, and bears interest at the Bloomberg Short-Term Bank Yield index plus 1.75%. Only interest is due on these loans until the capital projects are completed.

The outstanding principal balance as of October 3, 2021 related to the equipment financing transactions above is $22.8 million.

Derivative Financial Instruments
To reduce the effect of interest rate fluctuations, the Company entered into an interest rate swap contract on September 6, 2019, with an effective date of September 30, 2019, with a counter party to make a series of payments based on a fixed interest rate of 1.339% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams are based on a notional amount of $250 million. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At October 3, 2021, the effective fixed interest rate on the long-term debt hedged by this contract was 3.48%. For further treatment of the Company’s interest rate swap, refer to Note 10. "Fair Value Measurements" and Note 12. "Accumulated Other Comprehensive Income (Loss)."
IO Loan Purchase Commitments
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $2.5 million and $4.1 million at October 3, 2021 and January 3, 2021, respectively, all of which was recorded by the Company as an off balance sheet arrangement. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
Other Notes Payable and Capital Leases
During the first fiscal quarter of 2020, the Company closed on the acquisition of Kitchen Cooked and the acquisition included a deferred purchase price of $2.0 million, of which $1.0 million was outstanding as of October 3, 2021 and January 3, 2021. Additionally, during the first fiscal quarter of 2020, the Company purchased intellectual property that include a deferred purchase price of $0.5 million, of which $0.4 million and $0.5 million was outstanding as of October 3, 2021 and January 3, 2021, respectively.

During the third quarter of 2021, the Company recorded liabilities related primarily to reclaiming distribution rights from distributors, of which $2.8 million was outstanding as of October 3, 2021.
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
Interest expense for the thirteen weeks ended October 3, 2021 (Successor) was $7.7 million, $7.0 million of which was related to the Company’s credit facility and other long-term debt, of which $0.3 million was related to amortization of deferred financing fees, and $0.4 million of which was related to IO loans. Interest expense for the thirty-nine weeks ended October 3, 2021 (Successor) was $26.5 million, $21.9 million of which was related to the Company’s credit facility and other long-term debt, of which $3.5 million was related to amortization of deferred financing fees, and $1.1 million of which was related to IO loans. Interest expense for the Successor period from August 29, 2020 to September 27, 2020 was $1.8 million, $1.7 million of which was related to the Company’s credit facility and other long-term debt and $0.1 million of which was related to IO loans.
Interest expense for the Predecessor period from June 28, 2020 to August 28, 2020 was $7.0 million, $6.2 million of which was related to the Company’s credit facility and other long-term debt, $0.4 million of which was related to amortization of deferred financing fees, and $0.4 million of which was related to IO loans. Interest expense for the Predecessor period from December 30, 2019 to August 28, 2020 was $26.7 million, $23.3 million of which was related to the Company’s credit facility and other long-term debt, $1.7 million of which was related to amortization of deferred financing fees, and $1.7 million of which was related to IO loans. The interest expense on IO loans is a pass-through expense that has an offsetting interest income within Other income (expense).
Off-Balance Sheet Arrangements
Purchase Commitments
Additionally, the Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $44.8 million as of October 3, 2021. The Company has recorded purchase commitment gain (losses) totaling $0.1 million, $0.1 million and $0.2 million for the thirteen and thirty-nine weeks ended October 3, 2021 (Successor) and for the Successor period from August 29, 2020 to September 27, 2020, respectively. The Company has recorded purchase commitment gain (losses) totaling $0.3 million and $(0.7) million for the predecessor periods from June 29, 2020 to August 28, 2020 and December 30, 2019 to August 28, 2020, respectively.
IO Guarantees-Off-Balance Sheet
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $13.1 million and $7.1 million at October 3, 2021 and January 3, 2021, respectively, which are off balance sheet. As discussed in Note 8. "Long-Term Debt", the Company also sold notes receivable on its books to Bank of America during fiscal 2019 and fiscal 2021, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at October 3, 2021 and January 3, 2021 was $18.7 million and $16.5 million, respectively. Due to the structure of the transactions, the sales did not qualify for sale accounting treatment, as such the Company records the notes payable obligation owed by the IOs to the financial institution on its consolidated balance sheets; the corresponding note receivable also remained on the Company’s consolidated balance sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $5.4 million and $6.6 million at October 3, 2021 and January 3, 2021, respectively, which are included in the notes payable and notes receivable sections of the Company's consolidated balance sheets. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
New Accounting Pronouncements
See Note 1. "Operations and Summary of Significant Accounting Policies," to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.
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
We have identified the existing snack food operations as our sole reporting unit. For the qualitative analysis performed, which took place on the first day of the fourth quarter, we have taken into consideration all the events and circumstances listed in FASB ASC 350, Intangibles—Goodwill and Other, in addition to other entity-specific factors that have taken place from the period of the business combination which assessed goodwill on August 28, 2020. There were no triggering events as of October 3, 2021 that would require an interim impairment analysis prior to the annual impairment test.
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

The benefit of tax positions taken or expected to be taken in our income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling and administrative expenses. As of October 3, 2021, and January 3, 2021, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our 2020 Annual Report. Our exposures to market risk have not changed materially since January 3, 2021.

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
We have evaluated the effectiveness of our disclosure controls and procedures as of October 3, 2021 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 3, 2021, our disclosure controls and procedures were ineffective due to the material weakness described below.
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

Item 1A. Risk Factors

Our risk factors set forth under the “Risk Factors” section of our 2020 Annual Report. There have been no material changes to our risk factors since the filing of our 2020 Annual Report.

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

Date: November 12, 2021 UTZ BRANDS, INC.

By:      /s/ Ajay Kataria
Name:     Ajay Kataria
Title: Executive Vice President, Chief Financial Officer