Form 10-K
period 2022-01-02
Utz Brands, Inc.
filed 2022-03-03
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2022
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
1

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

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

The aggregate market value of the Common Stock held by non-affiliates was $1,357,970,428, as of July 2, 2021.

As of March 2, 2022, 78,597,175 Class A Common Stock, par value $0.0001 per share, and 59,349,000 Class V Common Stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for the registrant’s 2022 annual meeting (the "Proxy Statement"), to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference into the Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

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
At the Closing, the Company (i) acquired certain common and preferred interests of the Continuing Members from third party members, and the Continuing Members then redeemed such common and preferred interests for, and the Company received, an equivalent value of common limited liability company units of UBH (“Common Company Unit”), (ii) contributed cash in exchange for additional common limited liability company units of UBH, and (iii) purchased additional common limited liability company units and 100% of the managing interests of UBH from the Continuing Members. As part of the Business Combination, the Continuing Members (a) received certain cash considerations for the common limited liability company units that they sold to the Company, (b) received such number of shares of newly issued non-economic Class V Common Stock in the Company equal to the common limited liability company units that the Continuing Members retained in UBH, and a unit of limited liability company units of UBH and a share of Class V Common Stock are exchangeable for one share of Class A Common Stock of the Company, (c) received certain restricted common limited liability company units in UBH that would be vested under certain market conditions, which vested as of the Closing, and (d) entered into a Tax Receivable Agreement (“TRA”) that requires the Company to pay to the Continuing Members 85% of the applicable cash savings, if any, in United States (U.S.) federal and state income tax determined based on certain attributes as defined in the TRA.
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
•Our future results of operations may be adversely affected by input cost inflation.
•Our results could be adversely impacted as a result of increased labor and employee-related expenses.
•A continued shortage of qualified labor could negatively affect our business and materially reduce earnings.
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
•The recovery from the COVID-19 pandemic and the current economic climate is increasing labor costs, commodity costs and logistical costs which has adversely affected our business operations and results of operations and may continue to do so in the future. Our efforts to raise prices may not be successful at offsetting these cost increases and may have other adverse effects.
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
•Our future results of operations may be adversely affected by the availability of organic ingredients.
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

Overview

We are a leading United States manufacture of branded salty snacks. We produce a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, pork skins, veggie snacks, pub/party mixes, and other snacks. Our iconic portfolio of authentic, craft, and “better-for-you” (“BFY”) brands, which includes Utz, Zapp’s, ON THE BORDER, Golden Flake, Good Health and Boulder Canyon, among others, enjoys strong household penetration in the United States, where our products can be found in approximately half of U.S. households. As of January 2, 2022, we operate 17 manufacturing facilities with a broad range of capabilities, and our products are distributed nationally to grocery, mass, club, convenience, drug and other retailers through direct shipments, distributors, and more than 1,850 direct store delivery (“DSD”) routes. Our company was founded in 1921 in Hanover, Pennsylvania, and benefits from nearly 100 years of brand awareness and heritage in the salty snacks industry. We are the second-largest producer of branded salty snacks in our Core Geographies, based on retail sales and we have historically expanded our geographic reach and product portfolio organically and through acquisitions.

We believe our enhanced access to capital as a public company following our August 2020 business combination with Collier Creek Holdings (“CCH”) best positions us to realize our objective of becoming the fastest-growing pure-play branded snack platform of scale in the United States. Our long-term goals to build greater shareholder value include delivering consistent organic revenue growth, expanding margins, and leveraging our competitively advantaged route-to-market and scalable operating platform to make periodic value-enhancing strategic acquisitions.

Our business benefits from multiple opportunities to deliver attractive long-term profitable growth. Our value creation strategies are focused on driving productivity to enhance margins, reinvesting in marketing and innovation to accelerate revenue growth and continuing to make strategic acquisitions. We believe we are well-positioned for long-term growth as we (a) gained a significant amount of new buyers in the salty snack category in 2020 and repeat rates are increasing, (b) have significant opportunity in our Emerging and Growth Geographies and under-penetrated channels, (c) continue to execute productivity efforts that will help to fuel incremental marketing and innovation to accelerate growth in sales, (d) continue to make infrastructure improvements to enable us to continue to scale to greater heights, and (e) continue to make strategic acquisitions that deliver strong synergies and that enhance our competitive positioning. We believe each of these growth avenues represents a sizeable opportunity to expand our Net Sales. In addition, we further anticipate expanding our margins over the long term through supply chain productivity, revenue management, a higher-margin product mix, and higher margins on incremental sales as we leverage our scalable existing platform.

We also maintain a highly-disciplined approach to M&A and have substantial experience sourcing, executing, and integrating value-enhancing acquisitions. Since 2010, we have successfully integrated 17 acquisitions. Given our highly-scalable operating platform, we have been able to quickly and efficiently integrate acquired businesses into our infrastructure and realize attractive cost savings as well as revenue and distribution increases.

We believe these initiatives should generate attractive earnings growth as well as strong and stable free cash flow, enabling us to reinvest in our existing brands, reduce debt, and pay regular dividends to our stockholders.

Recent Developments

Effects of COVID-19. The novel coronavirus, or COVID-19, outbreak began impacting consumption, distribution and production of our products in March 2020. We have taken necessary preventive actions and implemented additional measures to protect our employees that work on site. We continue to experience higher demand for our products compared to historical volumes, and we are servicing that demand by increasing production and distribution activities. Generally, producers of food products, including salty snacks, have been deemed “essential industries” by federal, state, and local governments and are exempt from certain COVID-19-related restrictions on business operations. Our strategic manufacturing capabilities and DSD distribution network have allowed us to effectively service increases in demand and be responsive to evolving market dynamics driven by changes in consumer behavior. We continue to monitor customer and consumer demands, and intend to adapt our plans as needed to continue to meet these demands.

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

On May 11, 2021, the Company announced that its subsidiary, Utz Quality Foods, LLC (“UQF”) entered into a definitive agreement with Great Lakes Festida Holdings, Inc. to acquire all assets including real estate located in Grand Rapids, Michigan related to the operations of Festida Foods ("Festida Foods acquisition" or "acquisition of Festida Foods"), a manufacturer of tortilla chips, corn chips, and pellet snacks, and the largest manufacturer of tortilla chips for the Company's ON THE BORDER® brand. The Company closed this transaction on June 7, 2021 and the purchase price of approximately $40.3 million was funded in part from incremental financing on an existing term loan.

On November 2, 2021, the Company announced that its subsidiaries, entered into a definitive agreement to acquire R.W. Garcia Holdings, LLC and its' wholly-owned subsidiary R.W. Garcia Co., Inc. ("RW Garcia"), an artisan maker of high-quality organic tortilla chips, crackers, and corn chips ("RW Garcia acquisition"). At the closing of the transaction on December 6, 2021, the Company paid the purchase price of approximately $58.3 million which was funded in part from a draw on the Company's line of credit and cash on hand. In addition to this acquisition on December 6, 2021, the Company closed on an acquisition of a manufacturing facility of which RW Garcia was a tenant. The cost of the manufacturing facility was approximately $6.0 million.

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

Our Power Brands are comprised of Utz, ON THE BORDER, Good Health, Boulder Canyon, Zapp’s, Hawaiian, Golden Flake pork skins, TGIF, and TORTIYAHS!.

Our flagship Utz brand generated retail sales in excess of $670 million in 2021, representing approximately 5.5% compound annual growth rate (“CAGR”) (2017-2021) and making it one of the 10 largest salty snack brands in the United States by retail sales as of January 2, 2022. Recognized for its iconic logo featuring the “Little Utz Girl” since the 1920s, the Utz brand currently utilizes the slogan “Family Crafted Flavor Since 1921”. We sell a variety of salty snacks under the Utz brand, including potato chips, pretzels, cheese snacks, pub/party mixes, and others.

Our ON THE BORDER brand ("OTB"), which was acquired on December 14, 2020 as part of the acquisition of Truco, is a national brand of tortilla chips, salsa and queso. OTB is the #2 unflavored tortilla chip brand as of January 2, 2022. Additionally, the acquisition of OTB strengthens our national geographic footprint in our Expansion Geographies and Emerging Geographies and enhances our presence in the Mass and Club retail channels.

Our Good Health and Boulder Canyon Power Brands anchor our position in the BFY category of salty snacking, which has been a high-growth category in recent years. Good Health, which we acquired in 2014, is positioned as a positive way to snack because its products have cleaner ingredients and are certified non-GMO and gluten-free. Boulder Canyon, which we acquired as part of the Inventure Foods, Inc. (“Inventure Foods”) acquisition in 2017, offers a line of premium BFY potato chips, including those made with olive or avocado oils. In the Natural channel, Boulder Canyon is the #2 potato chip brand while growing nearly 5% within the channel in 2021 and its “Canyon Cut” rippled avocado oil-based chip is the #1 selling potato chip item as of January 2, 2022.

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

Our Foundation Brands include strong regional snacking brands, such as Golden Flake (excluding pork skins), Tim’s Cascade, Snyder of Berlin, “Dirty”, Herdez, Kitchen Cooked, Bachman, Jax and R.W. Garcia as well as our partner and private label brands. We have historically utilized the strong regional positions and relevance of our Foundation Brands to drive increased distribution for our Power Brands.

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

Utz innovation is gaining momentum, contributing more to growth and remains a key focus area. Utz Peanut Butter Filled Pretzel Bites is proving to be a large and sustaining offering, with strong velocities and repeat rates. In just over a year Utz Peanut Butter Filled Pretzel Bites became the #1 branded peanut butter filled pretzel barrel at retail. On The Border Chips and Dips extended their famous Café Style tortilla chip with a “Lightly-Salted” offering, and launched two delicious new dips – “Jalapeno Ranch and Southwest Bean dip”. “Zapp’s Thinz” is an exciting extension of Zapp's irresistible flavors such as Voodoo and Spicy Cajun to thin and crispy chips where 40% of consumers are exclusive to that form. Similarly the Hawaiian brand with its island-inspired flavors like "Sweet Maui Onion" and "Luau Barbeque" launched a wavy textured chip called “Big Waves”. Hot and spicy flavors remain a high growth and an area of future innovation. Utz iconic Cheese Balls business got a new flavor with “Red Hot Cheddar”. In the better for you space Utz continues to innovate. “Good Health ABCs” is a fun new letter-shaped snack sure to engage more than just your taste buds. Boulder Canyon known for better for you oils such as avocado oil launched Spicy Green Chili as its first "Boulder Batch" an exciting new series of limited time offerings.

Marketing, Advertising, and Consumer Engagement

Strategy. Our marketing strategy remains focused on driving stronger consumer pull for and building brand equity of our Power Brands. We conduct marketing efforts through three principal sets of activities: (i) consumer marketing and advertising, including sponsorships, print, digital, eCommerce and social media, and other product promotions; (ii) consumer sales incentives including coupons and rebates; and (iii) trade promotions to support features, displays and other merchandising of our products by our customers. Historically we have relied more heavily on sponsorships, trade promotions, and in-store merchandising for consumer engagement, however, we are making shifts of spending into more consumer awareness and brand building advertising. In fiscal 2021, we spent approximately $11.8 million related to consumer marketing and advertising expenses. We expanded our marketing capabilities and have seen significant increases in key conversion funnel metrics – brand awareness, consideration and loyalty. Going forward, consistent with our value creation strategies, we intend to meaningfully increase our investments in digital and social consumer marketing and advertising focused on our Power Brands as well as reallocate our current mix of media spending toward activities with the highest return on investment. We will continue to expand our investments in digital and social media, including as part of our strategy to grow our eCommerce and retailer marketing investments. We believe these marketing strategies will drive long term Net Sales growth by increasing brand equity, supporting geographic expansion and reducing the pressures of pricing.

Digital and Social Media. In recent years we have shifted our media efforts toward digital advertising, and increased our investments in engaging with consumers directly via social media platforms. In mid-2019, we appointed a VP of Digital Marketing and eCommerce to focus on expanding and integrating our e-commerce and social media platforms. These efforts have resulted in significant increases in household reach, expanded community sizes, and increased social media engagement in 2020 and 2021. We expect to continue to expand our investments in digital and social media in the future, including as part of our strategy to grow our eCommerce marketing investments.

Customers

In fiscal year 2021, our top 10 customers, all of which are retailers, represented approximately 40% of our invoiced sales, and no customer accounted for more than 15% of our invoiced sales in fiscal year 2021. We have historically benefited from long-term relationships with our key customers, having a sales relationship for more than 20 years on average across our top 15 retail customers.

Our strong brand equities, enhanced innovation, and optimized consumer marketing spend should enable us to continue to expand distribution of our products both within existing customers and in under-penetrated retail channels. We believe there is an opportunity to expand our distribution in mass merchants and convenience stores, where our retail sales as a percentage of the salty snack category are lower than in other channels such as grocery or club stores.

International

More than 99% of our invoiced sales occurred in the United States in fiscal 2021, and we are focused on growing our business in the United States. Since substantially all of our business is in the United States, we believe we have more limited exposure to global economic conditions and foreign exchange fluctuations than companies with more substantial international sales and operations.

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

The salty snacking industry is competitive and includes a number of diverse participants. Our identified competitors include PepsiCo (Frito Lay), Campbell’s (Snyder’s-Lance), Kellogg’s (Pringles), General Mills, Grupo Bimbo, Hershey’s, Hain Celestial, and Arca Continental (Wise), among others. Our products also compete with private label or retailer-branded salty snacks. However, private label represented only approximately 5% of category retail sales in 2021, which was about flat compared to its share of retail sales in 2016.

Historically, the salty snacks category has benefited from favorable competitive dynamics, including low private label penetration and category leaders who compete primarily via marketing and innovation.

Importantly, as of January 2, 2022, we are the #2 brand platform in our Core Geographies representing nearly 9% of total salty snacks category retail sales. As of January 2, 2022 in our Core Geographies, we have the #1 position in pork skins with 24% of sub-category retail sales and the #2 positions in potato chips, pretzels and cheese snacks with 14%, 20% and 9% of sub-category retail sales, respectively. As of January 2, 2022, we hold the #3 company position with Tortillas, with a 4% share, primarily driven by OTB. We believe we have a strong and defensible position in our Core Geographies with a significant opportunity to enhance our national position by expanding sales in Expansion Geographies (where we represent 4.5% of category retail sales) and Emerging Geographies (where we represent 2.4% of category retail sales).

Notably, in 2021, approximately $2.4 billion of salty snack retail sales were generated by approximately 1,300 smaller competitors, each with retail sales of less than $200 million. We believe this fragmented group of smaller brands provides an attractive opportunity for us to expand our retail sales by either acquiring or displacing smaller regional or product-specific competitors.

Supply Chain

Sourcing. The principal ingredients used to manufacture our products include potatoes, oil, flour, wheat, corn, cheese, spices, and seasonings. Our primary packaging materials include flexible films and rigid containers, such as barrels, lids, cartons, and trays. All of our core ingredients are purchased according to rigorous standards to assure food quality and safety. Our principal ingredients are generally available from multiple suppliers, but became more difficult to source beginning in 2021 due to ongoing supply chain constraints. We do not source any of our top 10 inputs under any single-source arrangements. As such, we have been able to make satisfactory alternative arrangements in the event of this interruption of supply from our vendors. No single category of raw material purchases represented more than 15% of our Cost of Goods Sold in fiscal year 2021. In addition to raw materials, we source energy and liquid fuels for our manufacturing facilities and in-house distribution assets.

We utilize various buying strategies to mitigate the impact of changes in input prices, including fixed-price forward purchases as well as commodity hedging arrangements with third parties (particularly for energy, vegetable oils, wheat, and corn). A number of external factors such as weather, commodity markets, and governmental or agricultural programs can affect the cost of raw materials used in our products. To provide greater visibility, we typically look to enter into pricing arrangements covering a meaningful portion of our forecast purchases over the next 3 to 18 months. As of February 24, 2022, we believe we have entered into pricing arrangements covering over 45% of our budgeted raw material needs in fiscal year 2022.

Manufacturing. We manufacture our products primarily through 17 company-operated manufacturing facilities across the United States. These include four legacy Utz facilities and thirteen facilities that were added over the last ten years from acquisitions (for more details see Item 2 “Properties” in this Annual Report on Form 10-K for more details). Our facilities had capacity to produce approximately 450 million pounds of salty snacks annually in 2021 based on management’s estimate of available capacity, excluding weekly sanitation, over a seven-day work schedule, providing us with significant available capacity to accommodate increased sales. We believe this available capacity across our manufacturing footprint will enable us to leverage existing fixed costs to generate higher margins on incremental organic sales or acquired brands as well as generate potential future cost savings through consolidating our manufacturing footprint. For example, in 2018 we consolidated production from our Denver, Colorado, manufacturing facility into our Goodyear, Arizona, facility, enabling us to realize cost savings and proceeds from the sale of the Colorado facility. Our manufacturing facilities are well-maintained, and we have a program to ensure appropriate maintenance capital expenditures are undertaken. We also utilize several co-manufacturers for certain products, with the most significant being our OTB branded tortilla chips as well as branded salsa and queso.

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

Direct-Store-Delivery: We believe we are one of only four scale U.S. salty snack providers with extensive DSD capabilities. Within our DSD system, either independent operators (“IOs”) or Utz-employed route sales professionals (“RSPs”) pick up products from our manufacturing facilities, distribution centers, storage facilities, or small bins and distribute and sell these products to retail stores within a geographic territory. Our DSD system is utilized by both large and small customers, and we believe it provides us a competitive advantage in expanding distribution, increasing shelf space, executing in-store merchandising activities, and ensuring products are fresh and available wherever consumers shop. Our DSD network included approximately 1,850 individual routes reaching over 80,000 retail stores in 2021. Our DSD routes are managed by a combination of approximately 1,625 IOs, covering approximately 88% of our routes, and approximately 225 RSPs, covering approximately 12% of our routes as of January 2, 2022. Over the last several years, we have converted from a predominately company-owned RSP model toward the use of third-party IOs. We believe this transition benefits us by creating motivated independent owner-operators and a more variable cost structure for our company. We expect to substantially complete our ongoing transition from RSPs toward IOs during the fiscal year 2022 (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Utz Brands Holdings — Recent Developments and Significant Items Affecting Comparability — Independent Operator Conversions” for more details).

Third Party Distributors: We also use third-party distributors in certain regions where their capabilities enhance the cost effectiveness and reach of our overall distribution system. For third-party distributors, we either ship products directly from our facilities to their distribution centers or allow them to pick up products directly from our facilities. The distributors are then responsible for selling our products to our customers and ensuring optimal retail presence within the stores they serve, utilizing both DTW and DSD capabilities. Our third-party distributors operated an additional approximately 725 DSD-style routes, reaching over 20,000 retail stores.

Direct-to-Consumer: We also distribute our products directly to consumers. Our direct-to-consumer shipments primarily originate from orders received via our company website (www.utzsnacks.com) or select third party retailer sites, including Amazon and Sam’s Club, which extend our reach to virtually every household in America. Our direct-to-consumer shipments are delivered from our central warehouse facility to consumers using FedEx, UPS, or other third-party carriers. E-Commerce represented approximately 7% of our retail sales in fiscal 2021 and is an accelerating part of our business, with the channel having grown significantly since 2019.

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

Human Capital

Supporting our people is a foundational value for Utz. We believe company success depends on our ability to attract, develop, and retain key personnel whose skills, experience and industry knowledge benefit our operations and performance. The Company’s Board, Board committees, and management oversee various associate initiatives including compensation and benefits programs, succession planning, leadership development, diversity and inclusion.

Utz aims to both attract and retain a qualified workforce through an inclusive and accessible recruiting process and online platform, as well as by offering competitive wages, benefits, and training opportunities. We also support and develop our associates through company-wide training and development programs intended to build and strengthen associates’ leadership and professional skills.

Diversity, Equity and Inclusion

Utz recognizes that it’s vital for our performance as a world class company to ensure dignity and respect in the workplace for all associates. By continuing to embrace the diverse perspectives and backgrounds of our associates, we will ensure that we have a workplace where every associate feels that they are valued and that they can contribute not only to our success, but theirs as well.

To ensure we are continuing to foster a work environment that values all people, Utz has partnered with a nationally recognized consulting firm to aid in the development of a comprehensive diversity, equity, and inclusion strategy. Efforts will include recruiting, training, and leadership development focus area.

Health and Safety

The safety of our team members is a top priority. We strive to provide a safe working environment by having policies, procedures, and training programs in place to ensure associates understand and meet safety guidelines. Utz and our associates are dedicated to providing a safe environment by continuously improving our Safety Culture and Performance through commitment, investment, and training.

•Associate engagement: Leading indicators are used to both encourage and measure regular safety related activities throughout the organization
•Training: Safety training relevant to each work group’s operation is distributed throughout the organization monthly, quarterly and/or annually
•Compliance: Regular audits in various formats are used to review and ensure compliance with applicable agency regulations
•Performance metrics: Traditional OSHA metrics are maintained on a quarterly and annual basis to measure actual performance and help identify continuous improvement opportunities

Total Rewards

We have a demonstrated history of investing in our workforce by providing competitive wages and benefits. Our benefits package includes:
•Comprehensive health insurance coverage to associates working 30 hours or more each week;
•Parental leave to all new parents for birth, adoption or foster placement;
•Short term disability to provide partial wage protection for up to 13 weeks;
•Employee Stock Purchase Plan;
•Wellness and disease management programs, health advocacy partner, and associates assistance programs;
•Tuition reimbursement program; and
•401(k) plan with generous company match and profit sharing.

Employee Headcount

As of January 2, 2022, we employed 3,469 full-time associates and 272 part-time associates.

Over the last several years, we have meaningfully reduced our number of full time associates and our selling, general and administrative expenses through our business transformation initiatives, particularly our DSD shift from RSPs to IOs and the associated restructuring of our sales management and corporate organization structure (see “— Supply Chain — Distribution” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Utz Brands Holdings — Recent Developments and Significant Items Affecting Comparability —Independent Operator Conversions” for more information). We expect the ongoing shift from RSPs toward IOs to be substantially completed during fiscal year 2022. Additionally, we historically have reduced associate count and operating expenses in relation to integration initiatives associated with our recent acquisitions.

Sustainability

We recognize the importance of Environmental, Social and Governance ("ESG") issues for all stakeholders. As a newly public company, we are in the early stages of building our ESG strategy and are using leading ESG and sustainability frameworks and guiding principles, such as the Sustainability Accounting Standards Board (SASB), the Task Force on Climate-related Financial Disclosures (TCFD) and the U.N. Sustainable Development Goals (SDGs), as well as stakeholder engagement to inform our ESG program. In fiscal year 2022 we plan to release a summary of our preliminary ESG efforts aligned to industry-recognized ESG standards.

Cross-functional working groups and an ESG committee comprised of subject matter experts across Utz’s operations, including but not limited to, facilities management, packaging and shipping, health and safety, human resources, customer advocacy, and legal and corporate governance functions have been formed that report to the executive team and the Board. We recognize our responsibility to uphold the Company’s founding values, which for more than 100 years, have centered on working ethically, responsibly, and with integrity to benefit all of our stakeholders. We consistently look for ways to make a positive difference for our employees, customers and in the communities in which we operate. By collaborating with stakeholders, including associates, consumers, business partners, suppliers, stockholders and customers, we are taking the necessary steps to become a more sustainable company.

Intellectual Property

We own numerous domestic and foreign trademarks and other proprietary rights that are important to our business. These include the U.S. trademark registrations, which protect certain rights in the following brands: Utz, ON THE BORDER, Zapp’s, Golden Flake, Good Health, Boulder Canyon, Hawaiian, TORTIYAHS!, Tim’s Cascade, Snyder of Berlin, “Dirty”, Kitchen Cooked, Bachman, Jax, and R.W. Garcia, among others. We also recently unveiled a modernization of our well known Little Utz Girl, and procured a trademark registration for her. Depending upon the jurisdiction, trademarks are valid as long as they are used in the regular course of trade and/or their registrations are properly maintained.

We also maintain rights to the domain name www.utzsnacks.com and www.getutz.com, among others.

We believe the protection of our intellectual property, particularly our trademarks, trade dress, trade secrets, copyrights and domain names, is important to our success. We aggressively protect our intellectual property rights by, among other methods, relying on a combination of watch services and enforcement under intellectual property laws and/or through the domain name dispute resolution system.

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

We also license certain third-party brand names for use on our products, including the TGI Friday’s and Herdez trademarks. We use these trademarks in connection with the manufacturing, production, and distribution of snack products to be sold under the trademarked labels. Under the agreements governing our use of such trademarks, we are required to make guaranteed annual royalty payments. Sales under the TGI Fridays and Herdez agreements represent approximately 3% of our 2021 invoice sales.

We also license certain of our owned brands, including Utz, for use by third parties in certain food categories (such as frozen foods); however, licensing revenues from these arrangements represent less than 1% of fiscal year 2021 Net Sales and are not material to our business or growth strategy. Finally, we have historically engaged in certain cross-marketing and/or promotional activities with third parties, thereby increasing the visibility of our brands.

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

Our DTW network system relies on a significant number of brokers, wholesalers and logistics companies to deliver our products to approximately 350 retailer distribution centers as of the end of our 2021 fiscal year. The ability to maintain a DTW system depends on a number of factors, many of which are outside of our control. Some of these factors include: (i) the level of demand for the brands and products which are available in a particular area surrounding a retailer distribution center; (ii) the ability to price products at levels competitive with those offered by competing producers and at prices that consumers will purchase our products; and (iii) our ability and the ability of third-party logistics companies to deliver products in the quantity and at the time ordered by brokers, wholesalers and retail customers. We may not be able to mitigate the risks related to all or any of these factors in any of our current or prospective geographic areas. To the extent that any of these factors have an adverse effect on our relationships with our brokers, wholesalers or third-party logistics companies, thus limiting maintenance and expansion of the sales market, our revenue and financial results may be adversely impacted.

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

Our DSD network and regional third-party distributor network rely on over 1,625 IOs and approximately 225 third-party distributors, respectively, as of the end of our 2021 fiscal year for the distribution and sale of our branded products and some private label products. In order to purchase from us an exclusive right to deliver our products to retail customers in a specific territory, IOs and third-party distributors must make a commitment of capital or obtain financing to purchase such rights and other equipment to conduct their business. Certain financing arrangements, through third-party lending institutions, are made available to IOs and require us to repurchase the rights granted to an IO in the event the IO defaults on its loan; we are then required to collect any shortfall from the IO, to the extent possible. The inability of the IOs to make timely payments on their financing arrangements could require us to make payments on such financing arrangements pursuant to any guarantee agreements we have in place with such IOs’ third-party lenders. If we are required to make payments under such guarantees upon default by our IOs of a significant amount under their financing arrangements, the aggregate amount of such payments, could have an adverse effect on our financial results.

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

Our future results of operations may be adversely affected by input cost inflation.

Many aspects of our business have been, and may continue to be, directly affected by volatile commodity costs and other inflationary pressures. Our input costs began to increase significantly beginning in the latter part of fiscal year 2021, and we expect input cost inflation to continue into fiscal year 2022.

Commodities and ingredients are subject to price volatility which can be caused by commodity market fluctuations, crop yields, seasonal cycles, weather conditions, temperature extremes and natural disasters (including due to the effects of climate change), pest and disease problems, changes in currency exchange rates, imbalances between supply and demand, and government programs and policies among other factors. Volatile fuel costs translate into unpredictable costs for the products and services we receive from our third-party providers including, but not limited to, distribution costs for our products and packaging costs.

While we seek to offset increased input costs with a combination of price increases to our customers, purchasing strategies, cost savings initiatives and operating efficiencies, we may be unable to fully offset our increased costs or unable to do so in a timely manner. If we are unable to fully offset such cost increases, our financial results could be materially adversely affected.

Our results could be adversely impacted as a result of increased labor and employee-related expenses.

Inflationary pressures and any shortages in the labor market could increase labor costs, which could have a material adverse effect on our consolidated operating results or financial condition. Our labor costs include the cost of providing employee benefits, including health and welfare, and severance benefits. The annual costs of benefits vary with increased costs of health care and the outcome of collectively-bargained wage and benefit agreements.

Various federal and state labor laws govern our relationships with our associates and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, safety standards, payroll taxes, citizenship requirements and other wage and benefit requirements for associates classified as non-exempt. Significant additional government regulations could materially and adversely affect our business, financial condition and operating results.

A continued shortage of qualified labor could negatively affect our business and materially reduce earnings.

We have experienced shortages of qualified labor across our operations. Participants in our supply chain have also experienced shortages of qualified labor. The future success of our operations, including the achievement of our strategic objectives, depends on our ability, and the ability of third parties on which we rely to supply and to deliver our products, to identify, recruit, develop and retain qualified and talented individuals. As a result, any shortage of qualified labor could significantly adversely affect our business. Associate recruitment, development and retention efforts that we or such third parties undertake may not be successful, which could result in a shortage of qualified individuals in future periods. Any such shortage could decrease our ability to effectively produce and deliver product and to achieve our strategic objectives. Such a shortage would also likely lead to higher wages for associates (or higher costs to purchase the services of such third parties) and a corresponding reduction in our results of operations. In the current operating environment, we are experiencing a shortage of qualified labor in certain geographies, particularly hourly workers, resulting in increased costs from certain temporary wage actions, such as hiring and referral and retention bonus program. A continuation of such shortages for a prolonged period of time could have a material adverse effect on our results of operations.

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

The recovery from the COVID-19 pandemic and the current economic climate is increasing labor costs, commodity costs and logistical costs which has adversely affected our business operations and results of operations and may continue to do so in the future. Our efforts to raise prices may not be successful at offsetting these cost increases and may have other adverse effects.

We have experienced operational challenges to our production facilities and logistics networks, shortage of labor and impacts from increases in prices of packaging materials and commodities, all of which are increasing costs company-wide.
In response to these inflationary costs, we began to notify our customers of our plans to institute price increases for our products. We cannot assure you that these price increases will be accepted by our customers without significant loss of sales or will reverse the margin compression experienced during the pandemic. If compressed gross profits continue or if we experience a loss of sales due to price increases, we may not be able to undertake future initiatives to drive growth.

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
•Laws related to product labeling, including but not limited to California’s Proposition 65;
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

Our future results of operations may be adversely affected by the availability of ingredients.

Our ability to ensure a continuing supply of ingredients at competitive prices depends on many factors beyond our control, such as, climate conditions, increased demand for ingredients by our competitors, changes in national and world economic conditions, currency fluctuations and forecasting adequate need of seasonal ingredients.

The ingredients that we use in the production of our products (including, among others, fruits, vegetables, nuts and grains) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, water scarcity, temperature extremes, frosts, earthquakes and pestilences. Natural disasters and adverse weather conditions can lower crop yields and reduce crop size and crop quality, which in turn could reduce our supplies of ingredients or increase the prices of ingredients. Such natural disasters and adverse weather conditions can be caused or exacerbated by climate change, and the spate of recent extreme weather events, including the current drought conditions in the Western United States, the extreme cold, snow and ice experienced in Texas in February 2021 and the heat wave in the Pacific Northwest in June 2021, presents an alarming trend. If our supplies of ingredients are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply products to our customers and adversely affect our business, financial condition and results of operations.

We also compete with other manufacturers in the procurement of product ingredients, which may be less plentiful in the open market than conventional product ingredients. This competition may increase in the future if consumer demand for products increases. This could cause our expenses to increase or could limit the amount of products that we can manufacture and sell.

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

In December 2017, October 2019, December 2020, January 2021, May 2021, and November 2021 we acquired Inventure Foods, Kennedy, the DSD snacks business of Conagra Brands, Inc., Truco, Vitner's, Festida, and RW Garcia, respectively. In addition, we have periodically acquired other businesses or business assets and we plan to selectively pursue acquisitions in the future to continue to grow and increase our profitability. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing products and identifying and acquiring brands in new categories and in new geographies for purposes of expanding our platform of snack foods. Although we regularly evaluate multiple acquisition candidates, we cannot be certain that we will be able to successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on terms acceptable to us, or integrate acquisitions that we complete.

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

In addition, even when acquisitions, such as the acquisition of Inventure Foods, Kennedy, Truco, Vitner's, Festida, and RW Garcia, are completed, integration of acquired entities and business lines can involve significant difficulties, such as failure to achieve financial or operating objectives with respect to an acquisition, strain on our personnel, systems and operational and managerial controls and procedures, the need to modify systems or to add management resources, difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies, amortization of acquired assets (which would reduce future reported earnings), possible adverse short-term effects on cash flows or operating results, diversion of management’s attention from the operations of our business, integrating personnel with diverse backgrounds and organizational cultures, coordinating sales and marketing functions and failure to obtain and retain key personnel of an acquired business. Failure to manage these acquisition growth risks could have an adverse effect on us.

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

The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities, and the net carrying value of other intangibles represents the fair value of trademarks, customer relationships, route intangibles and other acquired intangibles. Pursuant to U.S. GAAP, we are required to perform impairment tests on our goodwill and indefinite-lived intangible assets annually, or at any time when events occur, which could impact the value of our reporting unit or our indefinite-lived intangibles. These values depend on a variety of factors, including the success of our business, market conditions, earnings growth and expected cash flows. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital or lower than expected sales and profit growth rates. In addition, if we see the need to consolidate certain brands, we could experience impairment of our trademark intangible assets. During fiscal 2019, we recognized impairment charges of $3.8 million for trade name intangible brand assets. There were no adjustments for impairments recorded in 2021 or 2020. Significant and unanticipated changes in our business could require additional non-cash charges for impairment in a future period which may significantly affect our financial results in the period of such charge.

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

Disruptions in the worldwide economy may materially and adversely affect our business, financial condition and results of operations.

Adverse and uncertain economic conditions, such as those caused by COVID-19, may affect distributor, retailer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, contract manufacturers, distributors, retailers, consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns, making it more difficult to sell our premium products. Due to the relative costs of our products, during economic downturns, it may be more difficult to convince consumers to switch to or continue to use our brands or convince new users to choose our brands without expensive sampling programs and price promotions. In particular, consumers may reduce their purchases of products without GMOs, gluten or preservatives when there are conventional offerings of similar products, which generally have lower retail prices. In addition, consumers may choose to purchase private-label products rather than branded products because they are generally less expensive. Distributors and retailers may become more conservative in their ordering in response to these conditions and seek to reduce their inventories. Our results of operations depend on, among other things, our ability to maintain and increase sales volume with our existing distributors and retailers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

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

Liabilities, claims or new laws or regulations with respect to environmental matters could have a significant negative impact on our business.

As with other companies engaged in similar businesses, the nature of our operations exposes us to the risk of liabilities and claims with respect to environmental matters, including those relating to the disposal and release of hazardous substances. Furthermore, our operations are governed by laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous chemicals in the workplace. Any material costs incurred in connection with such liabilities or claims could have a material adverse effect on our business, results of operations and financial condition.

The increasing global focus on climate change and the need for corporate change may lead to new environmental laws and regulations that impact our business. Any such laws or regulations enacted in the future, or any changes in how existing laws or regulations will be enforced, administered or interpreted, may lead to an increase in compliance costs, cause us to change the way we operate or expose us to additional risk of liabilities and claims, which could have a material adverse effect on our business, results of operations and financial condition.

We are subject to increasing focus on Environmental, Social and Governance (“ESG”) issues, including those related to climate change.

As climate change, land use, water use, deforestation, recyclability or recoverability of packaging, plastic waste, ingredients and other ESG and sustainability concerns become more prevalent, federal, state and local governments, non-governmental organizations and our customers, consumers and investors are increasingly sensitive to these issues. This increased focus on sustainability may result in new laws, regulations and requirements that could cause disruptions in or increased costs associated with developing, manufacturing and distributing our products. We could also lose revenue if our consumers change brands, our customers refuse to buy our products, or investors choose not to invest in our common stock if we do not meet their ESG and sustainability expectations. For example, during 2021, some of our major customers requested we respond to various questionnaires to evaluate our ESG efforts. Efforts to meet these standards could impact our costs, and failure to meet our customers’ expectations could impact our sales and business reputation. While we strive to minimize the environmental impact of our global operations, we may experience reduced demand for our products and loss of customers if we do not meet their ESG expectations, which could result in a material adverse effect on our financial condition and results of operations.

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

We rely extensively on information systems and technology to manage our business and summarize operating results. During 2021 we completed the process of a multi-year implementation of a new global enterprise resource planning (“ERP”) system. This ERP system replaced our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We have not yet fully integrated all recently acquired companies into our ERP and may not be able to successfully integrate future acquired Companies to the ERP system without experiencing increased costs and other difficulties.

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

The remeasurement of our Private Placement Warrants is the result of changes in stock price and Private Placement Warrants outstanding at each reporting period. The remeasurement of warrant liabilities represents the mark-to market fair value adjustments to the outstanding Private Placement Warrants issued in connection with the IPO of CCH. Significant changes in our stock price or number of Private Placement Warrants outstanding may adversely affect our net income (loss) in our consolidated statements of operations and comprehensive income (loss).

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

As a privately held company, UBH was not subject to Section 404 of the Sarbanes-Oxley Act. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Because we are no longer deemed to be an emerging growth company, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, we are required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The development of the internal control system to achieve compliance with the Sarbanes-Oxley Act may impose obligations on us. In 2021, we have identified and subsequently remediated a material weakness in our internal control over financial reporting; however, in the future if we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be seriously harmed.

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

Following the restatement of our historical financial statements, we account for our Warrants as a warrant liability recorded at fair value upon issuance with any changes in fair value each period reported in earnings based upon a valuation report obtained from its independent third-party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A Common Stock.

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2021 fiscal year and that remain unresolved.

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

We operate 17 principal manufacturing sites located in Algona, Washington; Goodyear, Arizona; Farmington, Illinois; Bluffton, Indiana; Fitchburg, Massachusetts; Wilkes-Barre, Pennsylvania; Lititz, Pennsylvania; Hanover, Pennsylvania; Berlin, Pennsylvania; Birmingham, Alabama; Gramercy, Louisiana; Grand Rapids, Michigan; Lincolnton, North Carolina; and Las Vegas, Nevada.

We also operate 23 owned warehousing and distribution centers across the United States. These facilities supplement the warehousing and distribution capabilities co-located at our manufacturing facilities to ensure cost efficient delivery and timely access to products by our customers and DSD distributors. In total, we own approximately 40 properties in the United States that include manufacturing locations, warehouses, and office locations.

We lease approximately 150 properties in the United States, which include warehouse locations, offices and small storage bins. We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs. Though we believe that our facilities are sufficient to meet our current needs, we believe that suitable additional space will be available as and when needed to maintain and support our ongoing business needs.

During 2021, a storm damaged our manufacturing facility in Gramercy, Louisiana causing it to cease operations until clean-up and repairs are completed. We evaluated the facility for impairment and determined it was not material and damages and certain out-of-pocket costs would be covered by our insurance carrier.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock is traded on NYSE under the symbol “UTZ”. As of March 1, 2022, the closing price for our Class A Common Stock was $14.61.

Market price information regarding our Class V Common Stock and Common Company Units is not provided because there is no public market for our Class V Common Stock or our Common Company Units. Subject to certain timing restrictions a Common Company Unit can be exchanged, together with the forfeiture of a share of Class V Common Stock, for a share of Class A Common Stock.

Holders

As of January 2, 2022, there were 30 holders of record of our Class A Common Stock and two holders of record of our Class V Common Stock. The number of record holders does not include beneficial owners of our securities whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

Our Board of Directors has adopted a dividend policy, pursuant to which we will make quarterly dividends on the Class A Common Stock, to the extent our Board of Directors determines that we have available cash, available borrowings and other funds legally available therefor, taking into account the retention of any amounts necessary to satisfy our obligations that will not be reimbursed by UBH, taxes and obligations under the TRA, and any restrictions contained in any applicable bank financing agreement by which we or our subsidiaries are bound. We declared $15.6 million in cash dividends on our Class A Common Stock in 2021 and $7.2 million in 2020. The annual dividend rate on our Common Stock in 2021 was $.204 per share.

For 2022, our Board of Directors expects to declare and pay a dividend on the outstanding shares of Class A Common Stock in an aggregate amount of no less than $0.216 per share of Class A Common Stock, per annum.

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

Performance

The following graph compares the total shareholder return from November 26, 2018, the date on which our Class A common shares commenced trading on the NYSE, through January 2, 2022 of (i) our Class A Common Stock, (ii) the Standard and Poor's 500 Stock Index (“S&P 500 Index”) and (iii) the Standard and Poor’s Packaged Foods & Meats Index. The stock performance graph and table assume an initial investment of $100 on November 26, 2018, and that all dividends of the S&P 500 Index and S&P Packaged Food & Meats Index, were reinvested. The performance graph and table are not intended to be indicative of future performance. The performance graph and table shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Exchange Act.

Comparison of Cumulative Return*
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
11/26/18
12/30/18
12/29/19
08/28/20
09/28/20
01/03/21
04/04/21
07/04/21
10/03/21
01/02/22
Utz Brands, Inc
S&P 500 Index
S&P Packaged Foods & Meats Index

*Assumes $100 was invested on November 26, 2018, the day on which our Class A Common Stock commenced trading on the NYSE (which, prior to our domestication to a Delaware corporation in connection with the Business Combination, were referred to Class A Ordinary Shares).

Item 6. [Reserved]

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
Our fiscal year end is the Sunday closest to December 31. Our fiscal year 2019 ended December 29, 2019 and was a fifty-two-week period, our fiscal year 2020 ended January 3, 2021 and was a fifty-three-week fiscal year, and our fiscal year 2021 ended January 2, 2022 and was a fifty-two-week fiscal year. Our fiscal quarters are comprised of thirteen weeks each, except for fifty-three-week fiscal periods for the which the fourth quarter is comprised of fourteen weeks, and end on the thirteenth Sunday of each quarter (fourteenth Sunday of the fourth quarter, when applicable).
Overview
We are a leading United States manufacturer of branded salty snacks. We produce a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, veggie snacks, pork skins, veggie snacks, pub/party mixes, and other snacks. Our iconic portfolio of authentic, craft, and “better for you” brands, which includes Utz®, ON THE BORDER®, Zapp’s®, Golden Flake®, Good Health®, Boulder Canyon®, Hawaiian® Brand, and TORTIYAHS!®, among others, enjoys strong household penetration in the United States, where our products can be found in approximately 49% of U.S. households. We operate 17 manufacturing facilities with a broad range of capabilities, and our products are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors, and approximately 1,850 direct-store-delivery (“DSD”) routes. Our company was founded in 1921 in Hanover, Pennsylvania, and benefits from 100 years of brand awareness and heritage in the salty snack industry. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2021 retail sales, we are second-largest producer of branded salty snacks in our Core geographies, where we have acquired strong regional brands and distribution capabilities in recent years.
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
Long-Term Demographics, Consumer Trends, and Demand – We participate in the attractive and growing $30 billion U.S. salty snacks category, within the broader $105 billion market for U.S. snack foods as of January 2, 2022. The salty snacks category has grown retail sales at an approximately 6.4% compound annual growth rate (“CAGR”) from 2017 through 2021 with a major spike in 2020 driven by COVID-19 consumption. In the last few years snacking occasions have been on the rise as consumers increasingly seek out convenient, delicious snacks for both on-the-go and at-home lifestyles. According to data from the Hartman Group, The Consumer Goods Forum, and IRI as of January 2, 2022, approximately 50% of U.S. eating occasions are snacks, with 95% of the U.S. population snacking daily and the average American snacking 2.6 times per day based upon the latest available IRI data. Additionally, the salty snacks category has historically benefited from favorable competitive dynamics, including low private label penetration and category leaders competing primarily through marketing and innovation. We expect these consumer and category trends to continue to drive strong retail sales growth for salty snacks.
As a staple food product with resilient consumer demand and a predominantly domestic supply chain, the salty snack category is well positioned to navigate periods of economic disruption or other unforeseen global events. The U.S. salty snack category has demonstrated strong performance through economic downturns historically, growing at a 4% CAGR from 2007 to 2010 during the last recession. More recently, the U.S. salty snack category demonstrated strong performance during the novel coronavirus (“COVID-19”) pandemic which began in March 2020 in the U.S. For the 52 weeks ended January 2, 2022, U.S. retail sales for salty snacks based on IRI data increased by 6.8% versus the comparable prior year period while our retail sales increased by 1.7% in the same period. The 2 year CAGR from 2020 to 2021 was 8.1% for U.S.retail sales of salty snacks, during which time our retail sales increased by 8.3%.
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
Taxes – On March 27, 2020, The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted which includes various tax provisions with retroactive effect. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are effective retroactively for years ending before the date of enactment. We deferred $7.8 million of payroll tax deposits per the CARES Act. The deferred payroll taxes must be deposited in two installments, with the first installment of $3.9 million paid as of December 31, 2021, and the remaining $3.9 million due on December 31, 2022. We continue to evaluate the impact of the CARES Act; however, we believe it is unlikely to have a material effect on our consolidated financial position, results of operations, and cash flow.

Financing Costs – We regularly evaluate our variable and fixed-rate debt. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the fiscal year ended January 2, 2022 was 3.5%, down from 4.9% during the same timeframe in fiscal 2020. We have begun to use interest rate swaps to manage our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 8. "Long-Term Debt" and Note 9. "Derivative Financial Instruments and Purchase Commitments" to our audited consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K (our "Audited Financial Statements") for additional information on debt, derivative and purchase commitment activity.

LIBOR Transition – As of January 2, 2022, we had $823.2 million in variable rate indebtedness, up from $780.0 million at January 3, 2021, all or a portion of which uses London Inter Bank Offered Rate ("LIBOR") as a benchmark for establishing applicable rates. As announced in July 2017, LIBOR was phased out on December 31, 2021 for new contracts. On November 30, 2020, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation issued a public statement that the administrator of LIBOR announced it will consult on an extension of publication of certain U.S. Dollar LIBOR tenors until June 30, 2023, which would allow additional legacy USD LIBOR contracts to mature before the succession of LIBOR. The administrator has not yet announced the results of its consultation. Although many of our LIBOR-based obligations provide for alternative methods of calculating the interest rate payable if LIBOR is not reported, the extent and manner of any future changes with respect to methods of calculating LIBOR or replacing LIBOR with another benchmark are unknown and impossible to predict at this time and, as such, may result in interest rates that are materially higher than current interest rates. If interest rates applicable to our variable interest indebtedness increase, our interest expense will also increase, which could make it difficult for us to make interest payments and fund other fixed costs and, in turn, adversely impact our cash flow available for general corporate purposes.

COVID-19 – In March 2020, the World Health Organization declared that COVID-19 constituted a “Public Health Emergency of International Concern” and later characterized it as a “pandemic”. In response, we have taken necessary preventive actions and continue to implement safety measures to protect our employees who are working on and off site. The same time period, March 2020, also marked the beginning of COVID-19’s impact on the consumption, distribution and production of our products. Demand for product increased significantly for several weeks in late March and into April 2020 as customers “pantry-loaded” in response to “shelter-in-place” measures that were enacted in many markets. Following that initial spike, in the weeks that followed, demand for product continued to out-pace prior year rates as families have favored “at-home” dining at a greater rate than pre-pandemic levels. We have serviced that demand by increasing production and distribution activities. Our strategic manufacturing capabilities and DSD distribution network have allowed us to effectively service the increased demand and be responsive to evolving market dynamics driven by changes in consumer behavior. During this time we picked up a significant number of new customers and have experienced a high level of repeat customers within fiscal year 2021. We will continue to monitor customer and consumer activity and adapt our plans as necessary to best service the business.
Recent Developments and Significant Items Affecting Comparability
Acquisitions
On October 21, 2019, we closed on our acquisition of Kennedy Endeavors, LLC (“Kennedy”) from Conagra Brands Inc. The Company paid the aggregate purchase price of approximately $138.1 million. Kennedy consists of Tim’s Cascade Snacks and Snyder of Berlin, which are snack food manufacturers. We acquired this business to expand our national footprint and our DSD snacks business as well as capture significant synergies. The acquisition provided us with the second largest DSD network for branded salty snacks in the Pacific Northwest, a leased, regional production facility outside of Seattle, Washington, and increased scale with retailers in the Western United States. We also acquired regional DSD routes and a production facility in Berlin, Pennsylvania, which are highly complementary with our existing business in that region.
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

On May 10, 2021, the Company announced that its subsidiary, UQF entered into a definitive agreement with Great Lakes Festida Holdings, Inc. to acquire all assets including real estate located in Grand Rapids, Michigan related to the operations of Festida Foods ("Festida Foods acquisition" or "acquisition of Festida Foods"), a manufacturer of tortilla chips, corn chips, and pellet snacks, and the largest manufacturer of tortilla chips for the Company's ON THE BORDER® brand. The Company closed this transaction on June 7, 2021 and the purchase price of approximately $40.3 million was funded in part from incremental financing on an existing term loan.

On November 2, 2021, the Company announced that its subsidiaries, entered into a definitive agreement to acquire R.W. Garcia Holdings, LLC and its' wholly-owned subsidiary R.W. Garcia Co., Inc. ("RW Garcia") to acquire the equity of RW Garcia., an artisan maker of high-quality organic tortilla chips, crackers, and corn chips (RW Garcia acquisition"). The Company closed on this transaction on December 6, 2021, with the purchase price of approximately $58.3 million funded in part from a draw on the Company's line of credit and cash on hand. In addition to this acquisition on December 6, 2021, the Company closed on an acquisition of a manufacturing facility of which RW Garcia was a tenant. The cost of the manufacturing facility was approximately $6.0 million.

Commodity Trends
We regularly monitor worldwide supply and commodity costs so we can cost-effectively secure ingredients, packaging and fuel required for production. A number of external factors such as weather conditions, commodity market conditions, and the effects of governmental, agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address commodity costs primarily through the use of buying-forward, which locks in pricing for key materials between three and 18 months in advance. Other methods include hedging, net pricing adjustments to cover longer term cost inflation, and manufacturing and overhead cost control. Our hedging techniques, such as forward contracts, limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Toward the end of 2020, we began to experience an increase in pricing in certain commodity trends that continued to rise over 2021. We expect this trend to continue through early 2022 and this may adversely impact our net income. Additionally, the Company has experienced rising costs related to fuel and freight rates as well as rising labor costs which have negatively impacted profitability. Transportation costs have been on the rise for the last few months and may continue to rise which may adversely impact net income. The Company looks to offset rising costs through increasing manufacturing and distribution efficiencies as well as through price increases to our customers, although it is unclear whether historic customer sales levels will be maintained at these higher prices. Due to competitive or market conditions, planned trade or promotional incentives, or other factors, our pricing actions may also lag commodity cost changes.
While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. Market factors including supply and demand may result in higher costs of sourcing those materials.
Independent Operator Conversions
Our DSD distribution is executed via company-owned routes operated by RSPs, and third-party routes managed by IOs. We have used the IO and RSP models for more than a decade. In fiscal year 2017, we embarked on a multi-year strategy to convert all company owned RSP routes to the IO model. The mix between IOs and RSP was approximately 88% and 12%, respectively, as of January 2, 2022 versus a 79% and 21% ratio for IOs and RSPs, respectively, as of January 3, 2021. We anticipate completing substantially all remaining conversions during fiscal year 2022. The conversion process involves selling distribution rights to a defined route to an IO. As we convert a large number of routes in a year, there is a meaningful decrease in the selling, general and administrative costs that we previously incurred on RSPs and a corresponding increase in discounts paid to IOs to cover their costs to distribute our product. The net impact is a reduction in selling expenses and a decrease in net sales and gross profit. Conversions also impact our balance sheet resulting in cash proceeds to us as a result of selling the route to an IO, or by creating notes receivable related to the sale of the routes.

Controls and Procedures
Prior to the consummation of the Business Combination, we were not required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act and were therefore not required in connection with periods ended prior to the consummation of the Business Combination to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Since the consummation of the Business Combination, we are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which require our management to certify financial and other information in our quarterly and annual reports. We are required to provide an annual management report on the effectiveness of our internal control over financial reporting beginning with our annual report for the fiscal year ending January 3, 2021. Beginning with the fiscal year ended January 2, 2022 our independent registered public accounting firm is required to assess and attest to the effectiveness of our internal control over financial reporting.

Results of Operations
Overview
The following tables present selected financial data for the year ended January 2, 2022, fiscal periods ended January 3, 2021 and August 28, 2020, and year ended December 29, 2019.

We have prepared our discussion of the results of operations by comparing the results for the year ended January 2, 2022, the combined successor fiscal period from August 29, 2020 through January 3, 2021 and the Predecessor period from December 30, 2019 through August 28, 2020, and the year ended December 29, 2019.
We believe this approach provides the most meaningful basis of comparison and is more useful in identifying current business trends for the periods presented. The combined results of operations included in our discussion below are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results under applicable regulations, and may not reflect the actual results we would have achieved had the Business Combination occurred at the beginning of fiscal 2019, and should not be viewed as a substitute for the results of operations of the Predecessor and Successor periods presented in accordance with U.S. GAAP.

	Successor		Predecessor
	For the year ended January 2, 2022	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	For the year ended December 29, 2019
Net sales	$1,180,713	$325,648	$638,662	$768,228
Cost of goods sold	796,804	219,977	411,595	514,430
Gross profit	383,909	105,671	227,067	253,798
Selling, general and administrative expenses
Selling	249,352	63,616	131,579	163,589
General and administrative	125,855	43,871	64,050	64,723
Total selling, general and administrative expenses	375,207	107,487	195,629	228,312
Gain on sale of assets
Gain on disposal of property, plant and equipment, net	1,133	109	79	6,028
Gain on sale of routes, net	731	749	1,264	7,232
Total gain on sale of assets	1,864	858	1,343	13,260
Income (loss) from operations	10,566	(958)	32,781	38,746
Other income (expense)
Interest expense	(34,708)	(13,301)	(26,659)	(48,388)
Other income (expense)	3,551	(2,058)	1,271	(576)
Gain (loss) on remeasurement of warrant liability	36,675	(91,851)	—	—
Other income (expense), net	5,518	(107,210)	(25,388)	(48,964)
Income (loss) before income taxes	16,084	(108,168)	7,393	(10,218)
Income tax expense (benefit)	8,086	(267)	3,973	3,146
Net income (loss)	7,998	(107,901)	3,420	(13,364)
Net loss (income) attributable to noncontrolling interest	12,557	7,971	—	(2,808)
Net income (loss) attributable to controlling interest	$20,555	$(99,930)	$3,420	$(16,172)

	Successor	Predecessor	Non-GAAP Combined
(in thousands)	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	For the year ended January 3, 2021
Net sales	$325,648	$638,662	$964,310
Cost of goods sold	219,977	411,595	631,572
Gross profit	105,671	227,067	332,738
Selling, general and administrative expenses
Selling	63,616	131,579	195,195
General and administrative	43,871	64,050	107,921
Total selling, general and administrative expenses	107,487	195,629	303,116
Gain on sale of assets
Gain on disposal of property, plant and equipment	109	79	188
Gain on sale of routes, net	749	1,264	2,013
Total gain on sale of assets	858	1,343	2,201
(Loss) income from operations	(958)	32,781	31,823
Other (expense) income
Interest expense	(13,301)	(26,659)	(39,960)
Other (expense) income	(2,058)	1,271	(787)
Loss on remeasurement of warrant liabilities	(91,851)	—	(91,851)
Other (expense) income, net	(107,210)	(25,388)	(132,598)
(Loss) income before taxes	(108,168)	7,393	(100,775)
Income tax (benefit) expense	(267)	3,973	3,706
Net (loss) income	(107,901)	3,420	(104,481)
Net loss attributable to noncontrolling interest	7,971	—	7,971
Net (loss) income attributable to controlling interest	$(99,930)	$3,420	$(96,510)

	Successor	Non-GAAP Combined	Predecessor
(in thousands)	For the year ended January 2, 2022	For the year ended January 3, 2021	For the year ended December 29, 2019
Net sales	$1,180,713	$964,310	$768,228
Cost of goods sold	796,804	631,572	514,430
Gross profit	383,909	332,738	253,798
Selling, general and administrative expenses
Selling	249,352	195,195	163,589
General and administrative	125,855	107,921	64,723
Total selling, general and administrative expenses	375,207	303,116	228,312
Gain on sale of assets
Gain on disposal of property, plant and equipment	1,133	188	6,028
Gain on sale of routes, net	731	2,013	7,232
Total gain on sale of assets	1,864	2,201	13,260
Income from operations	10,566	31,823	38,746
Other income (expense)
Interest expense	(34,708)	(39,960)	(48,388)
Other (expense) income	3,551	(787)	(576)
Loss on remeasurement of warrant liability	36,675	(91,851)	—
Other income (expense), net	5,518	(132,598)	(48,964)
Income (loss) before taxes	16,084	(100,775)	(10,218)
Income tax expense	8,086	3,706	3,146
Net income (loss)	7,998	(104,481)	(13,364)
Net loss (income) attributable to noncontrolling interest	12,557	7,971	(2,808)
Net income (loss) attributable to controlling interest	$20,555	$(96,510)	$(16,172)
52 week Year Ended January 2, 2022 (Successor) versus 53 week Year Ended January 3, 2021 (Successor and Predecessor)
Net sales
Net sales were $1,180.7 million for the year ended January 2, 2022 and $325.6 million for the Successor period August 29, 2020 through January 3, 2021 and $638.7 million for the Predecessor period December 30, 2019 through August 28, 2020. Net sales for the year ended January 2, 2022 increased $216.4 million or 22.4% over the combined fiscal year 2020. The increase in net sales for the 52 weeks ended January 2, 2022 was related to the acquisitions of H.K. Anderson, Festida, Vitner's, RW Garcia and Truco, along with increased sales across customers and geographies resulting from customer programs and pricing actions put in place to help offset inflation pressures on higher input and supply chain costs in fiscal year 2021, partially offset by an extra week of sales in fiscal 2020, which represented $15.9 million. The Company lapped higher sales that were heightened by increased in-home consumption of salty snacks due to COVID-19 and has kept a high rate of repeat customers.
IO discounts increased from $96.7 million for the combined year ended January 3, 2021 to $109.7 million for the corresponding year ended January 2, 2022. Excluding the impacts of acquisitions and changes to IO discounts, total net sales increased 0.8% for the year ended January 2, 2022 versus the corresponding period in 2020.

Net sales are evaluated based on classification as Power and Foundation brands. Power brands include our iconic heritage Utz brand and iconic ON THE BORDER®; craft brands such as Zapp’s®, Golden Flake® Pork Skins, TORTIYAHS!, and Hawaiian®; “better for you” brands such as Good Health® and Boulder Canyon®; and selected licensed brands such as TGI Fridays®. Our Foundation brands are comprised of several regional brands, including Bachman®, Golden Flake® Chips and Cheese, Tim’s Cascade® Snacks, Snyder of Berlin®, and “Dirty” Potato Chips®, R.W. Garcia® and selected licensed brands such as Herdez® as well as other partner and private label brands.
For the year ended January 2, 2022, excluding the impact of higher IO discounts and brands acquired through our H.K. Anderson, Vitner's, Truco, Festida, and R.W. Garcia acquisitions, Power Brand sales increased by approximately 3%, while Foundation Brand sales decreased approximately 3% from 2020. Growth in Power Brands was led by Utz®, Zapp’s®, TORTIYAHS!® and Golden Flake Pork® Skins brands, with strong increases across Core, Expansion and Emerging Geographies. The decline in Foundation Brands reflects our strategy to focus on our Power Brands .
Cost of goods sold and Gross profit
Gross profit was $383.9 million for the year ended January 2, 2022, $105.7 million for the Successor period August 29, 2020 through January 3, 2021, and $227.1 million from for the Predecessor period December 30, 2019 through August 28, 2020. Gross profit for the year ended January 2, 2022 increased $51.2 million or 15.4% over the comparable period in 2020. The increase in gross profit for fiscal year 2021 was driven by higher sales, contributions from the acquisitions of H.K. Anderson, Festida, Vitner's, RW Garcia and Truco, leveraging our existing infrastructure and available capacity, as well as the ramp-up of productivity initiatives driving improvement in manufacturing capability.
Our gross profit margin was 32.5% for the fiscal year 2021 versus 34.5% for the combined fiscal year ended 2020. IO discounts increased from $96.7 million in fiscal 2020 to $109.7 million in fiscal 2021 primarily as the result of continued route conversions to independent operators, accounting for about 1.1% of the decline in gross profit margin. The remaining reduction of gross profit margin was primarily driven by labor, freight and commodity inflation. In response to these inflationary pressures the Company initiated pricing actions, which due to timing, did not fully cover the incremental costs in fiscal 2021.

Selling, general and administrative expenses
Selling, general and administrative expenses were $375.2 million for the year ended January 2, 2022 with $107.5 million for the Successor period August 29, 2020 through January 3, 2021, and $195.6 million for the Predecessor period December 30, 2019 through August 28, 2020. Selling, general and administrative expenses for the year ended January 2, 2022 increased $72.1 million or 23.8% over the comparable period in 2020. The increased expenses in fiscal year 2021 resulted mostly from higher operational costs related to H.K. Anderson, Festida, Vitner's, RW Garcia and Truco acquisitions, along with inflationary pressures and higher supply chain costs largely driven by higher freight costs, partially offset by an extra week in fiscal year 2020 and by savings due to the transition of Company owned DSD routes to independent operators.
Gain on sale of assets
Gain on sale of assets was $1.9 million for the year ended January 2, 2022, $0.9 million for the Successor period August 29, 2020 through January 3, 2021 and $1.3 million for the Predecessor period December 30, 2019 through August 28, 2020. The decrease in the gain on sale of assets of $0.2 million was primarily the result of a lower route conversions in 2021 offset by gains on disposals of equipment.
Other income (expense), net
Other income (expense), net was $5.5 million for the year ended January 2, 2022, $(107.2) million for the Successor period August 29, 2020 through January 3, 2021, and $(25.4) million for the Predecessor period December 30, 2019 through August 28, 2020. The primary change was driven by the evaluation of the company's warrants. In fiscal year 2021, the warrants resulted in a gain of $36.7 million versus a loss of $91.9 million for fiscal year 2020. Also significant was interest expense of $(34.7) million for the year ended January 2, 2022 compared to $(13.3) million for the Successor period August 29, 2020 through January 3, 2021 and $(26.7) million for the Predecessor period December 30, 2019 through August 28, 2020.
Income taxes
Income taxes were an expense of $8.1 million for the year ended January 2, 2022, a benefit of $(0.3) million for the Successor period August 29, 2020 through January 3, 2021, and an expense of $4.0 million for the Predecessor period December 30, 2019 through August 28, 2020.

53 week Year Ended January 3, 2021 (Successor and Predecessor) versus 52 week Year Ended December 29, 2019 (Predecessor)
Net sales
Net sales were $325.6 million for the Successor period, $638.7 million from December 30, 2019 through August 28, 2020, and $768.2 million for the year ended December 29, 2019. Net sales for the combined year ended January 3, 2021 increased $196.1 million or 25.5% over the comparable period in 2019. The increase in net sales for the 53 weeks ended January 3, 2021 was related to the acquisitions of Kennedy, Kitchen Cooked, H.K. Anderson and Truco, increased sales across customers and geographies that were heightened by increased in-home consumption of salty snacks due to COVID-19, as well as a 53rd week. The 53rd week represents an increase of approximately $15.9 million.
IO discounts increased from $77.2 million for the year ended December 29, 2019 to $96.7 million for the corresponding combined year ended January 3, 2021. Excluding the impacts of acquisitions and changes to IO discounts, total net sales grew 16.7% for the combined year ended January 3, 2021 versus the corresponding period in 2019.
Net sales are evaluated based on classification as Power and Foundation brands. Power brands include our iconic heritage Utz brand and iconic ON THE BORDER®; craft brands such as Zapp’s®, Golden Flake® Pork Skins, and Hawaiian®; “better for you” brands such as Good Health® and Boulder Canyon®; and selected licensed brands such as TGI Fridays®. Our Foundation brands are comprised of several regional brands, including Bachman®, Golden Flake® Chips and Cheese, Tim’s Cascade® Snacks, Snyder of Berlin®, “Dirty” Potato Chips®, and selected licensed brands Herdez® as well as other partner and private label brands.
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
Selling, general and administrative expenses
Selling, general and administrative expenses were $107.5 million for the Successor period, $195.6 million from December 30, 2019 through August 28, 2020, and $228.3 million for the year ended December 29, 2019. Selling, general and administrative expenses for the combined year ended January 3, 2021 increased $74.8 million or 33% over fiscal 2019. The increased expenses in fiscal 2020 were driven by higher transaction-related service provider fees, higher operational costs related to incremental sales volume, operating expense of the acquired Kennedy, Kitchen Cooked, H.K. Anderson and Truco businesses, higher incentive compensation expense and an additional 53rd week.
Gain on sale of assets
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

Other (expense) income, net
Other expense, net was $107.2 million for the Successor period, $25.4 million from December 30, 2019 through August 28, 2020, and $49.0 million for the year ended December 29, 2019. During the Successor period the Company recognized an expense of $91.9 million due to the remeasurement of the warrant liability. The Warrants were not part of the Predecessor and therefore no such expense is shown in the Predecessor periods. In addition, the Company incurred $2.5 million of expenses in connection with the repayment of the Senior Secured First Lien Note and incremental interest of $1.1 million and deferred financing fees that were expensed of $4.7 million related to the bridge loan in connection with the acquisition of Truco during the Successor period. Interest expense decreased $8.4 million for the combined year ended January 3, 2021, versus the fiscal year 2019. The lower interest expense was driven by a reduction in the comparative average LIBOR rate and payoff of the existing second lien term loan and subsequent origination of a new term loan with a lower fixed rate component in the fiscal fourth quarter of 2019, which favorably impacted the fiscal year 2020.
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

The following table provides a reconciliation from Net (Loss) Income for the Successor period from August 29,2020 through January 3, 2021 and the Predecessor period from December 30, 2019 through August 28, 2020 and for the year ended January 3, 2021 (Combined).

	Successor	Predecessor	Combined
(dollars in millions)	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	For the year ended January 3, 2021
Net (Loss) Income	$(107.9)	$3.4	$(104.5)
The following table provides a reconciliation from Net Income (Loss) to EBITDA and Adjusted EBITDA the year ended January 2, 2022, combined period ended January 3, 2021, and year ended December 29, 2019:

	Successor	Non-GAAP Combined	Predecessor
(dollars in millions)	For the year ended January 2, 2022	For the year ended January 3, 2021	For the year ended December 29, 2019
Net income (loss)	$8.0	$(104.5)	$(13.4)
Plus non-GAAP adjustments:
Income Tax Expense	8.1	3.7	3.2
Depreciation and Amortization	80.7	50.5	29.3
Interest Expense, Net	34.7	40.0	48.3
Interest Income (IO loans)(1)	(2.4)	(2.4)	(3.4)
EBITDA	129.1	(12.7)	64.0
Certain Non-Cash Adjustments(2)	11.6	3.2	9.4
Acquisition and Integration(3)	27.0	40.0	3.3
Business Transformation Initiatives(4)	24.5	8.8	5.1
Financing-Related Costs(5)	0.7	2.7	4.7
(Gain) loss on remeasurement of warrant liability(6)	(36.7)	91.9	—
Adjusted EBITDA	156.2	133.9	86.5
Adjusted EBITDA as a % of Net Sales	13.2%	13.9%	11.3%
Adjustment to remove 53rd week	—	(3.1)	—
Conagra DSD Snacks (Kennedy) Pre-Acquisition EBITDA(7)	—	—	9.9
Kitchen Cooked Pre-Acquisition Adjusted EBITDA(7)	—	—	0.5
HKA Pre-Acquisition Adjusted EBITDA(7)	—	1.1	1.6
Vitner's Pre-Acquisition Adjusted EBITDA(7)	—	2.0	2.0
Truco Pre-Acquisition Adjusted EBITDA(7)	—	47.5	31.1
Festida Pre-Acquisition Adjusted EBITDA(7)	2.6	5.9	4.1
R.W. Garcia Pre-Acquisition Adjusted EBITDA(7)	5.4	5.4	5.0
Further Adjusted EBITDA	$164.2	$192.7	$140.7
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

(2)Certain Non-Cash Adjustments are comprised primarily of the following:
Incentive programs – Utz Quality Foods, LLC, our wholly-owned subsidiary, established the 2018 Long-Term Incentive Plan (the “2018 LTIP”) for employees in February 2018. The Company recorded income of $3.0 million for the Predecessor period from December 30, 2019 to August 28, 2020. The income was the result of the conversion rate of the 2018 LTIP Phantom Units into the 2020 LTIP RSUs. The Company recorded expenses of $6.5 million in 2019. Expenses incurred for the 2018 LTIP are non-operational in nature and are expected to decline upon the vesting of the remaining phantom units from fiscal year 2018 and fiscal year 2019 at the end of fiscal year 2021. The phantom units under the 2018 LTIP were converted into the 2020 LTIP RSUs as part of the Business Combination. Additionally, the Company incurred $13.0 million and $10.6 million of share-based compensation for the Successor period from August 29, 2020 to January 3, 2021 and for fiscal 2021, respectively.
Purchase Commitments and Other Adjustments – We have purchased commitments for specific quantities at fixed prices for certain of our products’ key ingredients. To facilitate comparisons of our underlying operating results, this adjustment was made to remove the volatility of purchase commitment related unrealized gains and losses.
Asset Impairments and Write-Offs — There were no adjustments for impairments recorded in 2021 or 2020. However, we did record an impairment on certain trade name intangible brand assets in fiscal year 2019 totaling $3.8 million. The impairment recorded in fiscal year 2019 was for a brand acquired from Inventure.
(3)Adjustment for Acquisition and Integration Costs – This is primarily comprised of the following: (i) consulting, transaction services, and legal fees incurred for acquisitions and certain potential acquisitions; (ii) integration and restructuring costs related to recently completed acquisitions; and (iii) costs associated with reclaiming distribution rights from distributors. In 2021, acquisition related costs included $9.5 million of expense related to reclaiming distribution rights through purchases and terminations, in addition to $7.1 million of expense for the three acquired entities and the evaluation of other potential acquisition targets. Additionally in 2021, we incurred $10.2 million of expenses related to restructuring and integration costs related to recent acquisitions. In 2020, the majority of charges are related to costs incurred for the Business Combination, the HK Anderson acquisition, and the Truco acquisition, and related integration expenditures where we incurred costs of $40.0 million. In 2019, we incurred net expenses of $3.3 million related to acquisition expenses, which was partly offset by a $4.6 million gain from the sale of a manufacturing plant in Denver, CO previously written down as part of the Inventure Foods acquisition.
(4)Business Transformation Initiatives – This adjustment is related to consultancy, professional, and legal fees incurred for specific initiatives and structural changes to the business that do not reflect the cost of normal business operations. In addition, certain pre-Business Combination Rice/Lissette family-related costs incurred but not part of normal business operations, and gains realized from the sale of distribution rights to IOs and the subsequent disposal of trucks, offset by severance costs associated with the elimination of RSP positions, fall into this category. Additionally, in 2021, we incurred certain one-time costs of $3.3 million associated with the damage of a manufacturing facility, net of expected proceeds from insurance policies, and one-time expenses as a result of COVID-19 of $1.9 million. In 2021, total net cost was $24.5 million compared to $8.8 million and $5.1 million net cost for the 2020 and 2019, respectively. The increase in fiscal 2021 costs is primarily a result of increased IO conversions, enhancements in our supply chain capabilities and costs associated with our transition of IT systems, including a new ERP.
(5)Financing-Related Costs – These costs include adjustments for various items related to raising debt and preferred equity capital. In 2021, we incurred $0.7 million of expense compared to fiscal 2020, and 2019 expenses of $2.7 million and $4.7 million, respectively. In 2020 we incurred $2.5 million of expenses related to a prepayment penalty for the pay-down of debt and in 2019, these costs include expenses related to the sale of preferred and common units by Series U, Series R, and SRS to an outside investor, the repayment of the Second Lien Term Loan, and the issuance of the Secured First Lien Note to finance the Kennedy Acquisition.
(6)(Gain) or loss related to the changes in the remeasurement of warrant liabilities are not expected to be settled in cash, and when exercised would result in a cash inflow to the Company with the Warrants converting to Class A Common Stock with the liability being extinguished and the fair value of the Warrants at the time of exercise being recorded as an increase to equity.
(7)Pre-Acquisition Adjusted EBITDA- This adjustment represents the adjusted EBITDA of acquired companies prior to the acquisition date.

Liquidity and Capital Resources
The following table presents net cash provided by operating activities, investing activities and financing activities for the year ended January 2, 2022, fiscal periods ended January 3, 2021 and August 28, 2020, and year ended December 29, 2019.

	Successor		Predecessor
(in thousands)	For the year ended January 2, 2022	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	For the year ended December 29, 2019
Net cash provided by (used in) operating activities	$48,387	$(932)	$30,627	$27,992
Net cash used in investing activities	(136,098)	(681,882)	(21,516)	(115,882)
Net cash provided by (used in) financing activities	82,778	241,973	(10,451)	96,029
For the period ended January 2, 2022, our consolidated cash balance, including cash equivalents, was $41.9 million or $4.9 million lower than at January 3, 2021. Net cash provided by operating activities for the fifty-two weeks ended January 2, 2022 was $48.4 million compared to $29.7 million for the combined fiscal year ended January 3, 2021, with the difference largely driven by the increase in the non-cash expenses of depreciation and amortization, driven largely by the fair value adjustments to Property, Plant and Equipment and Intangibles as part of the Business Combination. Cash used in investing activities for the fiscal year ended January 2, 2022 was $136.1 million mostly driven by the acquisitions of Vitner's, Festida, and R.W. Garcia and capital expenditures of $31.7 million, versus cash used in investing activity of $703.4 million for the combined fiscal year ended January 3, 2021, which was largely driven by the Business Combination, acquisition of Truco and IP purchase of the On the Border tradename. Net cash provided by financing activities was $82.8 million for the fiscal year ended January 2, 2022, which was primarily a result of an increase in term and equipment loans and exercise of warrants, versus net cash provided by financing activities of $231.5 million for the combined fiscal year ended January 3, 2021, which was primarily a result of the bridge credit agreement for the acquisition of Truco and exercise of warrants.
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
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (as amended, the “ABL facility”) in an initial aggregate principal amount of $100.0 million. The ABL facility was set to expire on the fifth anniversary of closing, or November 21, 2022. On April 1, 2020, the ABL facility was amended to increase the credit limit up to $116.0 million and to extend the maturity through August 22, 2024. On December 18, 2020, the ABL facility was amended to increase the credit limit up to $161.0 million. As of January 2, 2022 and January 3, 2021, $36.0 million and $0.0 million were outstanding under this facility. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit and amounts borrowed. As of January 2, 2022 and January 3, 2021, $96.9 million and $106.4 million, respectively, was available for borrowing, net of letters of credit. The facility bears interest at an annual rate based on LIBOR plus an applicable margin of 1.50% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.50% (ranging from 0.50% to 1.00%). Had the Company elected to use the Prime rate, the interest rate on the facility as of January 2, 2022 and January 3, 2021 would have been 3.75%. The Company elected to use the LIBOR rate, the interest rate on the ABL facility as of January 2, 2022 was 1.58%. Had there been outstanding balances and the Company elected to use the LIBOR rate, the interest rate on the ABL facility as of January 2, 2022 and January 3, 2021 would have been 1.60% and 1.64%, respectively. The ABL facility is also subject to unused line fees (0.5% at January 2, 2022) and other fees and expenses.

Standby letters of credit in the amount of $10.3 million and $14.1 million have been issued as of January 2, 2022 and January 3, 2021, respectively. The standby letters of credit are primarily issued for insurance purposes.

Term debt and financing obligations
On November 21, 2017, the Company entered into a First Lien Term Loan Credit Agreement (the “First Lien Term Loan”) in a principal amount of $535.0 million and a Second Lien Term Loan Credit Agreement (the “Second Lien Term Loan”, and collectively with the First Lien Term Loan, the “Term Loans”) in a principal amount of $125.0 million. The proceeds of the Term Loans were used to refinance the Company’s January 2017 credit facility and fund the acquisition of Inventure Foods and the repurchase of the predecessor membership units held by a minority investor.
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

On June 22, 2021, the Company entered into Amendment No. 3 to the Credit Agreement ("Amendment No. 3"). Pursuant to the terms of Amendment No. 3, the Company increased the principal balance of Term Loan B by $75.0 million to bring the aggregated balance of Term Loan B proceeds to $795.0 million, of which $787.2 million remains outstanding as of January 2, 2022. The Company incurred additional debt issuance costs and original issuance discounts of $0.7 million related to the incremental funding.
The First Lien Term Loan, the Secured First Lien Note, Term Loan B, and the ABL facility are collateralized by substantially all of the assets of UBH and its subsidiaries, including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with its financial covenant as of January 2, 2022.

In July 2021, the Company entered into two separate finance lease obligations with Banc of America Leasing & Capital, LLC. In the first agreement, we agreed to sell and lease-back certain manufacturing equipment and warehouse/distribution equipment for $13.0 million with an interest rate of 3.26%. In the second agreement, we drew $9.8 million related to certain manufacturing equipment and warehouse/distribution equipment. Only interest is due on these loans until the capital projects are completed. In November 2021, we entered into an additional two agreements for $1.5 million with an interest rate of 3.97% and $2.2 million with an interest rate of 3.98%.
Derivative Financial Instruments
To reduce the effect of interest rate fluctuations, the Company entered into a three year interest rate swap contract on September 6, 2019, with an effective date of September 30, 2019, with a counter party to make a series of payments based on a fixed interest rate of 1.339% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams are based on a notional amount of $250 million. On December 21, 2021, with an effective date of December 31, 2021, the Company entered into an accreting interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.3885% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams are based on a notional amount of $250 million, accreting to $500 million and maturing on September 30, 2026. The Company entered into these transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At January 2, 2022, the effective fixed interest rate on the long-term debt hedged by these contract was 3.5%. For further treatment of the Company’s interest rate swap, refer to “Note 10. Fair Value Measurements” and “Note 13. Accumulated Other Comprehensive (Loss) Income.”
IO Loan Commitments
During fiscal 2019, the Company sold $33.2 million of notes receivable from IOs on its books for $34.1 million in a series of transactions to a financial institution. During fiscal 2021, the Company sold an additional $11.8 million of notes receivable from IOs on its books for $12.5 million in a series of transactions to a financial institution. Due to the structure of the transactions, they did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding notes receivable also remained on the Company’s books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through April 2030. The outstanding balance of notes purchased by Bank of America at January 2, 2022 and January 3, 2021 was $19.7 million and $16.5 million, respectively. The Company partially guarantees the outstanding loans, as discussed in further detail within “Note 12. Contingencies”. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $4.9 million and $6.6 million at January 2, 2022 and January 3, 2021, respectively, all of which was on balance sheet. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
Other Notes Payable and Finance Leases
During the first fiscal quarter of 2020, the Company closed on the acquisition of Kitchen Cooked, and the acquisition included a deferred purchase price of $2.0 million, of which $1.0 million was still outstanding as of January 3, 2021 and the remaining balance was repaid in fiscal year 2021. Additionally, during the first fiscal quarter of 2020, the Company purchased intellectual property that include a deferred purchase price of $0.5 million, of which $0.4 million and $0.5 million was outstanding as of January 2, 2022 and January 3, 2021, respectively.
During the third quarter of 2021, the Company recorded liabilities related primarily to reclaiming distribution rights from distributors, of which $1.3 million was outstanding as of January 2, 2022.

Amounts outstanding under notes payable consisted of the following:

(in thousands)	As of January 2, 2022	As of January 3, 2021
Note payable – IO notes	$24,822	$23,106
Finance lease obligations	8,166	8,967
Other	1,678	1,509
Total notes payable	34,666	33,582
Less: current portion	(9,957)	(9,018)
Long term portion of notes payable	$24,709	$24,564
Interest expense consisted of the following:

	Successor		Predecessor
(in thousands)	Year Ended January 2, 2022	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	Year Ended December 29, 2019
Company’s ABL facility and other long-term debt	$29,270	$7,911	$23,350	$43,688
Amortization of deferred financing fees	3,847	4,721	1,743	2,101
IO loans	1,591	669	1,566	2,599
Total interest	$34,708	$13,301	$26,659	$48,388
Off-Balance Sheet Arrangements
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $34.7 million as of January 2, 2022. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment gain (losses) totaling $2.8 million for the year ended January 2, 2022, $0.9 million and $(0.7) million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and $0.9 million for the year ended December 29, 2019, respectively.
IO Guarantees Off Balance Sheet
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $2.2 million and $4.1 million at January 2, 2022 and January 3, 2021, respectively, all of which was recorded by the Company as an off balance sheet arrangement. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $18.6 million and $7.1 million at January 2, 2022 and January 3, 2021, respectively, which are off balance sheet.
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
We offer various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. Our promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade customer or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. In 2019, we implemented a system that improves our ability to analyze and estimate the reserve for unpaid costs relating to our promotional activities. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as the actual redemption is incurred.
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
For the qualitative analysis performed, which took place on the first day of the fourth quarter, we have taken into consideration all the events and circumstances listed in FASB ASC 350, Intangibles—Goodwill and Other, in addition to other entity-specific factors that have taken place from the period of the business combination, which assessed goodwill, on August 28, 2020. Our fiscal year 2021 qualitative analysis concluded that Goodwill and all but one of our intangible assets is not more likely than not to be impaired. We performed a quantitative impairment test on the intangible asset during which we compared the fair value of the intangible, using a relief from royalty method, to the carrying value of the asset and determined that the intangible asset was not impaired.
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
Under the terms of the TRA as part of the Business Combination Agreement, the Company generally will be required to pay to the Continuing Members 85% of the applicable cash savings, if any, in U.S. federal and state income tax based on its ownership in UBH that the Company is deemed to realize in certain circumstances as a result of the increases in tax basis and certain tax attributes resulting from the Business Combination. This is accounted for in conjunction with the methods used to record income tax described above.
We follow the provisions of ASC 740-10 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

The benefit of tax positions taken or expected to be taken in our income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses. As of January 2, 2022, and January 3, 2021, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.
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

Interest Rate Risk

Our variable-rate debt obligations incur interest at floating rates based on changes in the LIBOR rate. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desired proportion of fixed to variable-rate debt. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section “Derivative Financial Instruments” for further information related to our interest rate swap agreements. While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, interest expense would have been $3.1 million lower and equivalent without these swaps during the year ended January 2, 2022. Including the effect of the interest rate swap agreement, the weighted average interest rate was 3.5% and 4.4%, respectively, as of January 2, 2022 and January 3, 2021. A 1% increase in the LIBOR rate would have resulted in an additional $5.1 million of interest expense during the fiscal year 2021.

Credit Risk

We are exposed to credit risks related to our accounts and notes receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. We experienced no material credit losses during the fiscal years of 2021 or 2020. During the year ended January 2, 2022 and the combined year ended January 3, 2021, net bad debt expense was $0.4 million and $0.2 million, respectively. Our reserve for potential future bad debt was $1.4 million as of January 2, 2022 and $0.2 million as of January 3, 2021.

Item 8. Financial Statements and Supplementary Data

Index to the Financial Statements	Page

Report of Independent Registered Public Accounting Firm (Grant Thornton LLP, Philadelphia, PA, PCAOB ID Number 248)	64
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (Grant Thornton LLP, Philadelphia, PA, PCAOB ID Number 248)	66
Consolidated Balance Sheets as of January 2, 2022 and January 3, 2021	67
Consolidated Statements of Operations And Comprehensive Income (Loss) for the year ended January 2, 2022, fiscal periods ended January 3, 2021 and August 28, 2020, and year ended December 29, 2019	68
Consolidated Statements of Equity for the year ended January 2, 2022, fiscal periods ended January 3, 2021 and August 28, 2020, and year ended December 29, 2019	69
Consolidated Statements of Cash Flows for the year ended January 2, 2022, fiscal periods ended January 3, 2021 and August 28, 2020, and year ended December 29, 2019	71
Notes to Consolidated Financial Statements	72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Utz Brands, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Utz Brands, Inc. (a Delaware corporation) and subsidiaries (the "Company" or "Successor") as of January 2, 2022 and January 3, 2021, the related consolidated statements of comprehensive income (loss), equity (deficit), and cash flows of the Successor and Utz Brands Holdings, LLC (a Delaware limited liability company) ("Predecessor") for the year ended January 2, 2022 (Successor), the periods from August 29, 2020 to January 3, 2021 (Successor) and December 30, 2019 to August 28, 2020 (Predecessor), and the year ended December 29, 2019 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2022 and January 3, 2021, and the results of its operations and its cash flows for the year ended January 2, 2022 (Successor), the periods from August 29, 2020 to January 3, 2021 (Successor) and December 30, 2019 to August 28, 2020 (Predecessor), and the year ended December 29, 2019 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 2, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 3, 2022 expressed include an unqualified opinion.
Change in accounting principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2021 due to the adoption of Accounting Standards Update 2016-02, Leases (Accounting Standards Codification Topic 842).
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Customer trade promotions

As described further in note 1 (Revenue Recognition) to the consolidated financial statements, the Company has recorded a provision for customer trade allowances, consisting primarily of pricing allowances and programs associated with sales to customers. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The reserve recorded requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade customer or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. The Company’s reserve for customer trade allowances as of January 2, 2022 was $26.5 million.
The principal consideration for our determination that customer trade promotions is a critical audit matter is due to uncertainty around the amount and timing of settlements, which typically occur in a period subsequent to the related sales transactions.
Our audit procedures related to the customer trade promotions included the following, among others. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s trade promotions process at disaggregated levels. This included controls related to the recording of the Company’s current trade spending and calculations of the trade reserves. We analyzed the reserve by trade promotion type to identify unusual trends. We assessed the Company’s historical ability to accurately estimate its customer trade allowances by comparing historical estimates to final settlements. We compared a sample of settlements subsequent to period end to the amount previously recognized by the Company.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2011.
Philadelphia, Pennsylvania
March 3, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Utz Brands, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Utz Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 2, 2022, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2022, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 2, 2022, and our report dated March 3, 2022 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 3, 2022

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
January 2, 2022 and January 3, 2021
(In thousands, except share information)

	As of January 2, 2022	As of January 3, 2021
ASSETS
Current Assets
Cash and cash equivalents	$41,898	$46,831
Accounts receivable, less allowance of $1,391 and $239, respectively	131,388	118,305
Inventories	79,517	59,810
Prepaid expenses and other assets	18,395	11,573
Current portion of notes receivable	6,706	7,666
Total current assets	277,904	244,185
Non-current Assets
Property, plant and equipment, net	303,807	270,416
Goodwill	915,438	862,183
Intangible assets, net	1,142,509	1,171,709
Non-current portion of notes receivable	20,725	20,000
Other assets	55,963	15,671
Total non-current assets	2,438,442	2,339,979
Total assets	$2,716,346	$2,584,164
LIABILITIES AND EQUITY
Current Liabilities
Current portion of term debt	$11,414	$469
Current portion of other notes payable	9,957	9,018
Accounts payable	95,369	57,254
Accrued expenses and other	71,280	80,788
Current portion of warrant liability	—	52,580
Total current liabilities	188,020	200,109
Non-current portion of term debt	830,548	778,000
Non-current portion of other notes payable	24,709	24,564
Non-current accrued expenses and other	55,838	37,771
Non-current warrant liability	46,224	85,032
Deferred tax liability	136,334	73,786
Total non-current liabilities	1,093,653	999,153
Total liabilities	1,281,673	1,199,262
Commitments and contingencies
Equity
Shares of Class A Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 77,644,645 and 71,094,714 shares issued and outstanding as of January 2, 2022 and January 3, 2021, respectively.	8	7
Shares of Class V Common Stock, $0.0001 par value; 61,249,000 shares authorized; 59,349,000 and 60,349,000 shares issued and outstanding as of January 2, 2022 and January 3, 2021, respectively.	6	6
Additional paid-in capital	912,574	793,461
Accumulated deficit	(236,598)	(241,490)
Accumulated other comprehensive income	3,715	924
Total stockholders' equity	679,705	552,908
Noncontrolling interest	754,968	831,994
Total equity	1,434,673	1,384,902
Total liabilities and equity	$2,716,346	$2,584,164
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the year ended January 2, 2022, fiscal periods ended January 3, 2021 and August 28, 2020, and year ended December 29, 2019
(In thousands, except share information)

	Successor		Predecessor
	For the year ended January 2, 2022	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	For the year ended December 29, 2019
Net sales	$1,180,713	$325,648	$638,662	$768,228
Cost of goods sold	796,804	219,977	411,595	514,430
Gross profit	383,909	105,671	227,067	253,798
Selling, general and administrative expenses
Selling	249,352	63,616	131,579	163,589
General and administrative	125,855	43,871	64,050	64,723
Total selling, general and administrative expenses	375,207	107,487	195,629	228,312
Gain on sale of assets
Gain on disposal of property, plant and equipment, net	1,133	109	79	6,028
Gain on sale of routes, net	731	749	1,264	7,232
Total gain on sale of assets	1,864	858	1,343	13,260
Income (loss) from operations	10,566	(958)	32,781	38,746
Other income (expense)
Interest expense	(34,708)	(13,301)	(26,659)	(48,388)
Other income (expense)	3,551	(2,058)	1,271	(576)
Gain (loss) on remeasurement of warrant liability	36,675	(91,851)	—	—
Other income (expense), net	5,518	(107,210)	(25,388)	(48,964)
Income (loss) before income taxes	16,084	(108,168)	7,393	(10,218)
Income tax expense (benefit)	8,086	(267)	3,973	3,146
Net income (loss)	7,998	(107,901)	3,420	(13,364)
Net loss (income) attributable to noncontrolling interest	12,557	7,971	—	(2,808)
Net income (loss) attributable to controlling interest	$20,555	$(99,930)	$3,420	$(16,172)
Earnings per share of Class A Common Stock: (in dollars)
Basic	$0.26	$(1.64)
Diluted	$0.25	$(1.64)
Weighted-average shares of Class A Common Stock outstanding
Basic	76,677,981	61,085,943
Diluted	81,090,229	61,085,943
Other comprehensive gain (loss):
Change in fair value of interest rate swap	$2,791	$924	$(7,463)	$1,408
Comprehensive income (loss)	$23,346	$(99,006)	$(4,043)	$(14,764)
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
For the year ended January 2, 2022, fiscal periods ended January 3, 2021 and August 28, 2020, and year ended December 29, 2019
(In thousands, except share information)

Predecessor	Members' (Deficit) Equity	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total (Deficit) Equity
Balance at December 30, 2018	$(119,971)	$—	$(11,345)	$(131,316)
Net (loss) income	(16,172)	—	2,808	(13,364)
Other comprehensive income	—	1,408	—	1,408
Contributions from members and noncontrolling interest	120,158	—	3,750	123,908
Distributions to members and noncontrolling interest	(11,461)	—	(2,527)	(13,988)
Balance at December 29, 2019	(27,446)	1,408	(7,314)	(33,352)
Net income	3,420	—	—	3,420
Other comprehensive loss	—	(7,463)	—	(7,463)
Merger of noncontrolling interest	(7,314)	—	7,314	—
Distributions to members	(6,415)	—	—	(6,415)
Balance at August 28, 2020	$(37,755)	$(6,055)	$—	$(43,810)

	Class A Common Stock			Class V Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Successor	Shares		Amount	Shares	Amount
Balance at August 29, 2020	57,369,050		$6	57,765,978	$6	$472,329	$(134,331)	$—	$338,010	$950,768	$1,288,778
Conversion of Restricted Sponsor Shares	2,000,000		—		—	—	—	—	—	—	—
Conversion of Continuing Members' Retained Restricted Units			—	3,483,022	—	—	—	—	—	—	—
Conversion of warrants	10,825,664		1		—	299,867	—	—	299,868	(88,255)	211,613
Share-based compensation			—		—	6,790	—	—	6,790	—	6,790
Exchange	900,000		—	(900,000)	—	13,724	—	—	13,724	(13,724)	—
Tax impact arising from exchanges and conversion of warrants, net of valuation allowance of $45,993			—		—	751	—	—	751	741	1,492
Net loss			—		—	—	(99,930)	—	(99,930)	(7,971)	(107,901)
Other comprehensive income			—		—	—	—	924	924	—	924
Dividends declared ($0.11 per share of Class A Common Stock)			—		—	—	(7,229)	—	(7,229)	—	(7,229)
Distribution to noncontrolling interest			—		—	—	—	—	—	(9,565)	(9,565)
Balance at January 3, 2021	71,094,714		7	60,349,000	6	793,461	(241,490)	924	552,908	831,994	1,384,902
Conversion of warrants	4,976,717		—		—	144,659	—	—	144,659	(32,714)	111,945
Tax impact arising from exchanges and exercises of warrants			—		—	(51,455)	—	—	(51,455)	—	(51,455)
Share-based compensation	573,214		1		—	12,960	—	—	12,961	—	12,961
Exchange	1,000,000		—	(1,000,000)	—	12,949	—	—	12,949	(12,949)	—
Net income			—		—	—	20,555	—	20,555	(12,557)	7,998
Other comprehensive income			—		—	—	—	2,791	2,791	—	2,791
Dividends declared ($0.204 per share of Class A Common Stock)			—		—	—	(15,663)	—	(15,663)	—	(15,663)
Distribution to noncontrolling interest			—		—	—	—	—	—	(18,806)	(18,806)
Balance at January 2, 2022	77,644,645	77,645	$8	59,349,000	$6	$912,574	$(236,598)	$3,715	$679,705	$754,968	$1,434,673

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended January 2, 2022, fiscal periods ended January 3, 2021 and August 28, 2020, and year ended December 29, 2019
(In thousands)

	Successor		Predecessor
	For the year ended January 2, 2022	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	For the year ended December 29, 2019
Cash flows from operating activities
Net income (loss)	$7,998	$(107,901)	$3,420	$(13,364)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment and other charges	—	—	—	3,880
Depreciation and amortization	80,725	20,688	24,055	29,290
Amortization of step-up of inventory	—	5,795	—	—
(Gain) loss on remeasurement of warrant liability	(36,675)	91,851	—	—
Gain on disposal of property and equipment	(1,133)	(109)	(79)	(6,028)
Gain on sale of routes	(731)	(749)	(1,264)	(7,232)
Stock based compensation	12,961	6,790	—	—
Loss on debt extinguishment	—	2,500	—	4,336
Deferred income taxes	4,828	(958)	3,583	1,949
Amortization of deferred financing costs	3,919	(2,639)	1,742	955
Changes in assets and liabilities:
Accounts receivable, net	(4,528)	16,611	(11,786)	11,542
Inventories, net	(10,595)	887	(6,883)	3,476
Prepaid expenses and other assets	(2,931)	(7,064)	(3,456)	(1,993)
Accounts payable and accrued expenses and other	(5,451)	(26,634)	21,295	1,181
Net cash provided by (used in) operating activities	48,387	(932)	30,627	27,992
Cash flows from investing activities
Acquisition of Utz Brands Holdings, LLC, net of cash acquired	—	(185,448)	—	—
Acquisitions, net of cash acquired	(117,585)	(406,485)	(8,816)	(137,845)
Purchases of property and equipment	(31,739)	(9,892)	(11,828)	(19,996)
Purchases of intangibles	(1,757)	(79,013)	(650)	—
Proceeds from sale of property and equipment	3,033	1,344	615	12,059
Proceeds from sale of routes	14,186	2,082	2,774	3,008
Proceeds from the sale of IO notes	11,762	—	—	33,204
Notes receivable, net	(13,998)	(4,470)	(3,611)	(6,312)
Net cash used in investing activities	(136,098)	(681,882)	(21,516)	(115,882)
Cash flows from financing activities
Borrowings on term debt and notes payable	861,139	370,000	2,650	121,250
Repayments on term debt and notes payable	(795,488)	(239,989)	(6,686)	(135,141)
Payment of debt issuance cost	(9,210)	—	—	—
Contribution from member and noncontrolling interest	—	—	—	123,908
Exercised warrants	57,232	124,495	—	—
Dividends paid	(11,908)	(2,968)	—	—
Distributions to members	—	—	(6,415)	(11,461)
Distribution to noncontrolling interest	(18,987)	(9,565)	—	(2,527)
Net cash provided by (used in) financing activities	82,778	241,973	(10,451)	96,029
Net (decrease) increase in cash and cash equivalents	(4,933)	(440,841)	(1,340)	8,139
Cash and cash equivalents at beginning of period	46,831	487,672	15,053	6,914
Cash and cash equivalents at end of period	$41,898	$46,831	$13,713	$15,053
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

On August 28, 2020, CCH domesticated into a Delaware corporation and changed its name to "Utz Brands, Inc." (the “Domestication”) and consummated the acquisition of certain limited liability company units of Utz Brands Holdings, LLC ("UBH"), the parent of Utz Quality Foods, LLC (“UQF”), as a result of a new issuance by UBH and purchases from UBH’s existing equity holders pursuant to a Business Combination Agreement, dated as of June 5, 2020 (the “Business Combination Agreement”) among CCH, UBH and Series U of UM Partners, LLC (“Series U”) and Series R of UM Partners, LLC (“Series R” and together with Series U, the “Continuing Members”) (the Domestication and the transactions contemplated by the Business Combination Agreement, collectively, the “Business Combination”), following the approval at the extraordinary general meeting of the shareholders of CCH held on August 27, 2020. The Noncontrolling interest represents the common limited liability company units of UBH held by the Continuing Members.

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

All intercompany transactions and balances have been eliminated in combination/consolidation.

Operating Entities	Holding Entities
Utz Quality Foods, LLC	Utz Brands, Inc.
UTZTRAN, LLC	Utz Brands Holdings, LLC
Golden Flake Snack Foods, Inc.	GH Pop Holdings, LLC
Inventure Foods, Inc. and its subsidiaries	Heron Holding Corporation
Kennedy Endeavors, LLC	Truco Holdco, Inc.
Good Health Natural Products, LLC	R.W. Garcia Holdings, LLC
Condor Snack Foods, LLC
Snikiddy, LLC
Kitchen Cooked, Inc.
Truco Enterprises, LP
R.W. Garcia CO., Inc.
Loss of Emerging Growth Company Status – As of January 2, 2022, we no longer identify as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the "Securities Act"), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and we previously took advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company had elected not to opt out of such extended transition period which means that when a standard was issued or revised and it has different application dates for public or private companies, the Company, when it was as an emerging growth company, could adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is either not an emerging growth company or is an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Due to the loss of our Emerging Growth Company status, as discussed above, we adopted Topic 842 effective of the first day of fiscal year 2021 within this Form 10-K. This guidance was not adopted within our Form 10-Q's during the fiscal year 2021, therefore the results related to Topic 842 are not comparable with those periods.
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
The benefit of tax positions taken or expected to be taken in the Company’s income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses. As of January 2, 2022 and January 3, 2021, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next fiscal year.
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
For the qualitative analysis performed, which took place on the first day of the fourth quarter, we have taken into consideration all the events and circumstances listed in FASB ASC 350, Intangibles—Goodwill and Other, in addition to other entity-specific factors that have taken place from the period of the business combination, which assessed goodwill, on August 28, 2020. Our fiscal year 2021 qualitative analysis concluded that Goodwill and all but one of our intangible assets is not more likely than not to be impaired. We performed a quantitative impairment test on the intangible asset during which we compared the fair value of the intangible, using a relief from royalty method, to the carrying value of the asset and determined that the intangible asset was not impaired.

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

Self-Insurance – The Company is primarily self-insured, up to certain limits, for employee group health claims. The Company purchases stop-loss insurance, which will reimburse the Company for individual and aggregate claims in excess of certain annual established limits. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported. Total health care expense under the program was $18.0 million for the year ended January 2, 2022, $6.5 million and $9.9 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $16.6 million for the year ended December 29, 2019. The reserve for unpaid claims, which includes an estimate of claims incurred but not reported, was $1.9 million and $1.5 million at January 2, 2022 and January 3, 2021, respectively.

The Company is primarily self-insured through large deductible insurance plans for automobile, general liability and workers’ compensation. The Company has utilized a number of different insurance vehicles and programs for these insurable risks and recognizes expenses and reserves in accordance with the provisions of each insurance vehicle/program. The expense associated with automobile, general liability and workers’ compensation insurance programs totaled $8.7 million for the year ended January 2, 2022, $1.5 million and $6.5 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $9.0 million for the year ended December 29, 2019. The Company also records reserves for unpaid claims and an estimate for claims incurred but not yet reported, including an estimate for the development of any such claim. As of January 2, 2022 and January 3, 2021, the Company had reserves totaling $5.9 million and $5.0 million, respectively, for these insurance programs.

Shipping and Handling – The Company records shipping and handling expenses within selling expenses. Shipping and handling expenses for products shipped to customers totaled $57.0 million for the year ended January 2, 2022, $12.6 million and $22.0 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $27.7 million for the year ended December 29, 2019.

Advertising Costs – Advertising costs are charged to operations when incurred. The Company had no significant direct response advertising. Advertising expenses totaled $11.8 million for the year ended January 2, 2022, $6.0 million and $5.1 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $8.0 million for the year ended December 29, 2019.

Employee Benefits – The Company maintains several contributory 401(k) retirement plans (the “Plans”) for its employees. Profit sharing contributions are made at the discretion of the Board of Directors and expenses recognized related to the profit sharing contribution was $3.9 million for the year ended January 2, 2022, $1.8 million and $3.5 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $4.9 million for the year ended December 29, 2019. The Plans provide employees with matching contributions primarily at 20% of their contributions as defined in the Plans. The expense related to the matching contributions was $1.9 million for the year ended January 2, 2022, $0.6 million and $1.1 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and totaled $1.4 million for the year ended December 29, 2019.

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

The Company offers various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade customer or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. The Company has reserves in place of $26.5 million as of January 2, 2022 and $17.6 million as of January 3, 2021. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.
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
Use of Estimates – Management uses estimates and assumptions in preparing the consolidated financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Some examples, but not a comprehensive list, include sales and promotional allowances, customer returns, allowances for doubtful accounts, inventory valuations, useful lives of fixed assets and related impairment, long-term investments, hedge transactions, goodwill and intangible asset valuations and impairments, incentive compensation, income taxes, self-insurance, contingencies, litigation, and inputs used to calculate deferred tax liabilities, tax valuation allowances, and tax receivable agreements. Actual results could vary materially from the estimates that were used.
Recently Issued Accounting Standards – In December 2019, the FASB issued "ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("Topic 740"). This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. For public business entities, ASU 2019-12 was effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. We adopted this standard upon the loss of our emerging growth status as of January 2, 2022. Adoption of the new standard did not have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which requires a lessee to recognize in its balance sheet an asset and liability for most leases with a term greater than 12 months. Lessees should recognize a liability to make lease payments and a right-of-use ("ROU") asset representing the lessee’s right to use the underlying asset for the lease term. We adopted the new guidance effective January 4, 2021 using the modified retrospective approach. The primary impact of adopting this standard was the recognition of $28.6 million of operating ROU liabilities and $29.0 million of operating ROU assets. The adoption did not have a material impact on how we account for finance leases. See Note 16. "Leases" for more information regarding our leasing arrangements.
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

(2) Represents the fair value of the Phantom Units associated with the pre-combination requisite service period and issued under the 2018 LTIP that were converted into 2020 LTIP RSUs of the Company issued under the 2020 LTIP at the Closing. The difference between the fair value of the Phantom Units and the fair values of the 2020 LTIP RSUs represents the fair value of the compensation expenses for the post-combination requisite service period for the replacement awards. Compensation expenses will be recorded evenly during the post-combination requisite service period through the end of fiscal year 2021, which is the cliff vest date of the replacement awards. Refer to Note 11. "Share-Based Compensation" for additional information on the 2020 LTIP RSUs.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed by the Company at the date of the acquisition:

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

(2) The identifiable intangible assets represent the existing customer relationships of Truco that were valued using a discounted cash flow model using projected sales growth, attrition and a useful life of 15 years. Truco’s customer relationship fair value is $225.0 million. The Company has determined that all the acquired customer relationships will be amortized over a period of 15 years on a straight-line basis commensurate with the acquisition date expectations for the economics that are to be provided by the customer relationships.

(3) The goodwill of $214.9 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the strong market position and the assembled workforce of Truco. As of December 14, 2021, the purchase price allocation had been finalized.

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

Vitner's

On January 11, 2021, the Company announced that its subsidiary, UQF entered into a definitive agreement with Snak-King Corp. to acquire certain assets of the C.J. Vitner business ("Vitner's acquisition" or "acquisition of Vitner's"), a leading brand of salty snacks in the Chicago, IL area. The Company closed this transaction on February 8, 2021 and the purchase price of approximately $25.2 million was funded from current cash-on-hand. The provisional fair values to which the purchase price was allocated were $2.9 million to trademarks, $0.8 million to customer relationships, $1.7 million to DSD routes, $1.9 million of other net assets, and $17.9 million to goodwill. The trademarks and customer relationships are being amortized over a period of 15 years. As of January 2, 2022, the purchase price allocation has not been finalized. We expect to finalize the valuation report and complete the purchase price allocation no later than one-year from the acquisition date.

Festida Foods

On May 11, 2021, the Company announced that its subsidiary, UQF entered into a definitive agreement with Great Lakes Festida Holdings, Inc. to acquire all assets including real estate located in Grand Rapids, Michigan related to the operations of Festida Foods ("Festida Foods acquisition" or "acquisition of Festida Foods"), a manufacturer of tortilla chips, corn chips, and pellet snacks, and the largest manufacturer of tortilla chips for the Company's ON THE BORDER® brand. The Company closed this transaction on June 7, 2021 and the purchase price of approximately $40.3 million was funded in part from incremental financing on an existing term loan.

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

The customer relationships are being amortized over a period of 10 years. As of January 2, 2022, the purchase price allocation has not been finalized. We expect to finalize the valuation report and complete the purchase price allocation no later than one-year from the acquisition date.

RW Garcia

On November 2, 2021, the Company announced that its subsidiaries, entered into a definitive agreement to acquire the equity of R.W. Garcia Holdings, LLC and its' wholly-owned subsidiary R.W. Garcia Co., Inc. ("RW Garcia"), an artisan maker of high-quality organic tortilla chips, crackers, and corn chips (RW Garcia acquisition"). The Company closed on this transaction on December 6, 2021, and the cash purchase price of approximately $58.3 million funded in part from a draw on the Company's line of credit and cash on hand. In addition to this acquisition on December 6, 2021, the Company closed on an acquisition of a manufacturing facility of which RW Garcia was a tenant. The cost of the manufacturing facility was approximately $6.0 million.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed by the Company for the RW Garcia acquisition at the date of the acquisition:

(in thousands)
Purchase consideration	$56,355
Tax consideration	1,992
Total consideration	58,347
Assets acquired:
Cash	5,401
Accounts receivable	4,660
Inventory	5,674
Prepaid expenses and other assets	2,592
Property, plant and equipment	20,210
Trade name	3,100
Customer relationships	4,720
Total assets acquired:	46,357
Liabilities assumed:
Accounts payable	6,017
Accrued expenses	1,770
Deferred tax liability	6,140
Total liabilities assumed:	13,927
Net identifiable assets acquired	32,430
Goodwill	$25,917

The trade name and customer relationships are being amortized over a period of 15 years. As of January 2, 2022, the purchase price allocation has not been finalized. We expect to finalize the valuation report and complete the purchase price allocation no later than one-year from the acquisition date.

The following unaudited pro forma financial information presents the results of operations as if the Business Combination, Truco Acquisition, IP Purchase, HKA Acquisition, Kitchen Cooked Acquisition, the Kennedy Acquisition, the Vitner's Acquisition, the Festida Acquisition. and the R.W. Garcia Acquisition had occurred on December 30, 2019. These unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects the step-up depreciation and amortization adjustments for the fair value of the assets acquired, the adjustment in interest expense due to the reduction in long term debt as a result of the Business Combination, and the related adjustment to the income tax provision. In addition, the pro forma net income is not adjusted to exclude transaction expenses and other non-recurring costs.

	For the year ended January 2, 2022	For the year ended January 3, 2021
(in thousands)	(unaudited)	(unaudited)
Pro forma net sales	$1,219,090	$1,252,562
Pro forma net income (loss)	$10,811	$(6,418)
Pro forma net income (loss) attributable to controlling interest	$22,132	$(3,226)
Pro forma net loss attributable to noncontrolling interest	$(11,322)	$(3,192)

3.INVENTORIES
Inventories consisted of the following:

(in thousands)	As of January 2, 2022	As of January 3, 2021
Finished goods	$43,533	$28,935
Raw materials	29,428	25,129
Maintenance parts	6,556	5,746
Total inventories	$79,517	$59,810
4.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

(in thousands)	As of January 2, 2022	As of January 3, 2021
Land	$25,886	$22,750
Buildings	98,664	83,780
Machinery and equipment	214,319	157,513
Land improvements	3,393	2,228
Building improvements	3,048	1,047
Construction-in-progress	13,745	15,518
	359,055	282,836
Less: accumulated depreciation	(55,248)	(12,420)
Property, plant and equipment, net	$303,807	$270,416
There were no material fixed asset impairments for the fiscal year 2020 or fiscal year 2021.

Depreciation expense was $43.1 million for the year ended January 2, 2022, $12.4 million and $19.0 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $23.6 million for the year ended December 29, 2019. Depreciation expense is classified in cost of goods sold, selling expenses, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
5.GOODWILL AND INTANGIBLE ASSETS, NET
A rollforward of goodwill is as follows:

Predecessor
(in thousands)
Balance as of December 29, 2019	$202,407
Acquisition of Kitchen Cooked	4,060
Kennedy acquisition adjustment	989
Balance as of August 28, 2020	$207,456

Successor
(in thousands)
Balance as of August 29, 2020	$644,956
Acquisition of H.K. Anderson	3,540
Acquisition of Truco	213,687
Balance as January 3, 2021	$862,183
Acquisition of Vitner's	17,880
Acquisition of Festida Foods	11,603
Acquisition of RW Garcia	25,917
Truco acquisition adjustment	1,243
Business Combination agreement adjustment	(3,388)
Balance as January 2, 2022	$915,438
Intangible assets, net, consisted of the following:

(in thousands)	As of January 2, 2022	As of January 3, 2021
Subject to amortization:
Distributor/customer relationships	$677,930	$671,150
Technology	43	43
Trademarks	63,850	57,810
Master distribution rights	2,221	2,221
Amortizable assets, gross	744,044	731,224
Accumulated amortization	(45,224)	(8,268)
Amortizable assets, net	698,820	722,956
Not subject to amortization
Trade names	434,513	434,513
IO routes	9,176	14,240
Intangible assets, net	$1,142,509	$1,171,709
Amortizable trademark intangible assets increased by $6.0 million and distributor/customer relationships increased by $6.8 million during fiscal year 2021 due to the acquisition of Vitner's, Festida Foods, and RW Garcia. There were no other changes to intangible assets during the year ended January 2, 2022 other than that which arises from the regular buying and selling of Company owned routes and amortization.
Amortization of the distributor/customer relationships, technology, and trademarks amounted to $37.0 million for the year ended January 2, 2022, $8.3 million and $5.1 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $5.7 million for the year ended December 29, 2019.

Amortization expense is classified in administrative expenses on the consolidated statements of operations and comprehensive income (loss). Estimated future amortization expense is as follows:

(in thousands)	As of January 2, 2022
2022	$37,353
2023	37,353
2024	37,353
2025	37,353
2026	37,353
Thereafter	512,055
Total	$698,820
6.NOTES RECEIVABLE
The Company has undertaken a program in recent years to sell company-managed DSD distribution routes to IOs. Contracts are executed between the Company and the IO for the sale of the product distribution route, including a note in favor of the Company, in certain cases. The notes bear interest at rates ranging from 0.00% to 8.55% with terms ranging generally from one to ten years. The notes receivable balances due from IOs at January 2, 2022 and January 3, 2021 totaled $27.2 million and $27.1 million, respectively, and are collateralized by the routes for which the loans are made. Of the balance at January 2, 2022 and January 3, 2021, $24.8 million and $23.1 million, respectively, relates to a corresponding notes payable, as discussed in further detail within “Note 8. Long-Term Debt”.
Other notes receivable totaled $0.2 million and $0.6 million as of January 2, 2022 and January 3, 2021, respectively.
7.ACCRUED EXPENSES AND OTHER
Current Accrued expenses and other consisted of the following:

(in thousands)	As of January 2, 2022	As of January 3, 2021
Accrued compensation and benefits	$20,081	$36,968
Operating ROU liability (see "Note 16. Leases")	9,152	—
Insurance liabilities	8,620	8,100
Accrued freight and manufacturing related costs	8,928	6,972
Acquisition tax consideration	5,660	4,468
Accrued dividends	4,189	4,261
Short term interest rate hedge liability	4,548	3,048
Accrued sales tax	1,300	1,300
Accrued interest	371	1,220
Other accrued expenses	8,431	14,451
Total accrued expenses and other	$71,280	$80,788
Non-current accrued expenses and other consisted of the following:

(in thousands)	As of January 2, 2022	As of January 3, 2021
TRA liability	$24,443	$28,691
Operating ROU liability (see "Note 16. Leases")	23,226	—
Supplemental retirement and salary continuation plans	8,117	6,901
Long term portion of an interest rate hedge liability	—	2,082
Other long term accrued expenses	52	97
Total accrued expenses and other	$55,838	$37,771

8.LONG-TERM DEBT
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (as amended, the “ABL facility”) in an initial aggregate principal amount of $100.0 million. The ABL facility was set to expire on the fifth anniversary of closing, or November 21, 2022. On April 1, 2020, the ABL facility was amended to increase the credit limit up to $116.0 million and to extend the maturity through August 22, 2024. On December 18, 2020, the ABL facility was amended to increase the credit limit up to $161.0 million. As of January 2, 2022 and January 3, 2021, $36.0 million and $0.0 million, respectively, were outstanding under this facility. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit and amounts borrowed. As of January 2, 2022 and January 3, 2021, $96.9 million and $106.4 million, respectively, was available for borrowing, net of letters of credit. The facility bears interest at an annual rate based on LIBOR plus an applicable margin of 1.50% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.50% (ranging from 0.50% to 1.00%). Had the Company elected to use the Prime rate, the interest rate on the facility as of January 2, 2022 and January 3, 2021 would have been 3.75%. The Company elected to use the LIBOR rate, the interest rate on the ABL facility as of January 2, 2022 was 1.58%. Had there been outstanding balances and the Company elected to use the LIBOR rate, the interest rate on the ABL facility as of January 2, 2022 and January 3, 2021 would have been 1.60% and 1.64%, respectively. The ABL facility is also subject to unused line fees (0.5% at January 2, 2022) and other fees and expenses.

Standby letters of credit in the amount of $10.3 million and $14.1 million have been issued as of January 2, 2022 and January 3, 2021, respectively. The standby letters of credit are primarily issued for insurance purposes.
Term debt and financing obligations
On November 21, 2017, the Company entered into a First Lien Term Loan Credit Agreement (the “First Lien Term Loan”) in a principal amount of $535.0 million and a Second Lien Term Loan Credit Agreement (the “Second Lien Term Loan”, and collectively with the First Lien Term Loan, the “Term Loans”) in a principal amount of $125.0 million. The proceeds of the Term Loans were used to refinance the Company’s January 2017 credit facility and fund the acquisition of Inventure Foods and the repurchase of the predecessor membership units held by a minority investor.
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

On June 22, 2021, the Company entered into Amendment No. 3 to the Credit Agreement ("Amendment No. 3"). Pursuant to the terms of Amendment No. 3, the Company increased the principal balance of Term Loan B by $75.0 million to bring the aggregated balance of Term Loan B proceeds to $795.0 million. The Company incurred additional debt issuance costs and original issuance discounts of $0.7 million related to the incremental funding.
The First Lien Term Loan, the Secured First Lien Note, Term Loan B, and the ABL facility are collateralized by substantially all of the assets of UBH and its subsidiaries, including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with its financial covenant as of January 2, 2022.
Long-term debt consisted of the following:

Debt (in thousands)	Issue Date	Principal Balance	Interest Rate	Maturity Date	January 2, 2022	January 3, 2021
Term loan B	June-21	$795,000	3.09%	January-28	$787,236	$—
First lien term loan credit agreement	November-17	535,000	3.64%	November-24	—	404,650
Second lien term loan credit agreement	November-17	125,000	6.25%	November-24	—	5,350
Bridge credit agreement	December-20	490,000	4.40%	December-25	—	370,000
Equipment loans(1)					25,958	—
Miscellaneous equipment loans					697	1,108
Revolving credit facility					36,000	—
Net impact of debt issuance costs and original issue discounts					(7,929)	(2,639)
Total long-term debt					841,962	778,469
Less: current portion					(11,414)	(469)
Long term portion of term debt and financing obligations					$830,548	$778,000
(1) In July 2021, the Company entered into two separate finance lease obligations with Banc of America Leasing & Capital, LLC. In the first agreement, we agreed to sell and lease-back certain manufacturing equipment and warehouse/distribution equipment for $13.0 million with an interest rate of 3.26%. In the second agreement, we drew $9.8 million related to certain manufacturing equipment and warehouse/distribution equipment. Only interest is due on these loans until the capital projects are completed. In November 2021, we entered into an additional two agreements for $1.5 million with an interest rate of 3.97% and $2.2 million with an interest rate of 3.98%.

Amounts outstanding under term debt and financing obligations consisted of the following:

(in thousands)
2022	$11,414
2023	11,431
2024	47,538
2025	11,457
2026	10,159
Thereafter	757,892
Total	$849,891
Term loan B, the Revolving Credit Facility, and the equipment loans are debt of UBH and its’ subsidiaries. There are no material differences between the financial statements of UBI and consolidated subsidiaries and the financial statements of UBH and consolidated subsidiaries, except for the Warrant liability and associated gain (loss) on remeasurement of warrant liability as described in “Note 17. Warrants” and the Tax Receivable Agreement described in “Note 2. Acquisitions” and cash or cash equivalent of $5.3 million held at UBI as of fiscal year end 2021. The cash on hand is primarily the result of distributions from UBH and is primarily used to pay dividends to shareholders and make tax payments.

Other Notes Payable and Finance Leases
During the first fiscal quarter of 2020, the Company closed on the acquisition of Kitchen Cooked, and the acquisition included a deferred purchase price of $2.0 million, of which $1.0 million was still outstanding as of January 3, 2021 and the remaining balance was repaid within fiscal 2021. Additionally, during the first fiscal quarter of 2020, the Company purchased intellectual property that include a deferred purchase price of $0.5 million, of which $0.4 million and $0.5 million was outstanding as of January 2, 2022 and January 3, 2021, respectively.
During the third quarter of 2021, the Company recorded liabilities related primarily to reclaiming distribution rights from distributors, of which $1.3 million was outstanding as of January 2, 2022.
Amounts outstanding under notes payable consisted of the following:

(in thousands)	As of January 2, 2022	As of January 3, 2021
Note payable – IO notes	$24,822	$23,106
Finance lease obligations(1)	8,166	8,967
Other	1,678	1,509
Total notes payable	34,666	33,582
Less: current portion	(9,957)	(9,018)
Long term portion of notes payable	$24,709	$24,564
(1) See “Note 16. Leases” for further discussion on our finance lease obligations.

During fiscal 2019, the Company sold $33.2 million of notes receivable from IOs on its books for $34.1 million in a series of transactions to a financial institution. During fiscal 2021, the Company sold an additional $11.8 million of notes receivable from IOs on its books for $12.5 million in a series of transactions to a financial institution. Due to the structure of the transactions, they did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding notes receivable also remained on the Company’s books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through April 2030. The Company partially guarantees the outstanding loans, as discussed in further detail within “Note 12. Contingencies”. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
Interest Expense
Interest expense consisted of the following:

	Successor		Predecessor
(in thousands)	Year Ended January 2, 2022	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	Year Ended December 29, 2019
Company’s ABL facility and other long-term debt	$29,270	$7,911	$23,350	$43,688
Amortization of deferred financing fees	3,847	4,721	1,743	2,101
IO loans	1,591	669	1,566	2,599
Total interest	$34,708	$13,301	$26,659	$48,388
9.DERIVATIVE FINANCIAL INSTRUMENTS AND PURCHASE COMMITMENTS
Derivative Financial Instruments
To reduce the effect of interest rate fluctuations, the Company entered into a three year interest rate swap contract on September 6, 2019, with an effective date of September 30, 2019, with a counter party to make a series of payments based on a fixed interest rate of 1.339% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams are based on a notional amount of $250 million. On December 21, 2021, with an effective date of December 31, 2021, the Company entered into an accreting interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.3885% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams are based on a notional amount of $250 million, accreting to $500 million and maturing on September 30, 2026. The Company entered into these transactions to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At January 2, 2022, the effective fixed interest rate on the long-term debt hedged by these contract was 3.5%. For further treatment of the Company’s interest rate swap, refer to “Note 10. Fair Value Measurements” and “Note 13. Accumulated Other Comprehensive (Loss) Income.”

Warrant Liabilities
The Company has outstanding warrants which are accounted for as derivative liabilities pursuant to ASC 815-40. See Note 17. "Warrants" for additional information on our warrant liabilities. A reconciliation of the changes in the warrant liability for the year ended January 2, 2022 is as follows:

(in thousands)
Fair value of warrant liabilities as of January 3, 2021	$137,612
Reclassification of warrant liability to equity for exercised or cancelled warrants	(54,713)
Gain on remeasurement of warrant liability	(36,675)
Fair value of warrant liabilities as of January 2, 2022	$46,224

Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $34.7 million as of January 2, 2022.  The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment gain (losses) totaling $2.8 million for the year ended January 2, 2022, $0.9 million and $(0.7) million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and $0.9 million for the year ended December 29, 2019, respectively.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of January 2, 2022:

(in thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$41,898	$—	$—	$41,898
Interest rate swaps	—	2,208	—	2,208
Total assets	$41,898	$2,208	$—	$44,106
Liabilities
Commodity contracts	$—	$54	$—	$54
Interest rate swaps	—	4,600	—	4,600
Debt	—	841,962	—	841,962
Total liabilities	$—	$846,616	$—	$846,616
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

11.SHARE-BASED COMPENSATION
For the periods presented, compensation expense included in selling and general and administrative expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Successor		Predecessor
(in thousands)	Year Ended January 2, 2022	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	Year Ended December 29, 2019
RSUs	$8,574	$6,176	$—	$—
PSUs	1,228	401	—	—
Stock Options	493	213	—	—
Pre-tax compensation expense	$10,295	$6,790	$—	$—
The tax benefit recognized from the share-based compensation expense is immaterial.
Unrecognized compensation expense related to nonvested share-based compensation grants was as follows:

(in thousands)	As of January 2, 2022	As of January 3, 2021
RSUs	$1,248	$10,021
PSUs	1,710	2,960
Stock Options	1,044	1,565
Total	$4,002	$14,546
Restricted and Performance Share Units
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

Restricted Share Units
Under the 2020 Plan, the Company granted certain employees and directors RSUs as a result of their significant contributions. These grants will settle upon vesting into shares of the Company’s Class A Common Stock, subject to continued employment. The Initial Grant RSUs for directors will vest on May 6, 2021, while the Initial Grant RSUs for certain employees will vest in equal installments on December 31, 2022 and December 31, 2023. In conjunction with the vesting of the Initial Grant RSUs, the Company granted additional RSUs to directors that will vest on May 5, 2022. Subject to the vesting of such awards, the RSUs participated in dividends of the Company beginning with the fiscal 2020 end-of-year dividend declaration, which was paid out in the first quarter of fiscal year 2021.
Performance Share Units
The Company issued PSUs as part of the 2020 Plan, which settle into shares of the Company’s Class A Common Stock subject to the continued employment of the grantees and achievement of certain performance criteria, provided that the issuance of the PSUs was contingent upon the Company filing a Form S-8 with the SEC, which occurred on November 2, 2020. The number of PSUs that will vest is determined by the Company’s Class A Common Stock achieving a certain Total Shareholder Return (“TSR”) for the Company, relative to the TSR of a specified peer group. Depending on the Company’s TSR relative to the peer group TSR, the actual number of shares that will be vested can range from zero and up to 200% of the initial grant. The awards will vest 50% on December 31, 2022 and 50% on December 31, 2023, subject to the market condition described above. Subject to the vesting of such awards, the PSUs will participate in dividends of the Company beginning with the fiscal 2020 end-of-year dividend declaration, which was paid out in the first quarter of fiscal year 2021. Since the PSUs vest based on market conditions, a Monte Carlo simulation model was used to determine the grant-date fair value of the PSUs. The assumptions used in the Monte Carlo simulation model included a weighted average expected term of 2.8 years, weighted average expected volatility of 53.6%, and weighted average risk-free rate of 0.2%.

Performance Stock Units and Restricted Stock Units	Number of Units	Weighted-average grant date fair value for equity awards (per unit)	Weighted Average Remaining Contractual Term
Outstanding at beginning of year	$1,608,502	$10.57	2.3 Years
Granted	42,321	26.57
Vested	(1,376,536)	7.91
Forfeited	(6,928)	19.88
Outstanding and exercisable at end of year	$267,359	$22.33	1.5 Years
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

Stock Options	Number of Units	Weighted-Average Grant Date Fair Value for Equity Awards (per unit)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at beginning of year	286,268	$16.34	2.3 Years
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding and exercisable at end of year	286,268	$16.34	1.5 Years	0.00

(1) The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal period. Options with a market value less than its exercise value are not included in the intrinsic value amount.

Employee Stock Purchase Plan

On December 10, 2020, the Board of Directors approved the 2021 Employee Stock Purchase Plan (“ESPP”), subject to stockholder approval. The ESPP was effective January 1, 2021, and purchase rights may be granted under the ESPP prior to stockholder approval, but no purchase rights may be exercised unless and until stockholder approval is obtained.

The maximum number of shares of the Company’s Class A Common Stock available for sale under the ESPP shall not exceed in the aggregate 1,500,000 shares, and may be unissued shares or treasury shares or shares bought on the market for purposes of the ESPP.

Under the ESPP, employees are offered the option to purchase discounted shares of Class A Common Stock during offering periods designated by the administrator. Each offering period will be one year, consisting of two six-month purchase periods, commencing on each January 1 and July 1 following the effective date of the ESPP. The initial offering under the ESPP will commence on January 1, 2021 and end on December 31, 2021. Shares are purchased on the applicable exercise dates, which is the last trading day of each purchase period with initial purchase dates of June 30, 2021 and December 31, 2021. The purchase price will be 90% of the lower of (i) the fair market value of the stock on the date of enrollment and (ii) the fair market value of the stock on the last day of the related purchase period. As of January 30, 2021, 7.7 million shares of Class A common stock were available for issuance under the ESPP, and employee contributions had not yet commenced. For the year ended January 2, 2022, the Company granted 128,642 shares with a fair value of $2.7 million, and the Company recognized compensation expense of $0.5 million.

12.CONTINGENCIES
Litigation Matters
The Company is involved in litigation and other matters incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations or cash flows.
Tax Matters
The Company received an assessment from the Commonwealth of Pennsylvania pursuant to a sales and use tax audit for the period from January 1, 2014 through December 31, 2016. As of January 2, 2022 and January 3, 2021, the Company had a reserve of $1.3 million to cover the assessment.
Guarantees
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $2.2 million and $4.1 million at January 2, 2022 and January 3, 2021, respectively, which are accounted for as an off balance sheet arrangement. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.

The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $18.6 million and $7.1 million at January 2, 2022 and January 3, 2021, respectively, which are accounted for as an off balance sheet arrangement. As discussed in “Note 8. Long-Term Debt”, the Company also sold notes receivable on its books to Bank of America during fiscal 2019, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at January 2, 2022 and January 3, 2021 was $19.7 million and $16.5 million, respectively. Due to the structure of the transaction, the sale did not qualify for sale accounting treatment, as such the Company records the notes payable obligation owed by the IOs to the financial institution on its balance sheet; the corresponding note receivable also remained on the Company’s balance sheet. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $4.9 million and $6.6 million at January 2, 2022 and January 3, 2021, respectively, all of which was on balance sheet. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
Unclaimed Property
The Company was notified in September 2016 that several states requested an audit of the Company’s unclaimed property practices. The states initiating the audit include Connecticut, Idaho, Maryland, Massachusetts, New Hampshire, New York, South Dakota, and Tennessee but was later expanded to include a total of 22 states. The audit is limited to UQF and does not include any other legal entities. The audit consists of three components including accounts payable, payroll, and accounts receivable customer over-payments. The Company estimates that the potential liability for the accounts payable and payroll components is approximately $0.2 million, which has been included in the other accrued expenses section of the balance sheet as of January 2, 2022 and January 3, 2021. As of the date of these financial statements, the Company is not able to reasonably estimate the potential liability for the accounts receivable customer over-payments.
13.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Total accumulated other comprehensive income was $3.7 million as of January 2, 2022 and $0.9 million as of January 3, 2021. Total accumulated other comprehensive income (loss) consists solely of unrealized gains (losses) from the Company’s derivative financial instruments accounted for as cash flow hedges.
Changes to the balance in accumulated other comprehensive income (loss) were as follows:

Successor
(in thousands)	Gains on Cash Flow Hedges
Balance as of August 29, 2020	$—
Unrealized gain on cash flow hedges	924
Balance as of January 3, 2021	924
Unrealized gain on cash flow hedges	2,791
Balance as of January 2, 2022	$3,715

Predecessor
(in thousands)	Loss on Cash Flow Hedges
Balance as of December 29, 2019	$1,408
Unrealized loss on cash flow hedges	(7,463)
Balance as of August 28, 2020	$(6,055)

14.SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest was $31.6 million for the year ended January 2, 2022, $9.2 million and $28.8 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $45.7 million for the year ended December 29, 2019. Refunds related to income related taxes were $0.7 million for the year ended January 2, 2022, $0.1 million and $0.2 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $0.1 million for the year ended December 29, 2019. Payments made for income-related taxes were $3.7 million for the year ended January 2, 2022, $0.5 million and $0.5 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively, and was $1.7 million for the year ended December 29, 2019. The following non cash considerations were part of the Business Combination Agreement with CCH: Continuing Members' retained restricted units totaling $54.1 million, TRA totaling $25.3 million, and LTIP RSU awards totaling $11.2 million. Dividends declared but not paid were $4.2 million and $4.3 million as of January 2, 2022 and January 3, 2021, respectively, and are included within the "accrued expense and other" of the Consolidated Balance Sheet.
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

The provision (benefit) for income taxes was as follows:

	Successor		Predecessor
(in thousands)	Year Ended January 2, 2022	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	Year Ended December 29, 2019
Current:
Federal	$1,553	$—	$—	$140
State	2,010	(219)	1,301	1,057
Total current	3,563	(219)	1,301	1,197
Deferred:
Federal	(1,949)	(528)	3,197	1,650
State	6,472	480	(525)	299
Total deferred	4,523	(48)	2,672	1,949
Total	$8,086	$(267)	$3,973	$3,146

A reconciliation of the expected statutory federal tax and the total income tax expense (benefit) was as follows:

	Successor		Predecessor
(in thousands)	Year Ended January 2, 2022	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	Year Ended December 29, 2019
Federal statutory rate (21%)	$3,378	$(22,715)	$1,552	$(2,146)
State income taxes, net of federal benefit	6,440	393	641	1,755
Pre-transaction loss of Utz Brands Holdings, LLC	—	—	1,752	4,204
Investment in Utz Brands Holdings, LLC	(31)	(23,844)	—	—
Noncontrolling interest in Utz Brands Holdings, LLC	2,448	1,497	—	—
Valuation allowance	5,195	25,121	—	(683)
Remeasurement of warrant liability	(7,702)	19,288	—	—
Return to provision	(771)	—	—	—
Permanent book to tax differences	(593)	—	—	—
Credits	(239)	—	—	—
IRC §162(m)	191	—	—	—
Nondeductible expenses	12	—	8	6
Other	(242)	(7)	20	10
	$8,086	$(267)	$3,973	$3,146

The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at January 2, 2022 and January 3, 2021:

(in thousands)	As of January 2, 2022	As of January 3, 2021
Deferred Tax Assets:
Accrued expenses	$716	$279
Pension, retirement and other benefits	501	532
Inventories, including uniform capitalization	664	201
Investment in Utz Brands, LLC, Operations	25,454	25,724
Acquisition costs	818	985
Net operating losses	24,481	18,887
IRC §163(j)	1,980	—
Credits	224	108
Charitable contributions	38	—
Other deferred tax assets	203	509
Total gross deferred tax assets	55,079	47,225
Valuation allowance	(43,523)	(32,530)
Net deferred tax assets	11,556	14,695
Deferred Tax Liabilities:
Plant and equipment, accelerated depreciation	(16,149)	(12,560)
Intangibles	(79,861)	(75,681)
Investment in Utz Brands Holdings, LLC, Nonreversing	(51,455)	—
Other deferred tax liabilities	(425)	(240)
Total deferred tax liabilities	(147,890)	(88,481)
Net deferred tax liabilities	$(136,334)	$(73,786)

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) and on December 27, 2020 enacted the Consolidated Appropriations Act, 2021, neither of which had a material impact on our provision for income taxes.

Net Operating Loss and Tax Credit Carryforward

As of January 2, 2022 and January 3, 2021, the Company and certain subsidiaries have federal net operating loss ("NOL") carryforwards of $96.1 million and $77.7 million, respectively. Of these, $41.0 million will expire, if not utilized, by 2037.

As of January 2, 2022 and January 3, 2021, the Company and certain subsidiaries also have state NOL carryforwards in the amount of $75.9 million and $44.2 million, respectively. The state NOL carryforwards begin to expire in 2021, however, some state NOL's are able to be carried forward indefinitely.

As of January 2, 2022 and January 3, 2021, the Company and certain subsidiaries have federal tax credit carryforwards in the amount of $0.2 million and $0.0 million, respectively.

As of January 2, 2022 and January 3, 2021, certain subsidiaries have state tax credit carryforwards in the amount of $0.0 million and $0.1 million, respectively.

Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

Valuation Allowance

The Company recorded a valuation allowance of $43.5 million and $32.5 million at January 2, 2022 and January 3, 2021, respectively. In determining the need for a valuation allowance, the Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit use of the existing deferred tax assets (“DTA's”). As of January 2, 2022, a significant piece of objective negative evidence evaluated was the three-year cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTA's such as the investment in Utz Brands Holdings, LLC, federal operating losses subject to annual limitations due to “change in ownership” provisions, and state net operating losses where the Company does not expect to continue to have nexus. Therefore, a valuation allowance has been recorded against the DTA's for which it is more-likely-than-not they will not be realized. The Company has DTA’s related to its investment in partnership that are expected to be realized in the ordinary course of operations or generate future net operating losses for which a portion will have an indefinite carryforward period. Additionally, the Company has deferred tax liabilities (“DTL’s”) related to its investment in the partnership that will not reverse in the ordinary course of business and will only reverse when the partnership is sold or liquidated. The Company has no intention of disposing of or liquidating the partnership and therefore has not considered the indefinite lived DTL as a source of income to offset other DTA’s. In weighing positive and negative evidence, both objective and subjective, including its three-year cumulative loss, the Company has recorded a valuation allowance against its DTA’s related to net operating losses and deductible book/tax differences and recorded a DTL primarily related to the book over tax basis in the investment in the partnership that will not reverse in the ordinary course of operations. The Company considered that an indefinite lived DTL may be considered as a source of taxable income for an indefinite lived DTA; however, given our indefinite lived DTL will only reverse upon sale or liquidation, the Company determined that it was more appropriate to record a valuation allowance against its DTA’s. The amount of DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

The net change in valuation allowance of $11.0 million was recorded as an increase to income tax expense for $5.2 million offset and an adjustment to increase equity for $5.8 million as it related to the direct tax effect of changes in tax basis in the investment in Utz Brands Holdings, LLC.

As of January 2, 2022, tax years 2018 through 2021 remain open and subject to examination by the Internal Revenue Service and the majority of the states where the Company has nexus, and tax years 2017 through 2021 remain open and subject to examination in selected states that have a four year statute of limitations.

Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of January 2, 2022 and January 3, 2021.

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

As of January 2, 2022, the Company recorded a TRA liability of $24.6 million, but it has a total liability of $38.2 million related to its projected obligations under the TRA. The total TRA liability includes $24.6 million that relates to payments that originated with the Business Combination and the acquisition of Kennedy and $13.6 million that relates to equity transactions that occurred during the 4th quarter 2020 and 3rd quarter 2021. The Company recorded a valuation allowance on its DTA, including the tax basis that originated with the 4th quarter 2020 and 3rd quarter 2021 equity transactions as they are not more likely than not to be realized based on the positive and negative evidence that the Company considered. The Company has not recorded the $13.6 million of TRA liability that relates to the 4th quarter 2020 and 3rd quarter 2021 equity transactions as the liability is not probable under ASC 450 since the related DTA is not more likely than not to be realized as evidenced by the valuation allowance. The Company will continue to monitor positive and negative evidence to analyze its valuation allowance and it believes that sufficient positive evidence may arise to permit the release of a significant portion of its valuation allowance. If that were to occur, it would result in the need to record $13.6 million of additional TRA liability for 4th quarter 2020 and 3rd quarter 2021 equity transactions, which would result in a non-cash charge to pretax results.

16.LEASES

As described in Note 1. "Operations and Summary of Significant Accounting Policies", we adopted new lease accounting guidance effective January 4, 2021.

We determine if a contractual arrangement is a lease at inception. Our lease arrangements provide the Company the right to utilize certain specified tangible assets for a period of time in exchange for consideration. Our leases primarily relate to building space, vehicles, and equipment. Our leases generally have remaining terms ranging from one month to twelve years.

We separate lease components from vehicles leases and do not separate non-lease components from our building leases for the purposes of measuring our lease liabilities and assets. Our leases consist of operating leases and finance leases which are presented within current accrued expenses and other, non-current accrued expenses and other, current portion of other notes payable, and non-current portion of other notes payable on our consolidated balance sheets. Leases with an initial term of 12 months or lease are not recorded on the balance sheet.

We recognize a lease liability and a right of use asset at the lease commencement date based on the present value of future lease payments over the lease term discounted using our incremental borrowing rate. As many of our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments.

We recognize operating lease expense on a straight-line basis over the term of the lease within operating expenses. Expense associated with our finance leases consists of two components, including interest on our outstanding finance lease obligations and amortization of the related right-of-use assets. The interest component is recorded in interest expense and depreciation of the finance lease asset is recognized over a straight-line basis over the term of the lease within cost of goods sold, selling expenses, and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

Our leases do not contain material residual value guarantees or material restrictive covenants. Some of our leases include optional renewal periods or termination provisions which we assess at inception to determine the term of the lease, subject to reassessment in certain circumstances.

The following table presents lease expense we have recorded on our consolidated statements of operations for the year ended January 2, 2022:

(in thousands)	Year Ended January 2, 2022
Finance lease expense:
Amortization of finance ROU asset	$2,553
Interest of finance ROU asset	254
Total finance lease expense	2,807
Operating lease expense (1)	9,118
Total lease expense	$11,924

(1) Included variable and short-term lease expense of $2.1 million and $3.4 million, respectively, for the year ended January 2, 2022.

Finance leases, net, are included in Property, Plant and Equipment as follows:

(in thousands)	As of January 2, 2022	As of January 3, 2021
Leases	$10,863	$9,335
Less: accumulated depreciation	2,863	526
Leases, net	$8,000	$8,809

Maturities of lease liabilities as of January 2, 2022:

(in thousands)	Operating Leases	Finance Leases	Total
2022	$9,988	$2,583	$12,571
2023	8,472	2,106	10,578
2024	5,642	1,500	7,142
2025	4,404	1,007	5,411
2026	2,643	786	3,429
2027 and thereafter	3,566	743	4,309
Total undiscounted obligations (1)	34,715	8,725	43,440
Less imputed interest	(2,337)	(559)	(2,895)
Present value of lease obligations (1)	$32,379	$8,166	$40,545

(1) Excludes lease undiscounted obligations for buildings which the Company has entered into but which have not commenced as of January 2, 2022, totaling $5.2 million.

The following table summarizes supplemental balance sheet information related to leases as of January 2, 2022:

(in thousands, except lease term and discount rate)	Operating Leases	Finance Leases
ROU asset, non-current(1)	$31,664	$8,000

Lease liability, current	$9,152	$2,377
Lease liability, non-current	23,226	5,789
Total lease liabilities	$32,379	$8,166

Weighted average remaining lease term (in years)	4.6	4.3
Weighted average discount rate	2.85%	2.95%

(1) Finance ROU assets are reflected within property, plant, and equipment, net on our consolidated balance sheets and operating leases ROU assets are reflected within other assets on our consolidated balance sheets.

The following table presents other information related to leases for the year ended January 2, 2022 (in thousands):

Year Ended January 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,755
Operating cash flows from finance leases	$254
Financing cash flows from finance leases	$2,741
Leased assets obtained in exchange for new lease liabilities	$13,569

17.     WARRANTS

Prior to the Business Combination, CCH issued 15,833,332 warrants that were initially sold by CCH in its initial public offering of securities (the “Public Warrants”), including 1,166,666 warrants issued pursuant to those certain Forward Purchase Agreements entered into by CCH with the Sponsor and each of the independent directors of CCH (the “Forward Purchase Agreements”) that were issued at the Closing of the Business Combination as part of the Forward Purchase Agreement discussed below (the “Forward Purchase Warrants”), and 7,200,000 warrants initially sold to the Sponsor simultaneously with the closing of its initial public offering (the “Private Placement Warrants,” collectively, with the Public Warrants and Forward Purchase Warrants, the “Warrants”). As a result of the Business Combination, the Company assumed the CCH warrants and such warrants are now exercisable for shares of UBI Class A Common Stock instead of Class A ordinary shares of CCH. All other features of the warrants remain unchanged. On December 14, 2020, the Company provided notice to the holders of the Public Warrants and Forward Purchase Warrants that their warrants would be redeemed in accordance with the original terms on January 14, 2021. As of January 2, 2022, there were 7,200,000 Private Placement Warrants outstanding and all Public Warrants and Forward Purchase Warrants have been exercised (except for the Public Warrants that were redeemed by the Company on January 14, 2021). As of January 3, 2021, there were 4,575,645 Public Warrants, 432,000 Forward Purchase Warrants, and 7,200,000 Private Placement Warrants outstanding. Prior to January 3, 2021, 10,825,664 Public Warrants and Forward Purchase Warrants were exercised.

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

The remeasurement of the warrant liability resulted in a gain (loss) of $36.7 million for the year ended January 2, 2022 and $(91.9) million for the Successor period from August 29, 2020 to January 3, 2021. Such gain (loss) is not attributable to the noncontrolling interest. The Predecessor did not have warrants and as such no remeasurement of warrant liability is recorded for the predecessor period from June 29, 2020 to August 28, 2020 and the year ended December 29, 2019.

18.SIGNIFICANT CUSTOMERS

The following tables represents our net sales concentrations and accounts receivable concentration for our three largest customers by net sales.

Net sales concentrations:

	Successor		Predecessor
Customer	Year Ended January 2, 2022	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020	Year Ended December 29, 2019
Customer A	15%	11%	12%	9%
Customer B	7	5	4	5
Customer C	4	4	5	2
Total net sales concentrations	26%	20%	21%	16%

Accounts receivable concentrations:

	Successor		Predecessor
Customer	As of January 2, 2022	As of January 3, 2021	As of December 29, 2019
Customer A	10%	11%	14%
Customer B	6	5	5
Customer C	4	4	3
Total accounts receivable concentrations:	20%	20%	22%

19.BUSINESS RISK
The novel coronavirus, or COVID-19, outbreak began impacting consumption, distribution and production of our products in March 2020. We have taken necessary preventive actions and implemented additional measures to protect our employees that work on site. We continue to experience higher demand for our products compared to historical volumes, and we are servicing that demand by increasing production and distribution activities. Generally, producers of food products, including salty snacks, have been deemed “essential industries” by federal, state, and local governments and are exempt from certain COVID-19-related restrictions on business operations. Our strategic manufacturing capabilities and DSD distribution network have allowed us to effectively service increases in demand and be responsive to evolving market dynamics driven by changes in consumer behavior. We continue to monitor customer and consumer demands, and intend to adapt our plans as needed to continue to meet these demands.

20.EQUITY

Class A Common Stock

The Company is authorized to issue 1,000,000,000 shares of Class A Common Stock, par value $0.0001 per share, of which 77,644,645 and 71,094,714 shares of UBI were issued and outstanding on January 2, 2022 and January 3, 2021, respectively. Upon the Closing of the Business Combination, all shares of CCH Class A ordinary shares, including 3,500,000 Forward Purchase Class A Ordinary Shares of CCH that were issued at the Closing of the Business Combination as part of the Forward Purchase Agreement discussed below, and Class B ordinary shares, less shareholder redemptions, were converted on a one-for-one basis into shares of Class A Common Stock, including 2,000,000 shares of Class B Common Stock initially issued to the Sponsor, which immediately vested upon the Closing of the Business Combination and converted into shares of Class A Common Stock of the Company.

Class V Common Stock

The Company is also authorized to issue 61,249,000 shares of Class V Common Stock, par value of $0.0001 all of which were issued to the Continuing Members in connection with the Closing of the Business Combination, as described in Note 2. “Acquisitions”. Each of the Continuing Members' common limited liability company units of UBH along with a share of Class V Common Stock may be exchanged for one share of Class A Common Stock of the Company upon certain restrictions being satisfied, as described in Note 2. “Acquisitions”. As of January 2, 2022 and January 3, 2021, there were 59,349,000 and 60,349,000, respectively, shares of Class V Common Stock outstanding. On September 21, 2021, the Continuing Members exchanged 1,000,000 Common Company Units together with the surrender and cancellation of the same number of Class V Common Stock for an equal number of shares of Class A Common Stock. The Company did not receive any proceeds as a result of this exchange.

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

21. EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding during the Successor period. Diluted earnings per share is based on the weighted average number shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share-based awards outstanding during the Successor period. For the Successor period, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company's net loss position. The potentially dilutive securities that would be anti-dilutive due to the Company's net loss are not included in the calculation of diluted net loss per share attributable to controlling interest. The anti-dilutive securities are included in the table below. Refer to Note 11. "Share-Based Compensation" for further information on the share-based awards considered in the diluted EPS computation.

Given the historical partnership equity structure of UBH, the Company determined that the calculation of earnings per membership unit results in values that are not a valuable metric to users of these consolidated financial statements. Therefore, EPS information is omitted for the Predecessor periods.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

Successor
(in thousands, except share data)	Year Ended January 2, 2022
Basic earnings per share:
Numerator:
Net income attributable to controlling interest	$20,555
Dividends and income related to participating stock-based compensation awards	(386)
Net income attributable to common stockholders	$20,169
Denominator:
Weighted average Class A Common Stock shares, basic	76,677,981
Basic earnings per share	$0.26
Diluted earnings per share:
Numerator:
Net income attributable to common stockholders	$20,555
Dividends and income related to participating stock-based compensation awards	(386)
Net income attributable to common stockholders	$20,169
Denominator:
Weighted average Class A Common Stock shares, basic	76,677,981
Dilutive securities included in diluted earnings per share calculation:
Warrants	3,316,122
RSUs	1,055,003
PSUs	32,256
Stock options	8,867
Total diluted weighted average shares	81,090,229
Diluted earnings per share	$0.25
Class V Common Stock not subject to earnings per share calculation	60,063,286
Net loss attributable to noncontrolling interest	$(12,557)

Successor
(in thousands, except share data)	From August 29, 2020 through January 3, 2021
Basic and diluted earnings per share:
Numerator:
Net loss attributable to controlling interest	$(99,930)
Dividends related to participating share-based compensation awards	(110)
Net loss attributable to common stockholders	$(100,040)
Denominator:
Weighted average Class A Common Stock shares, basic and diluted	61,085,943
Basic and diluted earnings per share	$(1.64)
Anti-dilutive securities excluded from diluted earnings per share calculation:
Warrants	8,095,866
2020 LTIP RSUs	1,151,262
Initial grant RSUs	26,923
PSUs	140,076
Stock options	34,680
Total	9,448,807
Class V Common Stock not subject to earnings per share calculation	60,349,000
Net loss attributable to noncontrolling interest	$7,971

The diluted earnings per share computation excludes the effect of certain RSUs granted to Directors and Management which convert to Class A Common Stock upon vesting 50% at December 31, 2022 and 50% at December 31, 2023, as their inclusion would have been anti-dilutive.

Shares of the Company’s Class V Common Stock do not participate in earnings or losses of the Company and, therefore, are not participating securities. The PSUs, Initial Grant RSUs, and 2020 LTIP RSUs were participating securities in the Successor period because the holders of these stock-based compensation awards are entitled to participate in dividends declared on Class A Common Stock, if and when declared, on a one-to-one per-share basis. As such, earnings per share calculations were completed under the two-class method. At January 2, 2022 and January 3, 2021, the Continuing Members held all 59,349,000 and 60,349,000, respectively, shares of Class V Common Stock issued and outstanding and also held an equal number of common limited liability company units of UBH, which comprise the noncontrolling interest. The net loss attributable to the noncontrolling interest was $12.6 million and $8.0 million for the year ended January 2, 2022 and the Successor period from August 29, 2020 through January 3, 2021, respectively.

22. SUBSEQUENT EVENTS
On January 24, 2022, the Company announced that its subsidiaries have entered into a definitive agreement to acquire the assets of two existing third party direct store delivery distributors, Clem Snacks, Inc., a subsidiary of Clem Companies, and J&D Snacks, Inc., which together operate more than 125 DSD routes in the New York City, Long Island, Bronx and surrounding areas of New York. The Company closed on these transaction on February 7, 2022 and the acquisitions were funded with cash on hand as well as a draw on the ABL facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective at a level of reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 2, 2022. The effectiveness of the Company’s internal control over financial reporting as of January 2, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

Remediation of Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or deleted on a timely basis. As previously disclosed in our January 3, 2021 10-K/A, our management concluded that there was a material weakness in our internal controls over financing reporting as we did not maintain effective internal control in the design and operating effectiveness of certain financial reporting related controls over the correct application of generally accepted accounting principles in the Unites States of America for stock warrants. Specifically, we determined that we had control deficiencies related to our accounting function’s failure to timely identify adjustments for stock warrants, and we did not adequately review or oversee the work of external specialists to assist us in the preparation of our financial statements and in our compliance with SEC reporting obligations.

During the year ended January 2, 2022 we took the following steps to remediate this material weakness:
•standardized our controls and procedures over accounting and financial reporting as part of our preparation for management’s initial report under section 404(a) of the Sarbanes-Oxley Act of 2002
•formalized our internal review process related to non-routine transactions; and
• enhanced our reviews of accounting estimates performed by external specialists.

As of January 2, 2022, we concluded that the material weakness was sufficiently remediated.

Changes in Internal Control Over Financial Reporting

Other than the remediation discussed above, there was no other change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers and directors is provided below. Other information required by this item will be set forth in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders under the captions “Executive Officers of Utz Brands, Inc. ― Corporate Governance” and “Delinquent Section 16(a) Reports” to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement, which is to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

The information regarding executive officers of the Company required by Item 401 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Supplemental Item. Information About Out Executive Officers” at the end of Part I of this Annual Report on Form 10-K.

The information required by Item 401 of SEC Regulation S-K concerning the directors and nominees for director of the Company, together with a discussion of the specific experience, qualifications, attributes and skills that led the Board to conclude that the director or nominee should serve as a director at this time, will be located in the Proxy Statement in the section entitled “Proposal No. 1 – Election of Directors,” which information is incorporated herein by reference.

Information regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and information regarding the status of one or more members of the Audit Committee as an “audit committee financial expert” will be located in the Proxy Statement in the section entitled “Committees and Meetings of the Board – Board Committees,” which information is incorporated herein by reference.

Information regarding our Code of Conduct applicable to our directors, officers and employees is located in Part I of this Annual Report on Form 10-K, under the heading “Available Information.”

Item 11. Executive Compensation
Information concerning ownership of our voting securities by certain beneficial owners, individual nominees for director, the named executive officers, including persons serving as our Chief Executive Officer and Chief Financial Officer, and directors and executive officers as a group, will be located in the Proxy Statement in the section entitled “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

Information regarding all of the Company’s equity compensation plans will be located in the Proxy Statement in the section entitled “Equity Compensation Plan Information,” which information is incorporated herein by reference to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement, which is to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning ownership of our voting securities by certain beneficial owners, individual nominees for director, the named executive officers, including persons serving as our Chief Executive Officer and Chief Financial Officer, and directors and executive officers as a group, will be located in the Proxy Statement in the section entitled “Share Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

Other information required by this Item 12 will be included under the heading “Executive and Director Compensation - Equity Compensation Plan Information” in our 2022 Proxy Statement, which is to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 will be included under the heading “Related Party Transactions - Transactions with Related Persons” and "Corporate Governance - Director Independence" in our 2022 Proxy Statement, which is to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

Information required by this Item 14 will be included under the heading “Audit, Audit-Related, Tax and All Other Fees” in our 2022 Proxy Statement, which is to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated by reference into this Annual Report on Form 10-K.

Part IV
Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of the report

1.Financial Statements

The following Consolidated Financial Statements of Utz Brands, Inc. and the Reports of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this report.

Index to the Financial Statements	Page

Report of Independent Registered Public Accounting Firm (Grant Thornton LLP, Philadelphia, PA, PCAOB ID Number 248)	64

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (Grant Thornton LLP, Philadelphia, PA, PCAOB ID Number 248)	66

Consolidated Balance Sheets as of January 2, 2022 and January 3, 2021	67

Consolidated Statements of Operations And Comprehensive Income (Loss) for the year ended January 2, 2022, fiscal periods ended January 3, 2021 and August 28, 2020, and year ended December 29, 2019	68

Consolidated Statements of Stockholders' Equity (Deficit) for the year ended January 2, 2022, fiscal periods ended January 3, 2021 and August 28, 2020, and year ended December 29, 2019	69

Consolidated Statements of Cash Flows for the year ended January 2, 2022, fiscal periods ended January 3, 2021 and August 28, 2020, and year ended December 29, 2019	71

Notes to Consolidated Financial Statements	72

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

4.3*	Assignment and Assumption Agreement dated February 22, 2022 by and among the Company, Continental Stock Transfer & Trust Company, and Equinity Trust Company.
4.4*	Description of Securities
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

10.19+
Offer Letter, dated April 11, 2017, entered into by and between Utz Quality Foods, LLC and Mark Schreiber (incorporated by reference to Exhibit 10.19 to Utz Brands, Inc.'s Annual Report on Form 10-K (File No. 001-3868), with the Commission on March 18, 2021.

10.20
Amendment No. 2 to Credit Agreement, dated as of January 20, 2021, to the First Lien Credit Agreement, dated November 21, 2017, as amended, among Utz Quality Foods, LLC, Utz Brands Holdings, LLC, Bank of America, N.A., as Administrative Agent and Collateral Agent, and each lender from time to time party thereto (incorporated by reference from the Company’s Form 8-K (File No. 001-38686), filed with the Commission on January 20, 2021) (incorporated by reference to Exhibit 10.1 to Utz Brands, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38686) dated May 13, 2021.

10.21
Amendment No. 3 to Credit Agreement, dated as of June 22, 2021, to the First Lien Term Loan Credit Agreement, dated as of November 21, 2017 (as amended by that certain Amendment No. 1 to Credit Agreement, dated as of July 23, 2020, by that certain Amendment No. 2 to Credit Agreement, dated as of January 20, 2021 among Utz Quality Foods, LLC, Utz Brands Holdings, LLC, Bank of America, N.A., as Administrative Agent and Collateral Agent and each lender from time to time party thereto.(incorporated by reference to Exhibit 10.1 to Utz Brands, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38686) dated August 12, 2021.

10.22+*	Offer Letter dated June 7, 2021 by and between the Company and Shane Chambers.
10.23+*	Offer Letter dated May 10, 2021 by and between the Company and Theresa R. Shea.
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

Date: March 3, 2022 UTZ BRANDS, INC.

By:     /s/ Ajay Kataria
Name:     Ajay Kataria
Title: Executive Vice President, Chief Financial Officer

Each person whose individual signature appears below hereby authorizes and appoints Dylan B. Lissette and Ajay Kataria, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dylan B. Lissette	Director and Chief Executive Officer	March 3, 2022
Dylan B. Lissette	(Principal Executive Officer)	Date

/s/ Ajay Kataria	Executive Vice President, Chief Financial Officer	March 3, 2022
Ajay Kataria	(Principal Financial Officer)	Date

/s/ Eric J. Aumen	Senior Vice President, Chief Accounting Officer	March 3, 2022
Eric J. Aumen	(Principal Accounting Officer)	Date

/s/ Roger K. Deromedi	Chairman; Director	March 3, 2022
Roger K. Deromedi		Date

/s/ Michael W. Rice	Director; Chairman Emeritus; Special Adviser	March 3, 2022
Michael W. Rice		Date

/s/ Craig D. Steeneck	Director; Chair, Audit Committee	March 3, 2022
Craig D. Steeneck		Date

/s/ John W. Altmeyer	Director; Chair, Nominating and Corporate Governance Committee	March 3, 2022
John W. Altmeyer		Date

/s/ Timothy P. Brown	Director	March 3, 2022
Timothy P. Brown		Date

/s/ Christine Choi	Director	March 3, 2022
Christine Choi		Date

/s/ Antonio F. Fernandez	Director	March 3, 2022
Antonio F. Fernandez		Date

/s/ Jason K. Giordano	Director; Chair, Compensation Committee	March 3, 2022
Jason K. Giordano		Date

/s/ B. John Lindeman	Director	March 3, 2022
B. John Lindeman		Date

/s/ Pamela Stewart	Director	March 3, 2022
Pamela Stewart		Date