Form 10-Q
period 2022-04-03
Utz Brands, Inc.
filed 2022-05-12
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2022, 80,728,900 Class A Common Stock, par value $0.0001 per share, and 59,349,000 Class V Common Stock, par value $0.0001 per share, were issued and outstanding.

INTRODUCTORY NOTE

On August 28, 2020 (the "Closing Date"), Utz Brands, Inc. (formerly Collier Creek Holdings) ("the Company"), consummated a business combination (the "Business Combination") with Utz Brands Holdings, LLC ("UBH") pursuant to the terms of the Business Combination Agreement, dated as of June 5, 2020 (the "Business Combination Agreement"), entered into by and among the Company, UBH, and Series U of UM Partners, LLC ("Series U") and Series R of UM Partners, LLC ("Series R" and together with Series U, the "Continuing Members"). Additional information about the Business Combination can be found in our Annual Report on Form 10-K for the year ended January 2, 2022.
Throughout this Quarterly Report on Form 10-Q, unless otherwise noted "the Company", "we", "us", "our", "UBI" and "Utz" refer to Utz Brands, Inc. and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the Company’s business. Specifically, forward-looking statements may include statements relating to:

•The financial position, capital structure, indebtedness, business strategy and plans and objectives of management for future operations
•The benefits of the Business Combination and subsequent acquisitions, dispositions and similar transactions;
•The future performance of, and anticipated financial impact on, the Company;
•Expansion plans and opportunities; and
•Other statements preceded by, followed by or that include the words "may," "can," "should," "will," "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" or similar expressions.

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
As a result of a number of known and unknown risks and uncertainties, the Company’s results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ are described under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended January 2, 2022. There have been no material changes to our risk factors since the filing of the Form 10-K.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
April 3, 2022 and January 2, 2022
(In thousands)

	As of April 3, 2022	As of January 2, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$14,899	$41,898
Accounts receivable, less allowance of $1,302 and $1,391, respectively	148,432	131,388
Inventories	93,778	79,517
Prepaid expenses and other assets	17,042	18,395
Current portion of notes receivable	6,401	6,706
Total current assets	280,552	277,904
Non-current Assets
Property, plant and equipment, net	298,656	303,807
Goodwill	915,490	915,438
Intangible assets, net	1,130,208	1,142,509
Non-current portion of notes receivable	19,614	20,725
Other assets	78,505	55,963
Total non-current assets	2,442,473	2,438,442
Total assets	$2,723,025	$2,716,346
LIABILITIES AND EQUITY
Current Liabilities
Current portion of term debt	$11,414	$11,414
Current portion of other notes payable	13,057	9,957
Accounts payable	104,967	95,369
Accrued expenses and other	53,356	71,280
Total current liabilities	182,794	188,020
Non-current portion of term debt and revolving credit facility	852,722	830,548
Non-current portion of other notes payable	23,129	24,709
Non-current accrued expenses and other	56,109	55,838
Non-current warrant liability	44,280	46,224
Deferred tax liability	136,837	136,334
Total non-current liabilities	1,113,077	1,093,653
Total liabilities	1,295,871	1,281,673
Commitments and Contingencies
Equity
Shares of Class A Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 78,597,175 and 77,644,645 shares issued and outstanding as of April 3, 2022 and January 2, 2022, respectively.	8	8
Shares of Class V Common Stock, $0.0001 par value; 61,249,000 shares authorized; 59,349,000 shares issued and outstanding as of April 3, 2022 and January 2, 2022.	6	6
Additional paid-in capital	909,144	912,574
Accumulated deficit	(254,168)	(236,598)
Accumulated other comprehensive income	19,558	3,715
Total stockholders' equity	674,548	679,705
Noncontrolling interest	752,606	754,968
Total equity	1,427,154	1,434,673
Total liabilities and equity	$2,723,025	$2,716,346
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the thirteen weeks ended April 3, 2022 and April 4, 2021
(In thousands, except share information)
(Unaudited)

	Thirteen weeks ended April 3, 2022	Thirteen weeks ended April 4, 2021
Net sales	$340,767	$269,182
Cost of goods sold	236,960	173,941
Gross profit	103,807	95,241

Selling, distribution, and administrative expenses
Selling and distribution	88,110	56,728
Administrative	38,551	29,933
Total selling, distribution, and administrative expenses	126,661	86,661

Gain on sale of assets, net	367	719

(Loss) income from operations	(22,487)	9,299

Other (expense) income
Interest expense	(9,103)	(10,861)
Other income	520	718
Gain (loss) on remeasurement of warrant liability	1,944	(21,501)
Other (expense) income, net	(6,639)	(31,644)

Loss before taxes	(29,126)	(22,345)
Income tax expense	2,772	1,004
Net loss	(31,898)	(23,349)

Net loss attributable to noncontrolling interest	14,328	820
Net loss attributable to controlling interest	$(17,570)	$(22,529)

Earnings (loss) per Class A Common stock: (in dollars)
Basic & diluted	$(0.22)	$(0.30)

Weighted-average shares of Class A Common stock outstanding
Basic & diluted	78,572,404	75,927,005

Net loss	$(31,898)	$(23,349)
Other comprehensive income:
Change in fair value of interest rate swap	27,809	822
Comprehensive loss	(4,089)	(22,527)
Net comprehensive loss attributable to noncontrolling interest	2,362	—
Net comprehensive loss attributable to controlling interest	$(1,727)	$(22,527)

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
For the thirteen weeks ended April 3, 2022 and April 4, 2021
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 3, 2021	71,094,714	$7	60,349,000	$6	$793,461	$(241,490)	$924	$552,908	$831,994	$1,384,902
Conversion of warrants	4,976,717	—		—	144,659	—	—	144,659	(32,714)	111,945
Share-based compensation	410,402	—		—	2,883	—	—	2,883	—	2,883
Net loss		—		—	—	(22,529)	—	(22,529)	(820)	(23,349)
Other comprehensive income		—		—	—	—	822	822	—	822
Balance at April 4, 2021	76,481,833	$7	60,349,000	$6	$941,003	$(264,019)	$1,746	$678,743	$798,460	$1,477,203

Balance at January 2, 2022	77,644,645	$8	59,349,000	$6	$912,574	$(236,598)	$3,715	$679,705	$754,968	$1,434,673
Payments of tax withholding requirements for employee stock awards		—		—	(6,217)	—	—	(6,217)	—	(6,217)
Share-based compensation	952,530	—		—	1,379	—	—	1,379	—	1,379
Tax impact arising from share issuance		—		—	1,408	—	—	1,408	—	1,408
Net loss		—		—	—	(17,570)	—	(17,570)	(14,328)	(31,898)
Other comprehensive income		—		—	—	—	15,843	15,843	11,966	27,809
Balance at April 3, 2022	78,597,175	$8	59,349,000	$6	$909,144	$(254,168)	$19,558	$674,548	$752,606	$1,427,154

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the thirteen weeks ended April 3, 2022 and April 4, 2021
(In thousands)
(Unaudited)

	Thirteen weeks ended April 3, 2022	Thirteen weeks ended April 4, 2021
Cash flows from operating activities
Net loss	$(31,898)	$(23,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment and other charges	3,319	—
Depreciation and amortization	22,121	19,407
(Gain) loss on remeasurement of warrant liability	(1,944)	21,501
Gain on sale of assets	(367)	(719)
Share-based compensation	1,379	2,883
Deferred taxes	1,912	1,061
Deferred financing costs	341	2,870
Changes in assets and liabilities:
Accounts receivable, net	(17,044)	(11,176)
Inventories	(14,261)	(7,040)
Prepaid expenses and other assets	(26)	866
Accounts payable and accrued expenses and other	464	(19,487)
Net cash used in operating activities	(36,004)	(13,183)
Cash flows from investing activities
Acquisitions, net of cash acquired	(75)	(25,189)
Purchases of property and equipment	(8,137)	(2,134)
Purchases of intangibles	—	(1,200)
Proceeds from sale of property and equipment	1,138	391
Proceeds from sale of routes	4,604	1,450
Proceeds from the sale of IO notes	—	2,295
Proceeds from insurance claims	2,000	—
Notes receivable, net	221	(924)
Net cash used in investing activities	(249)	(25,311)
Cash flows from financing activities
Line of credit borrowings, net	20,000	15,000
Borrowings on term debt and notes payable	8,726	720,000
Repayments on term debt and notes payable	(9,066)	(783,735)
Payment of debt issuance cost	—	(8,372)
Payments of tax withholding requirements for employee stock awards	(6,217)	—
Exercised warrants	—	57,232
Dividends	(4,189)	(4,261)
Distribution to noncontrolling interest	—	(181)
Net cash provided by (used in) financing activities	9,254	(4,317)
Net decrease in cash and cash equivalents	(26,999)	(42,811)
Cash and cash equivalents at beginning of period	41,898	46,831
Cash and cash equivalents at end of period	$14,899	$4,020
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying consolidated financial statements comprise the financial statements of Utz Brands, Inc. ("UBI" or the "Company", formerly Collier Creek Holdings ("CCH")) and its wholly owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). They do not include all information and notes required by US GAAP for annual financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s financial statements for the year ended January 2, 2022. The balance sheet as of January 2, 2022 has been derived from the audited combined financial statements as of and for the year ended January 2, 2022. In the opinion of management, such financial information reflects all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with the US GAAP. Operating results for the interim period are not necessarily indicative of the results that may be expected for any future period or for the full year. The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited combined financial statements and notes thereto for the year ended January 2, 2022.
All intercompany transactions and balances have been eliminated in consolidation.
Reclassification – Certain prior year amounts have been reclassified for consistency with the current year presentation. In our Q1 Consolidated Statement of Profit and Loss and Consolidated Statement of Cash flows, we began combining gain on disposal of property, plant and equipment, net and gain on sale of routes, net, into one line item as gain on sale of assets to simplify our reporting presentation. The reclassification had no impact on total operating costs, earnings from operations, net earnings, earnings per share or total equity.
Operations – The Company through its subsidiary, Utz Quality Foods, LLC ("UQF"), is a premier producer, marketer and distributor of snack food products since 1921. The Company has steadily expanded its distribution channels to where it now sells products to supermarkets, mass merchants, club stores, dollar and discount stores, convenience stores, independent grocery stores, drug stores, food service, vending, military, and other channels in most regions of the United States through routes to market that include direct-store-delivery, direct to warehouse, and third-party distributors. The Company manufactures and distributes a full line of high-quality salty snack items, such as potato chips, tortilla chips, pretzels, cheese balls, pork skins, party mixes, and popcorn. The Company also sells dips, crackers, dried meat products and other snack food items packaged by other manufacturers.
Cash and Cash Equivalents – The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. The majority of the Company’s cash is held in financial institutions with insurance provided by the Federal Deposit Insurance Corporation ("FDIC") of $250,000 per depositor. At various times, account balances may exceed federally insured limits.
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
The benefit of tax positions taken or expected to be taken in the Company’s income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, distribution, and administrative expenses ("SD&A"). As of April 3, 2022 and January 2, 2022, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next fiscal year.
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
As the Company has early adopted the FASB Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other ("Topic 350"): Simplifying the Test for Goodwill Impairment, the Company is required to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.

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
For the latest qualitative analysis performed, which took place on the first day of the fourth quarter of 2021, we had taken into consideration all the events and circumstances listed in FASB ASC 350, Intangibles—Goodwill and Other, in addition to other entity-specific factors that had taken place. We have determined that there was no significant impact that affected the fair value of the reporting unit through April 3, 2022. Therefore, we have determined that it was not necessary to perform a quantitative goodwill impairment test for the reporting unit.

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
The Company offers various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade customer or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. The Company has reserves in place of $26.3 million as of April 3, 2022 and $26.5 million as of January 2, 2022. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.
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

Distributor Buyouts - During the first fiscal quarter of 2022, we bought out and terminated the contracts of multiple third-party distributors who had previously been providing services to the Company. These transactions were accounted for as contract terminations and resulted in expense of $23.0 million for thirteen weeks ended April 3, 2022, and are included within selling and distribution expense on the consolidated statement of operations and comprehensive loss.
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
Recently Issued Accounting Standards – In December 2019, the FASB issued "ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("Topic 740"). This Accounting Standards Update ("ASU") is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. For public business entities, ASU 2019-12 was effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. We adopted this standard upon the loss of our emerging growth status as of January 2, 2022. Adoption of the new standard did not have a material impact on our consolidated financial statements.

In March 2020, the FASB issued "ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting". This ASU provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate ("LIBOR") or another reference rate expected to be discontinued as a result of reference rate reform. ASU No. 2020-04 is elective and effective as of March 12, 2020 through December 31, 2022. Once elected, this ASU must be applied prospectively for all eligible contract modifications. The Company will adopt this guidance when relevant contracts are modified upon transition to alternative reference rates. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures.

In June 2016, ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments ("Topic 326") was issued. This ASU requires entities to measure the impairment of certain financial instruments, including accounts receivables, based on expected losses rather than incurred losses. This ASU is effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted, and will be effective for the Company beginning in 2023. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures.
2.ACQUISITIONS
Vitner's

On January 11, 2021, the Company announced that its subsidiary, UQF, entered into a definitive agreement with Snak-King Corp. to acquire certain assets of the C.J. Vitner business ("Vitner's acquisition" or "acquisition of Vitner's"), a leading brand of salty snacks in the Chicago, IL area. The Company closed this transaction on February 8, 2021 and the purchase price of approximately $25.2 million was funded from current cash-on-hand. The provisional fair values to which the purchase price was allocated were $2.9 million to trademarks, $0.8 million to customer relationships, $1.7 million to DSD routes, $1.9 million of other net assets, and $17.9 million to goodwill. The trademarks and customer relationships are being amortized over a period of 15 years. As of February 8, 2022, the purchase price allocation had been finalized.

Festida Foods

On May 11, 2021, the Company announced that its subsidiary, UQF, entered into a definitive agreement with Great Lakes Festida Holdings, Inc. to acquire all assets including real estate located in Grand Rapids, Michigan related to the operations of Festida Foods ("Festida Foods acquisition" or "acquisition of Festida Foods"), a manufacturer of tortilla chips, corn chips, and pellet snacks, and the largest manufacturer of tortilla chips for the Company's ON THE BORDER® brand. The Company closed this transaction on June 7, 2021 and the purchase price of approximately $40.3 million was funded in part from incremental financing on an existing term loan.

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

The customer relationships are being amortized over a period of 10 years. As of April 3, 2022, the purchase price allocation has not been finalized. We expect to finalize the valuation report and complete the purchase price allocation no later than one-year from the acquisition date.

RW Garcia

On November 2, 2021, the Company announced that its subsidiaries, entered into a definitive agreement to acquire the equity of R.W. Garcia Holdings, LLC and its' wholly-owned subsidiary R.W. Garcia Co., Inc. ("RW Garcia"), an artisan maker of high-quality organic tortilla chips, crackers, and corn chips ("RW Garcia acquisition"). The Company closed on this transaction on December 6, 2021, and the cash purchase price of approximately $57.8 million funded in part from a draw on the Company's line of credit and cash on hand. In addition to this acquisition on December 6, 2021, the Company closed on an acquisition of a manufacturing facility of which RW Garcia was a tenant. The cost of the manufacturing facility was approximately $6.0 million .

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed by the Company for the RW Garcia acquisition at the date of the acquisition:

(in thousands)
Purchase consideration	$56,430
Tax consideration	1,414
Total consideration	57,844
Assets acquired:
Cash	5,401
Accounts receivable	4,660
Inventory	5,674
Prepaid expenses and other assets	2,105
Property, plant and equipment	20,210
Trade name	3,100
Customer relationships	4,720
Total assets acquired:	45,870
Liabilities assumed:
Accounts payable	6,017
Accrued expenses	1,838
Deferred tax liability	6,140
Total liabilities assumed:	13,995
Net identifiable assets acquired	31,875
Goodwill	$25,969

The trade name and customer relationships are being amortized over a period of 15 years. As of April 3, 2022, the purchase price allocation has not been finalized. We expect to finalize the valuation report and complete the purchase price allocation no later than one-year from the acquisition date.

3.INVENTORIES
Inventories consisted of the following:

(in thousands)	As of April 3, 2022	As of January 2, 2022
Finished goods	$53,166	$43,533
Raw materials	33,599	29,428
Maintenance parts	7,013	6,556
Total inventories	$93,778	$79,517

4.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

(in thousands)	As of April 3, 2022	As of January 2, 2022
Land	$25,750	$25,886
Buildings	98,675	98,664
Machinery and equipment	214,972	214,319
Land improvements	3,443	3,393
Building improvements	3,288	3,048
Construction-in-progress	19,104	13,745
	365,232	359,055
Less: accumulated depreciation	(66,576)	(55,248)
Property, plant and equipment, net	$298,656	$303,807
Depreciation expense was $12.4 million and $9.9 million for the thirteen weeks ended April 3, 2022 and April 4, 2021, respectively. Depreciation expense is classified in cost of goods sold, selling, distribution, and administrative expenses on the consolidated statements of operations and comprehensive loss.
5.GOODWILL AND INTANGIBLE ASSETS, NET
A rollforward of goodwill is as follows:

(in thousands)
January 2, 2022	$915,438
RW Garcia acquisition adjustment	52
Balance as of April 3, 2022	$915,490
For the first fiscal quarter of 2022, the change to goodwill was attributable to the RW Garcia acquisition adjustment.
Intangible assets, net, consisted of the following:

(in thousands)	As of April 3, 2022	As of January 2, 2022
Subject to amortization:
Distributor/customer relationships	$677,930	$677,930
Technology	—	43
Trademarks	63,850	63,850
Master distribution rights	—	2,221
Amortizable assets, gross	741,780	744,044
Accumulated amortization	(54,401)	(45,224)
Amortizable assets, net	687,379	698,820
Not subject to amortization:
Trade names	434,513	434,513
Route assets	8,316	9,176
Intangible assets, net	$1,130,208	$1,142,509

Previously, we were granted certain exclusive distribution rights for certain products manufactured by another manufacturer. During the first fiscal quarter of 2022 we shifted our relationship with that manufacturer and worked with them to help convert that shelf space to Company-branded products. As a result, we recorded impairment expense of $2.0 million and the amortizable master distribution rights decreased by $2.2 million. There were no other significant changes to intangible assets during the thirteen weeks ended April 3, 2022 other than those which arise from the normal course of business of buying and selling of Company owned route assets and amortization.
Amortization of the distributor/customer relationships, technology, and trade names amounted to $9.4 million and $9.5 million for the thirteen weeks ended April 3, 2022 and April 4, 2021, respectively. Amortization expense is classified in administrative expenses on the consolidated statements of operations and comprehensive loss.
6.NOTES RECEIVABLE
The Company has undertaken a program in recent years to sell company-managed DSD distribution routes to IOs. Contracts are executed between the Company and the IO for the sale of the product distribution route, including a note in favor of the Company, in certain cases. The notes bear interest at rates ranging from 0.00% to 8.55% with terms ranging generally from one to ten years. The notes receivable balances due from IOs at April 3, 2022 and January 2, 2022 totaled $25.8 million and $27.2 million, respectively, and are collateralized by the routes for which the loans are made. Of the balance at April 3, 2022 and January 2, 2022, $22.9 million and $24.8 million, respectively relates to corresponding notes payable, as discussed in further detail within Note 8. "Long-Term Debt".
Other notes receivable totaled $0.2 million and $0.2 million as of April 3, 2022 and January 2, 2022, respectively.
7.ACCRUED EXPENSES AND OTHER
Current accrued expenses and other consisted of the following:

(in thousands)	As of April 3, 2022	January 2, 2022
Accrued compensation and benefits	$15,183	$20,081
Right-of-use liability	10,742	9,152
Accrued freight and manufacturing related costs	8,817	8,928
Insurance liabilities	7,779	8,620
Acquisition tax consideration	1,594	5,660
Accrued interest	494	371
Short term interest rate hedge liability	150	4,548
Accrued dividends	—	4,189
Accrued sales tax	—	1,300
Other accrued expenses	8,597	8,431
Total accrued expenses and other	$53,356	$71,280
Non-current accrued expenses and other consisted of the following:

(in thousands)	As of April 3, 2022	As of January 2, 2022
Right-of-use liability	$24,445	$23,226
Tax Receivable Agreement liability	24,336	24,443
Supplemental retirement and salary continuation plans	7,245	8,117
Other long term accrued expenses	83	52
Total accrued expenses and other	$56,109	$55,838

8.LONG-TERM DEBT
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (as amended, the "ABL facility"), pursuant to the terms of that certain First Lien Term Loan Credit Agreement, dated November 21, 2017 (the "Credit Agreement"). On April 1, 2020, the ABL facility was amended to increase the credit limit up to $116.0 million and to extend the maturity through August 22, 2024. On December 18, 2020, the ABL facility was amended to increase the credit limit up to $161.0 million. As of April 3, 2022 and January 2, 2022, $56.0 million and $36.0 million, respectively, were outstanding under this facility. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit. As of April 3, 2022 and January 2, 2022, $80.8 million and $96.9 million, respectively, was available for borrowing, net of letters of credit. The facility bears interest at an annual rate based on LIBOR plus an applicable margin of 1.50% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.50% (ranging from 0.50% to 1.00%). Had the Company elected to use the Prime rate, the interest rate on the facility as of April 3, 2022 and April 4, 2021, would have been 3.75%. The Company elected to use the LIBOR rate, the interest rate on the ABL facility as of April 3, 2022 was 1.95%. The Company elected to use the LIBOR rate as of April 4, 2021 and the interest rate was 1.61%. The ABL facility is also subject to unused line fees (0.5% at April 3, 2022) and other fees and expenses.
Standby letters of credit in the amount of $10.3 million have been issued as of April 3, 2022 and January 2, 2022. The standby letters of credit are primarily issued for insurance purposes.
Term Loans
On December 14, 2020, the Company entered into a Bridge Credit Agreement with a syndicate of banks, led by Bank of America, N.A. (the "Bridge Credit Agreement"). The proceeds of the Bridge Credit Agreement were used to fund the Company’s acquisition of Truco and the IP Purchase from OTB Acquisition, LLC, in which the Company withdrew $490.0 million to finance the Truco Holdco Inc. ("Truco" and such acquisition, the "Truco Acquisition") and purchase and acquisition of certain intellectual property from OTB Acquisition, LLC (the "IP Purchase"),. The Bridge Credit Agreement bears interest at an annual rate based on 4.25% Base plus 1 month LIBOR with scheduled incremental increases to the base rate, as defined in the Bridge Credit Agreement. The loan converts into an Extended Term Loan if the Loan remains open 365 days after the closing date. As of January 3, 2021, the outstanding balance of the Bridge Credit Agreement was $370.0 million, with $120.0 million being repaid from the redemption of the Company's warrants. Commitment fees and deferred financing costs on the Bridge Credit Agreement totaled $7.2 million, of which $2.6 million was expended in the thirteen weeks ended April 4, 2021. In connection with Amendment No. 2 to the Credit Agreement, and a $12.0 million repayment in the first quarter of 2021, the outstanding balance of $370.0 million was repaid in full.
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
The First Lien Term Loan, the Secured First Lien Note, Term Loan B, and the ABL facility are collateralized by substantially all of the assets and liabilities of the Company. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of the Company. The Company was in compliance with its financial covenant as of April 3, 2022.

Debt (in thousands)	Issue Date	Principal Balance	Interest Rate	Maturity Date	April 3, 2022	January 2, 2022
Term loan B	June-21	$795,000	3.21%	January-28	$785,248	$787,236
Equipment loans					30,476	26,655
Revolving credit facility					56,000	36,000
Net impact of debt issuance costs and original issue discounts					(7,588)	(7,929)
Total long-term debt					864,136	841,962
Less: current portion					(11,414)	(11,414)
Long term portion of term debt and financing obligations					$852,722	$830,548
Other Notes Payable and Capital Leases
During the first fiscal quarter of 2022, we bought out and terminated the contracts of multiple distributors who had previously been providing services to the Company. These transactions were accounted for as contract terminations and resulted in expense of $23.0 million for the thirteen weeks ended April 3, 2022. As a condition of our buyout of distributors an additional $4.1 million is expected to be paid out and is included in other in the table below.
During the third quarter of 2021, the Company recorded liabilities related primarily to reclaiming distribution rights from distributors, of which $1.3 million was outstanding as of April 3, 2022 and January 2, 2022, respectively.
During the first fiscal quarter of 2020, the Company purchased intellectual property that include a deferred purchase price of $0.5 million, of which $0.3 million is outstanding as of April 3, 2022 and January 2, 2022, respectively.
Amounts outstanding under notes payable consisted of the following:

(in thousands)	As of April 3, 2022	As of January 2, 2022
Note payable – IO notes	$22,387	$24,822
Capital lease	8,229	8,166
Other	5,570	1,678
Total notes payable	36,186	34,666
Less: current portion	(13,057)	(9,957)
Long term portion of notes payable	$23,129	$24,709
During fiscal 2019, the Company sold $33.2 million of notes receivable from IOs on its books for $34.1 million in a series of transactions to a financial institution. During fiscal 2021, the Company sold an additional $11.8 million of notes receivable from IOs on its books for $12.5 million in a series of transactions to a financial institution. Due to the structure of the transactions, they did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding notes receivable also remained on the Company’s books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through March 2032. The Company partially guarantees the outstanding loans, as discussed in further detail within Note 11. "Contingencies". These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.

Interest Expense
Interest expense consisted of the following:

(in thousands)	Thirteen weeks ended April 3, 2022	Thirteen weeks ended April 4, 2021
Company’s ABL facility and other long-term debt	$8,331	$7,574
Amortization of deferred financing fees	341	2,870
IO loans	431	417
Total interest	$9,103	$10,861
9.DERIVATIVE FINANCIAL INSTRUMENTS AND PURCHASE COMMITMENTS
Derivative Financial Instruments
To reduce the effect of interest rate fluctuations, the Company entered into a three year interest rate swap contract on September 6, 2019, with an effective date of September 30, 2019, with a counter party to make a series of payments based on a fixed interest rate of 1.339% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams are based on a notional amount of $250 million. On December 21, 2021, with an effective date of December 31, 2021, the Company entered into an accreting interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.3885% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams are based on a notional amount of $250 million, accreting to $500 million and maturing on September 30, 2026. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At April 3, 2022, the effective fixed interest rate on the long-term debt hedged by these contracts was 3.94%. For further treatment of the Company’s interest rate swap, refer to "Note 10. Fair Value Measurements" and "Note 12. Accumulated Other Comprehensive Income."
Warrant Liabilities
The Company has outstanding warrants which are accounted for as derivative liabilities pursuant to ASC 815-40. See Note 15. "Warrants" for additional information on our warrant liabilities. A reconciliation of the changes in the warrant liability during the thirteen weeks ended April 3, 2022 is as follows:

(in thousands)
Fair value of warrant liabilities as of January 2, 2022	$46,224
Gain on remeasurement of warrant liability	(1,944)
Fair value of warrant liabilities as of April 3, 2022	$44,280

Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $46.3 million as of April 3, 2022. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment losses totaling $0.0 million for the thirteen weeks ended April 3, 2022 and April 4, 2021.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of April 3, 2022:

(in thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$14,899	$—	$—	$14,899
Interest rate swaps	—	25,593	—	25,593
Total assets	$14,899	$25,593	$—	$40,492
Liabilities
Commodity contracts	$—	$54	$—	$54
Interest rate swaps	—	174	—	174
Private placement warrants	—	44,280	—	44,280
Debt	—	864,136	—	864,136
Total liabilities	$—	$908,644	$—	$908,644
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of January 2, 2022:

(in thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$41,898	$—	$—	$41,898
Interest rate swaps	—	2,208	—	2,208
Total assets	$41,898	$2,208	$—	$44,106
Liabilities
Commodity contracts	$—	$54	$—	$54
Interest rate swaps	—	4,600	—	4,600
Private placement warrants	—	46,224	—	46,224
Debt	—	841,962	—	841,962
Total liabilities	$—	$892,840	$—	$892,840
11.CONTINGENCIES
Litigation Matters
The Company is involved in litigation and other matters incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations or cash flows.

Tax Matters
The Company received an assessment from the Commonwealth of Pennsylvania pursuant to a sales and use tax audit for the period from January 1, 2014 through December 31, 2016. As of January 2, 2022, the Company had a reserve of $1.3 million to cover the assessment. On January 7, 2022, the Company settled the audit with the Commonwealth of Pennsylvania for $0.9 million.
Guarantees
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $2.0 million and $2.2 million at April 3, 2022 and January 2, 2022, respectively, all of which was recorded by the Company as an off balance sheet arrangement. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $22.2 million and $18.6 million at April 3, 2022 and January 2, 2022, respectively, which are off balance sheet. As discussed in Note 8. "Long-Term Debt", the Company also sold notes receivable on its books to Bank of America during fiscal 2019 and fiscal 2021, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at April 3, 2022 and January 2, 2022 was $18.5 million and $19.7 million, respectively. Due to the structure of the transactions, the sale did not qualify for sale accounting treatment, as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding note receivable also remained on the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $4.4 million and $4.9 million at April 3, 2022 and January 2, 2022, respectively, all of which were included included in the Company's consolidated balance sheets. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
12.ACCUMULATED OTHER COMPREHENSIVE INCOME
Total accumulated other comprehensive income was $31.5 million as of April 3, 2022 and $3.7 million as of January 2, 2022. Total accumulated other comprehensive income consists solely of unrealized gains from the Company’s derivative financial instruments accounted for as cash flow hedges.
Changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gain on Cash Flow Hedges
Balance as of January 3, 2021	$924
Unrealized gain on cash flow hedges	822
Balance as of April 4, 2021	$1,746

Balance as of January 2, 2022	$3,715
Unrealized gain on cash flow hedges	27,809
Balance as of April 3, 2022	$31,524

13.SUPPLEMENTARY CASH FLOW INFORMATION

(in thousands)	Thirteen weeks ended April 3, 2022	Thirteen weeks ended April 4, 2021
Cash paid for interest	$9,627	$9,787
Refunds related to income taxes	$4,075	$182
Payments for income taxes	$107	$—
Dividends paid	$4,189	$4,261
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

The Company recorded income tax expense of $2.8 million and $1.0 million for the thirteen weeks ended April 3, 2022 and April 4, 2021, respectively. The effective tax rates for the thirteen weeks ended April 3, 2022 and April 4, 2021 were (9.5)% and (4.5)%, respectively. The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of UBH, which is a partnership, is not taxed at the Company level, and is required to allocate some of its taxable results to the Continuing Members, as well as state taxes and the fair value impact of warrant liabilities. The Company’s effective tax rate for the thirteen weeks ended April 3, 2022 is (7.2)% before consideration of any discrete items. During the thirteen weeks ended April 3, 2022, the effective tax rate was impacted by statutory state tax rate changes which resulted in a discrete tax expense of $0.5 million.

The Company regularly evaluates valuation allowances established for deferred tax assets ("DTA's") for which future realization is uncertain. The Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit use of the existing DTA's. As of April 3, 2022, a significant piece of objective negative evidence evaluated was the twelve-quarter cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTA's such as the investment in Utz Brands Holdings, LLC, federal operating losses subject to annual limitations due to "change in ownership" provisions, and state net operating losses where the Company does not expect to continue to have nexus. Therefore, a valuation allowance has been recorded against the DTA's for which it is more-likely-than-not they will not be realized. The Company has DTA’s related to its investment in partnership that are expected to be realized in the ordinary course of operations or generate future net operating losses for which a portion will have an indefinite carryforward period. Additionally, the Company has deferred tax liabilities ("DTL’s") related to its investment in the partnership that will not reverse in the ordinary course of business and will only reverse when the partnership is sold or liquidated. The Company has no intention of disposing of or liquidating the partnership and therefore has not considered the indefinite lived DTL as a source of income to offset other DTA’s. In weighing positive and negative evidence, both objective and subjective, including its twelve-quarter cumulative loss, the Company has recorded a valuation allowance against its DTA’s related to net operating losses and deductible book/tax differences and recorded a DTL primarily related to the book over tax basis in the investment in the partnership that will not reverse in the ordinary course of operations. The Company considered that an indefinite lived DTL may be considered as a source of taxable income for an indefinite lived DTA; however, given our indefinite lived DTL will only reverse upon sale or liquidation, the Company determined that it was more appropriate to record a valuation allowance against its DTA’s. The amount of DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

As of April 3, 2022, tax years 2018 through 2022 remain open and subject to examination by the Internal Revenue Service and the majority of the states where the Company has nexus, and tax years 2017 through 2022 remain open and subject to examination in selected states that have a longer statute of limitations.

Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of April 3, 2022 and January 2, 2022.

Tax receivable agreement liability

Pursuant to an election under section 754 of the Internal Revenue Code, the Company obtained an increase in its share of the tax basis in the net assets of UBH when it was deemed to purchase UBH units from the third party members of UBH and purchased UBH units from the Continuing Members per the Business Combination. The Continuing Members have the option to exchange UBH units for UBI common stock post-Business Combination. The Company intends to treat any such exchanges as direct purchases for U.S. federal income tax purposes, which is expected to further increase its share of the tax basis in the net assets of UBH. The increases in tax basis may reduce the amounts the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

Pursuant to the Business Combination Agreement, the Company entered into the Tax Receivable Agreement in connection with the Business Combination (the "Tax Receivable Agreement" or "TRA") , which provides for the payment by the Company of 85% of the amount of any tax benefits realized as a result of (i) increases in the share of the tax basis in the net assets of UBH resulting from the Business Combination and any future exchanges by the Continuing Members of UBH units for UBI common stock; (ii) tax basis increases attributable to payments made under the TRA; and (iii) tax amortization deductions attributable to the acquisition of Kennedy Endeavors, LLC and the election to treat the transaction as an asset deal for tax purposes (the "TRA Payments"). The rights of each party under the TRA other than the Company are assignable, subject to certain restrictions. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable, among other factors.

As of April 3, 2022 and January 2, 2022, the Company had a liability of $24.5 million and $24.6 million, respectively, related to its projected obligations under the TRA, which is reflected as a non-current accrued expense in the consolidated balance sheet.

15.WARRANTS

Prior to the Business Combination, CCH issued 15,833,332 warrants that were initially sold by CCH in its initial public offering of securities (the "Public Warrants"), including 1,166,666 warrants issued pursuant to those certain Forward Purchase Agreements entered into by CCH, the Sponsor, and the independent directors of CCH (the "Forward Purchase Agreements") that were issued at the closing of the Business Combination as part of the Forward Purchase Agreement discussed below (the "Forward Purchase Warrants"), and 7,200,000 warrants initially sold to the Sponsor simultaneously with the closing of its initial public offering (the "Private Placement Warrants," collectively, with the Public Warrants and Forward Purchase Warrants, the "Warrants"). As a result of the Business Combination, the Company assumed the CCH warrants and such warrants are now exercisable for shares of UBI Class A Common Stock instead of Class A ordinary shares of CCH. All other features of the warrants remain unchanged. On December 14, 2020, the Company provided notice to the holders of the Public Warrants and Forward Purchase Warrants that their warrants would be redeemed in accordance with the original terms on January 14, 2021. As of April 3, 2022 and January 2, 2022, there were 7,200,000 Private Placement Warrants outstanding.

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

We account for the Warrants as derivative liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity ("ASC 815-40"), due to certain settlement provisions in the corresponding warrant agreement that do not meet the criteria to be classified in stockholders’ equity. Pursuant to ASC 815-40, the Warrants are now classified as a liability at fair value on the Company’s consolidated balance sheet, and the change in the fair value of such liability in each period is recognized as a non-cash gain or loss in the Company’s consolidated statements of operations and comprehensive loss. The Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the Warrants recognized.

The remeasurement of the warrant liability resulted in a gain (loss) of $1.9 million and $(21.5) million for the thirteen weeks ended April 3, 2022 and April 4, 2021, respectively.

16.BUSINESS RISK
The novel coronavirus, or COVID-19, outbreak began impacting consumption, distribution and production of our products in March 2020. We have taken necessary preventive actions and implemented additional measures to protect our employees that work on site. We continue to experience higher demand for our products compared to historical volumes, and we are servicing that demand by increasing production and distribution activities. Generally, producers of food products, including salty snacks, have been deemed "essential industries" by federal, state, and local governments and are exempt from certain COVID-19-related restrictions on business operations. Our strategic manufacturing capabilities and DSD distribution network have allowed us to effectively service increases in demand and be responsive to evolving market dynamics driven by changes in consumer behavior. During this time we experienced significant inflationary pressures on input and supply chain costs. We continue to monitor these pressures and have implemented some pricing actions in response. Additionally, we continue to monitor customer and consumer demands and stand ready to adapt our plans to meet changes in demand.
17. EQUITY

Class A Common Stock

The Company is authorized to issue 1,000,000,000 shares of Class A Common Stock, par value $0.0001 per share, of which 78,597,175 and 77,644,645 shares of UBI were issued and outstanding on April 3, 2022 and January 2, 2022, respectively. Upon the closing of the Business Combination, all shares of CCH Class A ordinary shares, including 3,500,000 Forward Purchase Class A Ordinary Shares of CCH that were issued at the closing of the Business Combination as part of the Forward Purchase Agreement discussed below, and Class B ordinary shares, less shareholder redemptions, were converted on a one-for-one basis into shares of Class A Common Stock, including 2,000,000 shares of Class B Common Stock initially issued to the Sponsor, which immediately vested upon the closing of the Business Combination and converted into shares of Class A Common Stock of the Company.

Class V Common Stock

The Company is also authorized to issue 61,249,000 shares of Class V Common Stock, par value of $0.0001 all of which were issued to the Continuing Members in connection with the closing of the Business Combination, Each of the Continuing Members' common limited liability company units of UBH along with a share of Class V Common Stock may be exchanged for one share of Class A Common Stock of the Company upon certain restrictions being satisfied. As of April 3, 2022 and January 2, 2022, there were 59,349,000 shares of Class V Common Stock outstanding.

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

18. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding during the periods. Diluted earnings (loss) per share is based on the weighted average number shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share-based awards outstanding during the periods.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

(in thousands, except share data)	Thirteen weeks ended April 3, 2022	Thirteen weeks ended April 4, 2021
Basic and diluted earnings per share:
Numerator:
Net loss attributable to common stockholders	$(17,570)	$(22,529)
Denominator:
Weighted average Class A Common Stock shares, basic	78,572,404	75,927,005
Basic and diluted earnings (loss) per share	$(0.22)	$(0.30)
Anti-dilutive securities excluded from diluted earnings per share calculation:
Warrants	1,901,376	4,092,590
RSUs	57,914	1,365,291
PSUs	40,545	142,541
Stock options	—	93,211
Total	1,999,835	5,693,633
Class V Common Stock not subject to earnings per share calculation	59,349,000	60,349,000
Net loss attributable to noncontrolling interest	$(14,328)	$(820)

The diluted earnings (loss) per share computation excludes the effect of certain RSUs, PSUs, and stock options granted to Directors and Management which convert to Class A Common Stock upon vesting, as their inclusion would have been anti-dilutive if the Company had positive earnings.

Shares of the Company’s Class V Common Stock do not participate in earnings or losses of the Company and, therefore, are not participating securities. The PSUs, RSUs, and 2020 LTIP RSUs were participating securities in the periods because the holders of these stock-based compensation awards are entitled to participate in dividends declared on Class A Common Stock, if and when declared, on a one-to-one per-share basis. As such, earnings per share calculations were completed under the two-class method. As of April 3, 2022 and January 2, 2022, the Continuing Members held 59,349,000 shares of Class V Common Stock issued and outstanding and also held an equal number of common limited liability company units of UBH, which comprise the noncontrolling interest. The net loss attributable to the noncontrolling interest was $14.3 million and $0.8 million for thirteen weeks ended April 3, 2022 and April 4, 2021, respectively.

19. SUBSEQUENT EVENTS
On April 7, 2022, our Board of Directors declared a cash dividend of $0.054 per share on our Class A Common Stock, to the stockholders of record on April 18, 2022. Total dividend payment of $4.2 million was executed on April 28, 2022.
On April 28, 2022, the Company purchased a brand new, recently completed snack food manufacturing facility in Kings Mountain, North Carolina from Evans Food Group Ltd. d/b/a Benestar Brands and related affiliates. The total purchase price of the facility was approximately $38.4 million, plus assumed liabilities of $1.3 million, and was funded with approximately $10.4 million in cash and $28.0 million of proceeds from the issuance and sale of 2.1 million shares of the Company’s Class A Common Stock to affiliates of Benestar in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited combined interim consolidated financial statements as of and for the thirteen weeks ended April 3, 2022, together with our audited combined consolidated financial statements for our most recently completed fiscal year set forth under Item 8 of our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A "Risk Factors" of our Annual Report on Form 10-K and other filings under the Exchange Act.

Our fiscal year end is the Sunday closest to December 31. Our fiscal year 2021 ended January 2, 2022 and was a fifty-two-week period and our fiscal year 2022 will end January 1, 2023 and is a fifty-two-week fiscal year. Our fiscal quarters are comprised of thirteen weeks each, except for fifty-three-week fiscal periods of which the fourth quarter is comprised of fourteen weeks, and end on the thirteenth Sunday of each quarter (fourteenth Sunday of the fourth quarter, when applicable).
Overview
We are a leading United States manufacturer of branded salty snacks. We produce a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, veggie snacks, pork skins, veggie snacks, pub/party mixes, and other snacks. Our iconic portfolio of authentic, craft, and "better for you" brands, which includes Utz®, ON THE BORDER®, Zapp’s®, Golden Flake®, Good Health®, Boulder Canyon®, Hawaiian® Brand, and TORTIYAHS!®, among others, enjoys strong household penetration in the United States, where our products can be found in approximately 49% of U.S. households. We operate 17 manufacturing facilities with a broad range of capabilities, and our products are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors, and approximately 2,000 direct-store-delivery ("DSD") routes. Our company was founded in 1921 in Hanover, Pennsylvania, and benefits from over 100 years of brand awareness and heritage in the salty snack industry. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2021 retail sales, we are the second-largest producer of branded salty snacks in our Core geographies. We have historically expanded our geographic reach and product portfolio organically and through acquisitions.
Key Developments and Trends
Our management team monitors a number of developments and trends that could impact our revenue and profitability objectives.
Long-Term Demographics, Consumer Trends, and Demand – We participate in the attractive and growing $31 billion U.S. salty snacks category, within the broader $105 billion market for U.S. snack foods as of January 2, 2022. The salty snacks category has grown retail sales at an approximately 7.1% compound annual growth rate ("CAGR") from 2017 through 2021 with a major spike in 2020 driven by COVID-19 consumption. In the last few years, snacking occasions have been on the rise as consumers increasingly seek out convenient, delicious snacks for both on-the-go and at-home lifestyles. Additionally, the salty snacks category has historically benefited from favorable competitive dynamics, including low private label penetration and category leaders competing primarily through marketing and innovation. We expect these consumer and category trends to continue to drive strong retail sales growth for salty snacks.
As a staple food product with resilient consumer demand and a predominantly domestic supply chain, the salty snack category is well positioned to navigate periods of economic disruption or other unforeseen global events. The U.S. salty snack category has demonstrated strong performance through economic downturns historically, growing at a 4% CAGR from 2007 to 2010 during the last recession. More recently, the U.S. salty snack category demonstrated strong performance during the novel coronavirus ("COVID-19") pandemic which began in March 2020 in the U.S. For the thirteen weeks ended April 3, 2022, U.S. retail sales for salty snacks based on IRI data increased by 13.4% versus the comparable prior year period. In the same period, our retail sales increased 18.1%.
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
Operating Costs – Our operating costs include raw materials, labor, manufacturing overhead, selling, distribution, and administrative expenses. We manage these expenses through annual cost saving and productivity initiatives, sourcing and hedging programs, pricing actions, refinancing and tax optimization. Additionally, we maintain ongoing efforts led by our project management office, or PMO, to expand our profitability, including implementing significant reductions to our operating cost structure in both supply chain and overhead costs.

Taxes – On March 27, 2020, The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted which includes various tax provisions with retroactive effect. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are effective retroactively for years ending before the date of enactment. We deferred $7.8 million of payroll tax deposits per the CARES Act. The deferred payroll taxes must be deposited in two installments, with the first installment of $3.9 million paid as of December 31, 2021, and the remaining $3.9 million due on December 31, 2022. We continue to evaluate the impact of the CARES Act; however, we believe it is unlikely to have a material effect on our consolidated financial position, results of operations, and cash flow.

Financing Costs – We regularly evaluate our variable and fixed-rate debt. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the thirteen weeks ended April 3, 2022 was 3.9%, up from 3.7% during the thirteen weeks ended April 4, 2021. We have used interest rate swaps to help manage some of our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 8. "Long-Term Debt" and Note 9. "Derivative Financial Instruments and Purchase Commitments" to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this filing for additional information on debt, derivative and purchase commitment activity.
LIBOR Transition – As of April 3, 2022, we had $841.2 million in variable rate indebtedness, up from $823.2 million at January 2, 2022. As of April 3, 2022 our variable rate indebtedness is tied to the Eurocurreny Rate which currently uses the London Inter Bank Offered Rate ("LIBOR") as a benchmark for establishing applicable rates. As of April 3, 2022, we have entered into interest rate hedges covering $500.0 million of debt through September 30, 2026, which limits some of our exposure to changes in interest rates. See Note 9. "Derivatives Financial Instruments and Purchase Commitments" for additional details. On November 30, 2020, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation issued a public statement that the administrator of LIBOR announced it will consult on an extension of publication of certain U.S. Dollar LIBOR tenors until June 30, 2023, which would allow additional legacy USD LIBOR contracts to mature before the succession of LIBOR. The Eurocurrency Rate could change benchmarks, the extent and manner of any future changes with respect to methods of calculating LIBOR or replacing LIBOR with another benchmark are unknown and impossible to predict at this time and, as such, may result in interest rates that are materially higher than current interest rates. If interest rates applicable to our variable interest indebtedness increase, our interest expense will also increase, which could make it difficult for us to make interest payments and fund other fixed costs and, in turn, adversely impact our cash flow available for general corporate purposes.

COVID-19 – In March 2020, the World Health Organization declared that COVID-19 constituted a "Public Health Emergency of International Concern" and later characterized it as a "pandemic". In response, we have taken necessary preventive actions and continue to implement safety measures to protect our employees who are working on and off site. The same time period, March 2020, also marked the beginning of COVID-19’s impact on the consumption, distribution and production of our products. Demand for product increased significantly for several weeks in late March and into April 2020 as customers "pantry-loaded" in response to "shelter-in-place" measures that were enacted in many markets. Following that initial spike, in the weeks that followed, demand for product continued to out-pace prior year rates as families have favored "at-home" dining at a greater rate than pre-pandemic levels. We have serviced that demand by increasing production and distribution activities. Our strategic manufacturing capabilities and DSD distribution network have allowed us to effectively service the increased demand and be responsive to evolving market dynamics driven by changes in consumer behavior. During this time we picked up a significant number of new customers and have experienced a high level of repeat customers within fiscal year 2021 and the first quarter of 2022. We will continue to monitor customer and consumer activity and adapt our plans as necessary to best service the business.

Recent Developments and Significant Items Affecting Comparability
Acquisitions
On February 8, 2021, the Company closed on a definitive agreement with Snak-King Corp. to acquire certain assets of the C.J. Vitner's business, ("Vitner's acquisition" or "acquisition of Vitner's"), a leading brand of salty snacks in the Chicago, IL area. The acquisition increases our distribution in the Chicago area and Midwest Region and expands our product offering. The Company paid the aggregate cash purchase price of approximately $25.2 million which was funded from current cash-on-hand.

On May 10, 2021, the Company announced that its subsidiary, UQF, entered into a definitive agreement with Great Lakes Festida Holdings, Inc. to acquire all assets including real estate located in Grand Rapids, Michigan related to the operations of Festida Foods ("Festida Foods acquisition" or "acquisition of Festida Foods"), a manufacturer of tortilla chips, corn chips, and pellet snacks, and the largest manufacturer of tortilla chips for the Company's ON THE BORDER® brand. The Company closed this transaction on June 7, 2021 and the purchase price of approximately $40.3 million was funded in part from incremental financing on an existing term loan.

On November 2, 2021, the Company announced that its subsidiaries, entered into a definitive agreement to acquire R.W. Garcia Holdings, LLC and its' wholly-owned subsidiary R.W. Garcia Co., Inc. ("RW Garcia") to acquire the equity of RW Garcia., an artisan maker of high-quality organic tortilla chips, crackers, and corn chips ("RW Garcia acquisition"). The Company closed on this transaction on December 6, 2021, with the purchase price of approximately $57.8 million funded in part from a draw on the Company's line of credit and cash on hand. In addition to this acquisition on December 6, 2021, the Company closed on an acquisition of a manufacturing facility of which RW Garcia was a tenant. The cost of the manufacturing facility was approximately $6.0 million.

Commodity Trends
We regularly monitor worldwide supply and commodity costs so we can cost-effectively secure ingredients, packaging and fuel required for production. A number of external factors such as weather conditions, commodity market conditions, and the effects of governmental, agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address commodity costs primarily through the use of buying-forward, which locks in pricing for key materials between three and 18 months in advance. Other methods include hedging, net pricing adjustments to cover longer term cost inflation, and manufacturing and overhead cost control. Our hedging techniques, such as forward contracts, limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Toward the end of 2020, we began to experience an increase in pricing in certain commodity trends that continued to rise throughout fiscal year 2021 and have continued to rise in Q1 2022. We expect this trend to continue through 2022 and this may adversely impact our net income. Additionally, the Company has experienced rising costs related to fuel and freight rates as well as rising labor costs which have negatively impacted profitability. Transportation costs have been on the rise since early 2021 and may continue to rise which may also adversely impact net income. Taken all together, the Company now expects gross input cost inflation (which includes commodities, labor, and transportation) to be in the mid-teens in fiscal 2022, which is an increase from its previous expectation of low-teens.The Company looks to offset rising costs through increasing manufacturing and distribution efficiencies as well as through price increases to our customers, although it is unclear whether historic customer sales levels will be maintained at these higher prices. Due to competitive or market conditions, planned trade or promotional incentives, or other factors, our pricing actions may also lag commodity cost changes.

While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. Market factors including supply and demand may result in higher costs of sourcing those materials.

Independent Operator Conversions
Our DSD distribution is executed via company-owned routes operated by route sales professionals ("RSP" or "RSPs"), and third-party routes managed by IOs. We have used the IO and RSP models for more than a decade. In fiscal year 2017, we embarked on a multi-year strategy to convert all company owned RSP routes to the IO model. The mix between IOs and RSP was approximately 89% and 11%, respectively as of April 3, 2022 versus 81% and 19% ratio for IOs and RSPs respectively as of April 4, 2021. We anticipate completing substantially all remaining conversions by the end of fiscal year 2022. The conversion process involves selling distribution rights of a defined route to an IO. As we convert a large number of routes in a year, there is a meaningful decrease in the selling and administrative costs that we previously incurred on RSPs and a corresponding increase in discounts paid to IOs to cover their costs to distribute our product. The net impact is a reduction in selling and distribution expenses and a decrease in Net Sales and Gross Profit. Conversions also impact our balance sheet resulting in cash proceeds to us as a result of selling the route to an IO, or by creating notes receivable related to the sale of the routes.
Results of Operations
Overview
The following tables present selected unaudited financial data for the thirteen weeks ended April 3, 2022 and April 4, 2021.

(in thousands)	Thirteen weeks ended April 3, 2022	Thirteen weeks ended April 4, 2021
Net sales	$340,767	$269,182
Cost of goods sold	236,960	173,941
Gross profit	103,807	95,241
Selling, distribution, and administrative expenses
Selling and distribution	88,110	56,728
Administrative	38,551	29,933
Total selling, distribution, and administrative expenses	126,661	86,661
Gain on sale of assets	367	719
(Loss) income from operations	(22,487)	9,299
Other (expense) income
Interest expense	(9,103)	(10,861)
Other income	520	718
Gain (loss) on remeasurement of warrant liability	1,944	(21,501)
Other (expense) income, net	(6,639)	(31,644)
Loss before taxes	(29,126)	(22,345)
Income tax (benefit) expense	2,772	1,004
Net loss	(31,898)	(23,349)
Net loss attributable to noncontrolling interest	14,328	820
Net loss attributable to controlling interest	$(17,570)	$(22,529)

Thirteen weeks ended April 3, 2022 versus thirteen weeks ended April 4, 2021
Net sales
Net sales was $340.8 million and $269.2 million for the thirteen weeks ended April 3, 2022 and April 4, 2021, respectively. Net sales for the thirteen weeks ended April 3, 2022 increased $71.6 million or 26.6% over the comparable period in 2021. The increase in net sales for the thirteen weeks ended April 3, 2022 was primarily related to the acquisitions of Vitner's, Festida Foods, and R.W. Garcia as well as favorable price/mix of 9.4%, which was largely driven by pricing action in the second half of 2021 and during the first quarter of 2022 as a response to inflationary pressures, as well as organic volume growth.
IO discounts increased to $34.2 million for the thirteen weeks ended April 3, 2022 from $26.5 million for the corresponding thirteen weeks ended April 4, 2021. Excluding the impacts of acquisitions and increased IO discounts related to RSP to IO conversion, organic net sales increased 20.7% for the thirteen weeks ended April 3, 2022 versus the corresponding period in 2021.
Net sales are evaluated based on classification as Power and Foundation brands. Power brands include our iconic heritage Utz brand and iconic ON THE BORDER®; craft brands such as Zapp’s®, Golden Flake® Pork Skins, TORTIYAHS!, and Hawaiian®; "better for you" brands such as Good Health® and Boulder Canyon®; and selected licensed brands such as TGI Fridays®. Our Foundation brands are comprised of several regional brands, including Bachman®, Golden Flake® Chips and Cheese, Tim’s Cascade® Snacks, Snyder of Berlin®, and "Dirty" Potato Chips®, R.W. Garcia® and selected licensed brands such as Herdez® as well as other partner and private label brands.
For the thirteen weeks ended April 3, 2022, excluding brands acquired through our Vitner's, Festida Foods, and R. W. Garcia acquisitions, Power brand sales increased by approximately 27.7%, while Foundation brand sales increased approximately 6.8% from the thirteen weeks ended April 4, 2021. The increase in Power brand sales is due primarily to favorable pricing action as well as the buyout and termination of the contracts of multiple distributors which resulted in higher net sales to our customers, and increased sales volume, offset by continued IO conversions. Foundation brand sales increase was primarily driven by increased pricing offset by continued IO conversion.

Cost of goods sold and Gross profit
Gross profit was $103.8 million and $95.2 million for the thirteen weeks ended April 3, 2022 and April 4, 2021, respectively. The increase in gross profit for thirteen weeks ended April 3, 2022 was driven by organic volume growth, the gross profit contributions related to the acquisition of Vitner's, Festida Foods, and R.W. Garcia, and the benefits of leveraging our existing infrastructure and available capacity while also improving efficiencies through productivity initiatives. In addition, pricing initiatives were put in place to help reduce the impact of continued commodity, transportation, and wage inflation.
Our gross profit margin was 30.5% for the thirteen weeks ended April 3, 2022 versus 35.4% for the thirteen weeks ended April 4, 2021. The decline in gross profit margin was primarily driven by commodity and wage inflation that outpaced pricing actions. Additionally, IO discounts increased to $34.2 million for the thirteen weeks ended April 4, 2021 from $26.5 million for the thirteen weeks ended April 3, 2022, reducing gross profit by $7.7 million, or 2.3%. The increase in IO discounts was driven by increased sales due to volume growth, pricing actions, and continued conversions of DSD routes from RSP to IO.
Selling, distribution, and administrative expense
Selling, distribution, and administrative expenses were $126.7 million and $86.7 million for the thirteen weeks ended April 3, 2022 and April 4, 2021, respectively resulting in an increase of $40.0 million or 46.2% over the corresponding period in fiscal year 2021. The increase in expenses for the thirteen weeks ended April 3, 2022 was driven by higher Acquisition and Integration costs related to the buyout of multiple distributors, which were accounted for as contract terminations, and resulted in expense of $23.0 million. In addition, other contract termination expense and related impairments totaled a combined $2.6 million. Excluding these items selling, distribution, and administrative expenses increased by 16.6% for the thirteen weeks ended April 3, 2022 compared to the corresponding period in fiscal year 2021. We believe that these actions will help drive increased future profitability and allow us to better serve our customers. Other significant contributors to the increase in expense can be attributed to higher delivery costs by $4.9 million and the addition of operational costs related to the acquired operations Vitner's, Festida, and R.W. Garcia businesses. These incremental costs were offset by the reductions of selling costs related to the continued conversion out of Company owned RSP to IO routes.

Gain (loss) on sale of assets
Gain on sale of assets was $0.4 million and $0.7 million for the thirteen weeks ended April 3, 2022 and April 4, 2021, respectively. The Company has continued to convert company owned routes to IO routes during the first fiscal quarter of 2022, offsetting the sales price by the respective route intangible asset.
Other (expense) income, net
Other expense, net was $6.6 million and $31.6 million for the thirteen weeks ended April 3, 2022 and April 4, 2021, respectively. The decrease in expense for the thirteen weeks ended April 3, 2022 was primarily due to a $1.9 million gain from the remeasurement of warrant liability for the thirteen weeks ended April 3, 2022 versus a loss of $21.5 million for the thirteen weeks ended April 4, 2021. Also significant was interest expense of $9.1 million for the thirteen weeks ended April 3, 2022 compared to $10.9 million for the thirteen weeks ended April 4, 2021.
Income taxes
Income tax expense was $2.8 million and $1.0 million for the thirteen weeks ended April 3, 2022 and April 4, 2021, respectively.
EBITDA and Adjusted EBITDA
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
Adjusted EBITDA is one of the key performance indicators we use in evaluating our operating performance and in making financial, operating, and planning decisions. We believe EBITDA and Adjusted EBITDA are useful to investors in the evaluation of Utz’s operating performance compared to other companies in the salty snack industry, as similar measures are commonly used by companies in this industry. We have also historically reported an Adjusted EBITDA metric to investors and banks for covenant compliance. We also report Adjusted EBITDA as a percentage of Net Sales as an additional measure for investors to evaluate our Adjusted EBITDA margins on Net Sales.
The following table provides a reconciliation from Net Loss to EBITDA and Adjusted EBITDA for the thirteen weeks ended April 3, 2022 and April 4, 2021:

(dollars in millions)	Thirteen weeks ended April 3, 2022	Thirteen weeks ended April 4, 2021
Net loss	$(31.9)	$(23.3)
Plus non-GAAP adjustments:
Income Tax Expense	2.8	1.0
Depreciation and Amortization	22.1	19.4
Interest Expense, Net	9.1	10.9
Interest Income (IO loans)(1)	(0.5)	(1.0)
EBITDA	1.6	7.0
Certain Non-Cash Adjustments(2)	3.5	4.2
Acquisition and Integration(3)	28.8	1.9
Business Transformation Initiatives(4)	4.4	3.3
Financing-Related Costs(5)	0.1	—
(Gain) Loss on Remeasurement of Warrant Liability(6)	(1.9)	21.5
Adjusted EBITDA	36.5	37.9
Adjusted EBITDA as a % of Net Sales	10.7%	14.1%
(1)Interest Income from IO Loans refers to Interest Income that we earn from IO notes receivable that have resulted from our initiatives to transition from RSP distribution to IO distribution ("Business Transformation Initiatives"). There is a Notes

Payable recorded that mirrors most of the IO notes receivable, and the interest expense associated with the Notes Payable is part of the Interest Expense, Net adjustment.
(2)Certain Non-Cash Adjustments are comprised primarily of the following:
Incentive programs – For the thirteen weeks ended April 3, 2022 and April 4, 2021, the Company incurred $1.4 million and $2.9 million, respectively, of share based compensation and employee stock purchase plan. During the thirteen weeks ended April 3, 2022, the Company recorded an impairment of $2.0 million related to the termination of distribution agreements.
(3)Adjustment for Acquisition and Integration Costs – This is comprised of consulting, transaction services, and legal fees incurred for acquisitions and certain potential acquisitions. The majority of charges are related to the buyout of multiple distributors, which was accounted for as a contract termination resulting in expense of $23.0 million for the thirteen weeks ended April 3, 2022, versus the costs incurred for the Vitner's acquisition, the Truco acquisition, and related integration expenditures where we incurred costs of $1.9 million for the thirteen weeks ended April 4, 2021.
(4)Business Transformation Initiatives Adjustment – This adjustment is related to consultancy, professional, and legal fees incurred for specific initiatives and structural changes to the business that do not reflect the cost of normal business operations. In addition, gains realized from the sale of distribution rights to IOs and the subsequent disposal of trucks, and ERP transition costs, offset by severance costs associated with the elimination of RSP positions, fall into this category. The Company incurred such costs of $4.4 million and $3.3 million for the thirteen weeks ended April 3, 2022 and April 4, 2021, respectively.
(5)Financing-Related Costs – These costs include adjustments for various items related to raising debt and preferred equity capital or debt extinguishment costs. The Company incurred expenses of $0.3 million for the thirteen weeks ended April 3, 2022.
(6)Gains and losses related to the changes in the remeasurement of warrant liabilities are not expected to be settled in cash, and when exercised would result in a cash inflow to the Company with the Warrants converting to Class A Common Stock with the liability being extinguished and the fair value of the Warrants at the time of exercise being recorded as an increase to equity.
Liquidity and Capital Resources
The following table presents net cash provided by operating activities, investing activities and financing activities for the thirteen weeks ended April 3, 2022 and April 4, 2021.

(in thousands)	Thirteen weeks ended April 3, 2022	Thirteen weeks ended April 4, 2021
Net cash used in operating activities	$(36,004)	$(13,183)
Net cash used in investing activities	$(249)	$(25,311)
Net cash provided by (used in) financing activities	$9,254	$(4,317)
For the thirteen weeks ended April 3, 2022, our consolidated cash balance, including cash equivalents, was $14.9 million or $27.0 million lower than at January 2, 2022. Net cash used in operating activities for the thirteen weeks ended April 3, 2022 was $36.0 million compared to $13.2 million thirteen weeks ended April 4, 2021, with the difference largely driven by the payment of $20.2 million in the first quarter of 2022 related to the buyout of multiple distributors, which were accounted for as contract terminations. The thirteen weeks ended April 3, 2022 also included a larger cash outflow related to the building of inventory compared to the prior year comparable period. Cash used in investing activities for the thirteen weeks ended April 3, 2022 was $0.2 million driven by purchases of property and equipment offset by proceeds from the sale of assets and receipt of an insurance claim, versus cash used in investing activity of $25.3 million for the thirteen weeks ended April 4, 2021, which was primarily driven by the acquisition of Vitner's. Net cash provided by financing activities was $9.3 million for the thirteen weeks ended April 3, 2022, driven by an increase in the line of credit of $20.0 million offset by cash payments on net settled stock based compensation and the payment of dividends, versus net cash used in financing activities of $4.3 million for the thirteen weeks ended April 4, 2021, which was primarily a result of the payoffs of the First Term Loan and the Bridge Credit Agreement, offset by the borrowings under Term Loan B, proceeds from the redemption of warrants, and net borrowings on the ABL.

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
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (as amended, the "ABL facility"). The ABL facility was set to expire on the fifth anniversary of closing, or November 21, 2022. On April 1, 2020, the ABL facility was amended to increase the credit limit up to $116.0 million and to extend the maturity through August 22, 2024. On December 18, 2020, the ABL facility was amended to increase the credit limit up to $161.0 million. As of April 3, 2022 and January 2, 2022, $56.0 million and $36.0 million, respectively, were outstanding under this facility. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit. As of April 3, 2022 and January 2, 2022, $80.8 million and $96.9 million, respectively, was available for borrowing, net of letters of credit. The facility bears interest at an annual rate based on LIBOR plus an applicable margin of 1.50% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.50% (ranging from 0.50% to 1.00%). Had the Company elected to use the Prime rate, the interest rate on the facility as of April 3, 2022 and April 4, 2021, would have been 3.75%. The Company elected to use the LIBOR rate, the interest rate on the ABL facility as of April 3, 2022 was 1.95%. The Company elected to use the LIBOR rate as of April 4, 2021 and the interest rate was 1.61%. The ABL facility is also subject to unused line fees (0.5% at April 3, 2022) and other fees and expenses.
Standby letters of credit in the amount of $10.3 million have been issued as of April 3, 2022 and January 2, 2022. The standby letters of credit are primarily issued for insurance purposes.
Term Loans
On December 14, 2020, the Company entered into a Bridge Credit Agreement with a syndicate of banks, led by Bank of America, N.A. (the "Bridge Credit Agreement"). The proceeds of the Bridge Credit Agreement were used to fund the Company’s acquisition of Truco and the IP Purchase from OTB Acquisition, LLC, in which the Company withdrew $490.0 million to finance the Truco Acquisition and IP Purchase. The Bridge Credit Agreement bears interest at an annual rate based on 4.25% Base plus 1 month LIBOR with scheduled incremental increases to the base rate, as defined in the Bridge Credit Agreement. The loan converts into an Extended Term Loan if the Loan remains open 365 days after the closing date. As of January 3, 2021, the outstanding balance of the Bridge Credit Agreement was $370.0 million, with $120.0 million being repaid from the redemption of the Company's warrants. Commitment fees and deferred financing costs on the Bridge Credit Agreement totaled $7.2 million, of which $2.6 million was expended in the thirteen weeks ended April 4, 2021. In connection with Amendment No. 2 to the Credit Agreement, and a $12.0 million repayment in the first quarter of 2021, the outstanding balance of $370.0 million was repaid in full.
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
The First Lien Term Loan, the Secured First Lien Note, Term Loan B, and the ABL facility are collateralized by substantially all of the assets and liabilities of the Company. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of the Company. The Company was in compliance with its financial covenant as of April 3, 2022.

Debt (in thousands)	Issue Date	Principal Balance	Interest Rate	Maturity Date	April 3, 2022	January 2, 2022
Term loan B	June-21	$795,000	3.21%	January-28	$785,248	$787,236
Equipment loans					30,476	26,655
Revolving credit facility					56,000	36,000
Net impact of debt issuance costs and original issue discounts					(7,588)	(7,929)
Total long-term debt					864,136	841,962
Less: current portion					(11,414)	(11,414)
Long term portion of term debt and financing obligations					$852,722	$830,548
Other Notes Payable and Capital Leases
During the first fiscal quarter of 2022, we bought out and terminated the contracts of multiple distributors who had previously been providing services to the Company. These transaction were accounted for primarily as contract terminations and resulted in expense of $23.0 million. As a condition of our buyout of distributors an additional $4.1 million is expected to be paid out and is included in other in the table below.
During the third quarter of 2021, the Company recorded liabilities related primarily to reclaiming distribution rights from distributors, of which $1.3 million was outstanding as of April 3, 2022 and January 2, 2022, respectively.
During the first fiscal quarter of 2020, the Company purchased intellectual property that include a deferred purchase price of $0.5 million, of which $0.3 million is outstanding as of April 3, 2022 and January 2, 2022, respectively.
Amounts outstanding under notes payable consisted of the following:

(in thousands)	As of April 3, 2022	As of January 2, 2022
Note payable – IO notes	$22,387	$24,822
Capital lease	8,229	8,166
Other	5,570	1,678
Total notes payable	36,186	34,666
Less: current portion	(13,057)	(9,957)
Long term portion of notes payable	$23,129	$24,709
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

Interest Expense
Interest expense consisted of the following:

(in thousands)	Thirteen weeks ended April 3, 2022	Thirteen weeks ended April 4, 2021
Company’s ABL facility and other long-term debt	$8,331	$7,574
Amortization of deferred financing fees	341	2,870
IO loans	431	417
Total interest	$9,103	$10,861
Off-Balance Sheet Arrangements
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $46.3 million as of April 3, 2022. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment losses totaling $0.0 million for the thirteen weeks ended April 3, 2022 and April 4, 2021.
IO Guarantees-Off-Balance Sheet
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $2.0 million and $2.2 million at April 3, 2022 and January 2, 2022, respectively, all of which was recorded by the Company as an off balance sheet arrangement. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $22.2 million and $18.6 million at April 3, 2022 and January 2, 2022, respectively, which are off balance sheet. As discussed in Note 8. "Long-Term Debt", the Company also sold notes receivable on its books to Bank of America during fiscal 2019 and fiscal 2021, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at April 3, 2022 and January 2, 2022 was $18.5 million and $19.7 million, respectively. Due to the structure of the transactions, the sale did not qualify for sale accounting treatment, as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding note receivable also remained on the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $4.4 million and $4.9 million at April 3, 2022 and January 2, 2022, respectively, all of which was the Company's consolidated balance sheets. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.

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

Distribution Route Purchase and Sale Transactions
We purchase and sell distribution routes as a part of our maintenance of our DSD network. As new IOs are identified, we either sell our existing routes to the IOs or sell routes that were previously purchased by us to the IOs. Gain/loss from the sale of a distribution route is recorded upon the completion of the sale transaction and signing of the relevant documents and is calculated based on the difference between the sale price of the distribution route and the asset carrying value of the distribution route as of the date of sale. We record intangible assets for distribution routes that we purchase based on the payment that we make to acquire the route and record the purchased distribution routes as indefinite-lived intangible assets under Financial Accounting Standards Board Accounting Standards Codification ("ASC") 350, Intangibles – Goodwill and Other. The indefinite lived intangible assets are subject to annual impairment testing.

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
We have identified the existing snack food operations as our sole reporting unit. For the qualitative analysis performed, which took place on the first day of the fourth quarter of 2021, we have taken into consideration all the events and circumstances listed in FASB ASC 350, Intangibles—Goodwill and Other, in addition to other entity-specific factors that have taken place. We have determined that there was no significant impact that affected the fair value of the reporting unit through April 3, 2022. Therefore, we have determined that it was not necessary to perform a quantitative goodwill impairment test for the reporting unit.
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
The benefit of tax positions taken or expected to be taken in our income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling and administrative expenses. As of April 3, 2022 and January 2, 2022, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended January 2, 2022. Our exposures to market risk have not changed materially since January 2, 2022.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective at a level of reasonable assurance.
Changes in Internal Control over Financial Reporting
There was no other change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

Item 1A. Risk Factors

Our risk factors set forth under the "Risk Factors" section of our Annual Report on Form 10-K filed on March 3, 2022. There have been no material changes to our risk factors since the filing of the Form 10-K.

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

Date: May 12, 2022 UTZ BRANDS, INC.

By:      /s/ Ajay Kataria
Name:     Ajay Kataria
Title: Executive Vice President, Chief Financial Officer