Form 10-Q
period 2022-07-03
Utz Brands, Inc.
filed 2022-08-11
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2022
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

As of August 9, 2022, 80,812,835 shares of Class A Common Stock, par value $0.0001 per share, and 59,349,000 shares of Class V Common Stock, par value $0.0001 per share, were issued and outstanding.

INTRODUCTORY NOTE

On August 28, 2020 (the "Closing Date"), Utz Brands, Inc. (formerly Collier Creek Holdings) (the "Company"), consummated a business combination (the "Business Combination") with Utz Brands Holdings, LLC ("UBH") pursuant to the terms of the Business Combination Agreement, dated as of June 5, 2020 (the "Business Combination Agreement"), entered into by and among the Company, UBH, and Series U of UM Partners, LLC ("Series U") and Series R of UM Partners, LLC ("Series R" and together with Series U, the "Continuing Members"). Additional information about the Business Combination can be found in our Annual Report on Form 10-K for the year ended January 2, 2022.
Throughout this Quarterly Report on Form 10-Q, unless otherwise noted the "Company", "we", "us", "our", "UBI" and "Utz" refer to Utz Brands, Inc. and its consolidated subsidiaries.

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
•Expansion plans and opportunities; and
•The impact of inflation and supply chain disruptions on the Company's business; and
•Other statements preceded by, followed by or that include the words "may," "can," "should," "will," "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" or similar expressions.

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
As a result of a number of known and unknown risks and uncertainties, the Company’s results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ are described under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended January 2, 2022. There have been no material changes to our risk factors since the filing of the Annual Report on Form 10-K.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
July 3, 2022 and January 2, 2022
(In thousands)

	As of July 3, 2022	As of January 2, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$20,133	$41,898
Accounts receivable, less allowance of $1,844 and $1,391, respectively	152,061	131,388
Inventories	99,545	79,517
Prepaid expenses and other assets	21,660	18,395
Current portion of notes receivable	6,424	6,706
Total current assets	299,823	277,904
Non-current Assets
Property, plant and equipment, net	338,039	303,807
Goodwill	915,490	915,438
Intangible assets, net	1,120,154	1,142,509
Non-current portion of notes receivable	19,326	20,725
Other assets	81,821	55,963
Total non-current assets	2,474,830	2,438,442
Total assets	$2,774,653	$2,716,346
LIABILITIES AND EQUITY
Current Liabilities
Current portion of term debt	$14,255	$11,414
Current portion of other notes payable	13,214	9,957
Accounts payable	95,906	95,369
Accrued expenses and other	65,819	71,280
Total current liabilities	189,194	188,020
Non-current portion of term debt and revolving credit facility	877,066	830,548
Non-current portion of other notes payable	24,115	24,709
Non-current accrued expenses and other	61,714	55,838
Non-current warrant liability	38,520	46,224
Deferred tax liability	135,917	136,334
Total non-current liabilities	1,137,332	1,093,653
Total liabilities	1,326,526	1,281,673
Commitments and Contingencies
Equity
Shares of Class A Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 80,812,835 and 77,644,645 shares issued and outstanding as of July 3, 2022 and January 2, 2022, respectively.	8	8
Shares of Class V Common Stock, $0.0001 par value; 61,249,000 shares authorized; 59,349,000 shares issued and outstanding as of July 3, 2022 and January 2, 2022.	6	6
Additional paid-in capital	939,575	912,574
Accumulated deficit	(259,593)	(236,598)
Accumulated other comprehensive income	21,288	3,715
Total stockholders' equity	701,284	679,705
Noncontrolling interest	746,843	754,968
Total equity	1,448,127	1,434,673
Total liabilities and equity	$2,774,653	$2,716,346
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the thirteen and twenty-six weeks ended July 3, 2022 and July 4, 2021
(In thousands, except share information)
(Unaudited)

	Thirteen weeks ended July 3, 2022	Thirteen weeks ended July 4, 2021	Twenty-six weeks ended July 3, 2022	Twenty-six weeks ended July 4, 2021
Net sales	$350,147	$297,919	$690,914	$567,101
Cost of goods sold	238,618	202,359	475,578	376,300
Gross profit	111,529	95,560	215,336	190,801

Selling, distribution, and administrative expenses
Selling and distribution	68,796	64,439	156,906	121,167
Administrative	38,816	29,041	77,367	58,974
Total selling, distribution, and administrative expenses	107,612	93,480	234,273	180,141

Gain on sale of assets, net	1,375	2,289	1,742	3,008

Income (loss) from operations	5,292	4,369	(17,195)	13,668

Other (expense) income
Interest expense	(10,727)	(7,896)	(19,830)	(18,757)
Other (expense) income	(645)	758	(125)	1,476
Gain (loss) on remeasurement of warrant liability	5,760	19,368	7,704	(2,133)
Other (expense) income, net	(5,612)	12,230	(12,251)	(19,414)

Income (loss) before taxes	(320)	16,599	(29,446)	(5,746)
Income tax (benefit) expense	(2,865)	420	(93)	1,424
Net income (loss)	2,545	16,179	(29,353)	(7,170)

Net loss attributable to noncontrolling interest	634	1,400	14,962	2,220
Net income (loss) attributable to controlling interest	$3,179	$17,579	$(14,391)	$(4,950)

Earnings (loss) per Class A Common stock: (in dollars)
Basic	$0.04	$0.22	$(0.18)	$(0.07)
Diluted	$0.04	$0.21	$(0.18)	$(0.07)
Weighted-average shares of Class A Common stock outstanding
Basic	80,171,174	76,500,488	79,371,789	76,213,746
Diluted	81,510,936	81,732,056	79,371,789	76,213,746

Net income (loss)	$2,545	$16,179	$(29,353)	$(7,170)
Other comprehensive income:
Change in fair value of interest rate swap	3,011	607	30,820	1,429
Comprehensive income (loss)	5,556	16,786	1,467	(5,741)
Net comprehensive (income) loss attributable to noncontrolling interest	(647)	1,400	1,715	2,220
Net comprehensive income (loss) attributable to controlling interest	$4,909	$18,186	$3,182	$(3,521)
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
For the thirteen and twenty-six weeks ended July 3, 2022 and July 4, 2021
(In thousands, except share data) (Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 3, 2021	71,094,714	$7	60,349,000	$6	$793,461	$(241,490)	$924	$552,908	$831,994	$1,384,902
Conversion of warrants	4,976,717	—		—	144,659	—	—	144,659	(32,714)	111,945
Share-based compensation	410,402	—		—	2,883	—	—	2,883	—	2,883
Net loss		—		—	—	(22,529)	—	(22,529)	(820)	(23,349)
Other comprehensive income		—		—	—	—	822	822	—	822
Balance at April 4, 2021	76,481,833	7	60,349,000	6	941,003	(264,019)	1,746	678,743	798,460	1,477,203
Stock-based compensation	88,589	1		—	3,755	—	—	3,756	—	3,756
Net income		—		—	—	17,579	—	17,579	(1,400)	16,179
Other comprehensive income		—		—	—	—	607	607	—	607
Cash dividends declared ($0.10 per share of Class A Common Stock)		—		—	—	(7,645)	—	(7,645)	—	(7,645)
Distribution to noncontrolling interest		—		—	—	—	—	—	(10,829)	(10,829)
Balance at July 4, 2021	76,570,422	$8	60,349,000	$6	$944,758	$(254,085)	$2,353	$693,040	$786,231	$1,479,271

Balance at January 2, 2022	77,644,645	$8	59,349,000	$6	$912,574	$(236,598)	$3,715	$679,705	$754,968	$1,434,673
Payments of tax withholding requirements for employee stock awards		—		—	(6,217)	—	—	(6,217)	—	(6,217)
Share-based compensation	952,530	—		—	1,379	—	—	1,379	—	1,379
Tax impact arising from share issuance		—		—	1,408	—	—	1,408	—	1,408
Net loss		—		—	—	(17,570)	—	(17,570)	(14,328)	(31,898)
Other comprehensive income		—		—	—	—	15,843	15,843	11,966	27,809
Balance at April 3, 2022	78,597,175	8	59,349,000	6	909,144	(254,168)	19,558	674,548	752,606	1,427,154
Stock-based compensation	110,287	—		—	4,400	—	—	4,400	—	4,400
Issuance of common stock in connection with private placement sale	2,105,373				28,000			28,000		28,000
Tax impact arising from share issuance		—		—	(1,969)	—	—	(1,969)	—	(1,969)
Net income		—		—	—	3,179	—	3,179	(634)	2,545
Other comprehensive income		—		—	—	—	1,730	1,730	1,281	3,011
Cash dividends declared ($0.108 per share of Class A Common Stock)		—		—	—	(8,604)	—	(8,604)	—	(8,604)
Distribution to noncontrolling interest		—		—	—	—	—	—	(6,410)	(6,410)
Balance at July 3, 2022	80,812,835	$8	59,349,000	$6	$939,575	$(259,593)	$21,288	$701,284	$746,843	$1,448,127
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the twenty-six weeks ended July 3, 2022 and July 4, 2021
(In thousands)
(Unaudited)

	Twenty-six weeks ended July 3, 2022	Twenty-six weeks ended July 4, 2021
Cash flows from operating activities
Net loss	$(29,353)	$(7,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment and other charges	3,319	—
Depreciation and amortization	44,564	38,552
(Gain) loss on remeasurement of warrant liability	(7,704)	2,133
Gain on sale of assets	(1,742)	(3,008)
Share-based compensation	5,779	6,639
Deferred taxes	(977)	1,224
Deferred financing costs	703	3,168
Changes in assets and liabilities:
Accounts receivable, net	(20,673)	(21,303)
Inventories	(20,029)	(6,730)
Prepaid expenses and other assets	(5,415)	(8,229)
Accounts payable and accrued expenses and other	5,260	(5,320)
Net cash used in operating activities	(26,268)	(44)
Cash flows from investing activities
Acquisitions, net of cash acquired	(75)	(66,631)
Purchases of property and equipment	(60,278)	(10,823)
Purchases of intangibles	—	(1,200)
Proceeds from sale of property and equipment	2,551	1,490
Proceeds from sale of routes	12,383	3,800
Proceeds from the sale of IO notes	5,017	7,922
Proceeds from insurance claims for capital investments	2,000	—
Notes receivable, net	(8,849)	(5,101)
Net cash used in investing activities	(47,251)	(70,543)
Cash flows from financing activities
Line of credit borrowings, net	29,824	—
Borrowings on term debt and notes payable	28,873	808,000
Repayments on term debt and notes payable	(13,618)	(786,555)
Payment of debt issuance cost	(265)	(9,085)
Payments of tax withholding requirements for employee stock awards	(6,217)	—
Exercised warrants	—	57,232
Proceeds from issuance of shares	28,000	—
Dividends	(8,433)	(8,082)
Distribution to noncontrolling interest	(6,410)	(11,009)
Net cash provided by financing activities	51,754	50,501
Net decrease in cash and cash equivalents	(21,765)	(20,086)
Cash and cash equivalents at beginning of period	41,898	46,831
Cash and cash equivalents at end of period	$20,133	$26,745
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying consolidated financial statements comprise the financial statements of Utz Brands, Inc. ("UBI" or the "Company", formerly Collier Creek Holdings ("CCH")) and its wholly owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). They do not include all information and notes required by U.S. GAAP for annual financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s financial statements for the year ended January 2, 2022. The balance sheet as of January 2, 2022 has been derived from the audited combined financial statements as of and for the year ended January 2, 2022. In the opinion of management, such financial information reflects all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with the U.S. GAAP. Operating results for the interim period are not necessarily indicative of the results that may be expected for any future period or for the full year. The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited combined financial statements and notes thereto for the year ended January 2, 2022.
All intercompany transactions and balances have been eliminated in consolidation.
Reclassification – Certain prior year amounts have been reclassified for consistency with the current year presentation. In our Consolidated Statements of Operation and Comprehensive Income (Loss) and our Consolidated Statements of Cash Flows, included in our Quarterly Report on Form 10-Q for the quarter ended April 3, 2022, the Company began combining gain on disposal of property, plant and equipment, net and gain on sale of routes, net, into one line item as gain on sale of assets to simplify our reporting presentation. The reclassification had no impact on total operating costs, earnings from operations, net earnings, earnings per share or total equity.
Operations – The Company through its subsidiary, Utz Quality Foods, LLC ("UQF"), is a premier producer, marketer and distributor of snack food products since 1921. The Company has steadily expanded its distribution channels to where it now sells products to supermarkets, mass merchants, club stores, dollar and discount stores, convenience stores, independent grocery stores, drug stores, food service, vending, military, and other channels in most regions of the United States through routes to market, that include direct-store-delivery, direct to warehouse, and third-party distributors. The Company manufactures and distributes a full line of high-quality salty snack items, such as potato chips, tortilla chips, pretzels, cheese balls, pork skins, party mixes, and popcorn. The Company also sells dips, crackers, dried meat products and other snack food items packaged by other manufacturers.
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
The benefit of tax positions taken or expected to be taken in the Company’s income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, distribution, and administrative expenses ("SD&A"). As of July 3, 2022 and January 2, 2022, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next fiscal year.
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
In accordance with FASB Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other ("Topic 350"): Simplifying the Test for Goodwill Impairment, the Company is required to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.

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
For the latest qualitative analysis performed, which took place on the first day of the fourth quarter of 2021, we had taken into consideration all the events and circumstances listed in FASB ASC 350, Intangibles—Goodwill and Other, in addition to other entity-specific factors that had taken place. We have determined that there was no significant impact that affected the fair value of the reporting unit through July 3, 2022. Therefore, we have determined that it was not necessary to perform a quantitative goodwill impairment test for the reporting unit.

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
Revenue Recognition – The Company’s revenues primarily consist of the sale of salty snack items to customers, including supermarkets, mass merchants, club stores, dollar and discount stores, convenience stores, independent grocery stores, drug stores, food service, vending, military, and other channels. The Company sells its products in most regions of the United States primarily through its direct-store-delivery ("DSD") network, direct to warehouse shipments, and third-party distributors. These revenue contracts generally have a single performance obligation. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to customers, including applicable discounts, returns, allowances, trade promotion, consumer coupon redemption, unsaleable product, and other costs. Amounts billed and due from customers are classified as accounts receivables and require payment on a short-term basis and, therefore, the Company does not have any significant financing components.

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
The Company offers various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade customer or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. The Company has reserves in place of $33.0 million as of July 3, 2022 and $26.5 million as of January 2, 2022. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.
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

Distributor Buyouts - During the first and second fiscal quarters of 2022, we bought out and terminated the contracts of multiple third-party distributors who had previously been providing services to the Company. These transactions were accounted for as contract terminations and resulted in expense of $23.0 million for twenty-six weeks ended July 3, 2022, and are included within selling and distribution expense on the consolidated statement of operations and comprehensive income (loss).
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
Recently Issued Accounting Standards –In March 2020, the FASB issued "ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting". This ASU provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate ("LIBOR") or another reference rate expected to be discontinued as a result of reference rate reform. ASU No. 2020-04 is elective and effective as of March 12, 2020 through December 31, 2022. Once elected, this ASU must be applied prospectively for all eligible contract modifications. The Company will adopt this guidance when relevant contracts are modified upon transition to alternative reference rates. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures.

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

The customer relationships are being amortized over a period of 10 years. As of June 7, 2022, the purchase price allocation had been finalized.

RW Garcia

On November 2, 2021, the Company announced that certain of its subsidiaries, entered into a definitive agreement to acquire the equity of R.W. Garcia Holdings, LLC and its wholly-owned subsidiary, R.W. Garcia Co., Inc. ("RW Garcia"), an artisan maker of high-quality organic tortilla chips, crackers, and corn chips ("RW Garcia acquisition"). The Company closed on this transaction on December 6, 2021, and the cash purchase price of approximately $57.8 million funded in part from a draw on the Company's line of credit and cash on hand. In addition to this acquisition on December 6, 2021, the Company closed on an acquisition of a manufacturing facility of which RW Garcia was a tenant. The cost of the manufacturing facility was approximately $6.0 million.

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

The trade name and customer relationships are being amortized over a period of 15 years. As of July 3, 2022, the purchase price allocation has not been finalized. We expect to finalize the valuation report and complete the purchase price allocation no later than one-year from the acquisition date.

3.INVENTORIES
Inventories consisted of the following:

(in thousands)	As of July 3, 2022	As of January 2, 2022
Finished goods	$55,652	$43,533
Raw materials	36,613	29,428
Maintenance parts	7,280	6,556
Total inventories	$99,545	$79,517

4.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

(in thousands)	As of July 3, 2022	As of January 2, 2022
Land	$29,160	$25,886
Buildings	103,140	98,664
Machinery and equipment	216,030	214,319
Land improvements	3,448	3,393
Building improvements	3,288	3,048
Construction-in-progress	62,008	13,745
	417,074	359,055
Less: accumulated depreciation	(79,035)	(55,248)
Property, plant and equipment, net	$338,039	$303,807
On April 28, 2022, the Company purchased a brand new, recently completed snack food manufacturing facility in Kings Mountain, North Carolina from Evans Food Group Ltd. d/b/a Benestar Brands and related affiliates. The total purchase price of the facility was approximately $38.4 million, plus assumed liabilities of $1.3 million. The Company wired the full cash purchase price of $38.4 million at the closing and concurrently with the facility purchase, the Company sold 2.1 million shares of the Company’s Class A Common Stock for $28.0 million, to affiliates of Benestar in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933.
Depreciation expense was $12.7 million and $10.2 million for the thirteen weeks ended July 3, 2022 and July 4, 2021, respectively, and $25.1 million and $20.3 million for the twenty-six weeks ended July 3, 2022 and July 4, 2021, respectively. Depreciation expense is classified in cost of goods sold, selling, distribution, and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
5.GOODWILL AND INTANGIBLE ASSETS, NET
A rollforward of goodwill is as follows:

(in thousands)
Balance as of January 2, 2022	$915,438
RW Garcia acquisition adjustment	52
Balance as of July 3, 2022	$915,490

Intangible assets, net, consisted of the following:

(in thousands)	As of July 3, 2022	As of January 2, 2022
Subject to amortization:
Distributor/customer relationships	$677,930	$677,930
Technology	—	43
Trademarks	63,850	63,850
Master distribution rights	—	2,221
Amortizable assets, gross	741,780	744,044
Accumulated amortization	(63,903)	(45,224)
Amortizable assets, net	677,877	698,820
Not subject to amortization:
Trade names	434,513	434,513
Route assets	7,764	9,176
Intangible assets, net	$1,120,154	$1,142,509
Previously, the Company was granted certain exclusive distribution rights for certain products manufactured by another manufacturer. During the first fiscal quarter of 2022 the Company shifted the relationship with that manufacturer and converted that shelf space to Company-branded products. As a result, the Company recorded impairment expense of $2.0 million and the amortizable master distribution rights decreased by $2.2 million. There were no other significant changes to intangible assets during the twenty-six weeks ended July 3, 2022 other than those which arise from the normal course of business of buying and selling of Company-owned route assets and amortization.
Amortization of the distributor/customer relationships, technology, and trade names amounted to $9.4 million and $8.9 million for the thirteen weeks ended July 3, 2022 and July 4, 2021, respectively, and $18.8 million and $18.3 million for the twenty-six weeks ended July 3, 2022 and July 4, 2021, respectively. The expense related to the amortization of intangibles is classified in administrative expenses on the consolidated statements of operations and comprehensive income (loss).
6.NOTES RECEIVABLE
The Company has undertaken a program in recent years to sell company-managed DSD distribution routes to independent operators ("IOs"). Contracts are executed between the Company and the IO for the sale of the product distribution route, including a note in favor of the Company, in certain cases. The notes bear interest at rates ranging from 0.00% to 8.55% with terms ranging generally from one to ten years. The notes receivable balances due from IOs at July 3, 2022 and January 2, 2022 totaled $25.6 million and $27.2 million, respectively, and are collateralized by the routes for which the loans are made. The Company has a corresponding notes payable liability, related to the IO notes receivables, of $24.7 million and $24.8 million at July 3, 2022 and January 2, 2022, respectively. The related notes payable liability is discussed in further detail within Note 8. "Long-Term Debt".
Other notes receivable totaled $0.2 million as of July 3, 2022 and January 2, 2022.

7.ACCRUED EXPENSES AND OTHER
Current accrued expenses and other consisted of the following:

(in thousands)	As of July 3, 2022	January 2, 2022
Accrued compensation and benefits	$21,285	$20,081
Right-of-use liability	10,783	9,152
Accrued freight and manufacturing related costs	12,471	8,928
Insurance liabilities	8,134	8,620
Acquisition tax consideration	1,457	5,660
Accrued interest	983	371
Short term interest rate hedge liability	—	4,548
Accrued dividends	4,360	4,189
Accrued sales tax	—	1,300
Other accrued expenses	6,346	8,431
Total accrued expenses and other	$65,819	$71,280
Non-current accrued expenses and other consisted of the following:

(in thousands)	As of July 3, 2022	As of January 2, 2022
Right-of-use liability	$29,423	$23,226
Tax Receivable Agreement liability	25,426	24,443
Supplemental retirement and salary continuation plans	6,782	8,117
Other long term accrued expenses	83	52
Total accrued expenses and other	$61,714	$55,838
8.LONG-TERM DEBT
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (as amended, the "ABL facility"), pursuant to the terms of that certain First Lien Term Loan Credit Agreement, dated November 21, 2017 (the "Credit Agreement"). On April 1, 2020, the ABL facility was amended to increase the credit limit up to $116.0 million and to extend the maturity through August 22, 2024. On December 18, 2020, the ABL facility was amended to increase the credit limit up to $161.0 million. As of July 3, 2022 and January 2, 2022, $65.8 million and $36.0 million, respectively, were outstanding under this facility. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit. As of July 3, 2022 and January 2, 2022, $82.8 million and $96.9 million, respectively, was available for borrowing, net of letters of credit. The ABL facility is also subject to unused line fees (0.5% at July 3, 2022) and other fees and expenses.
Standby letters of credit in the amount of $12.0 million and $10.3 million have been issued as of July 3, 2022 and January 2, 2022, respectively. The standby letters of credit are primarily issued for insurance purposes.
Term Loans
On December 14, 2020, the Company entered into a Bridge Credit Agreement with a syndicate of banks, led by Bank of America, N.A. (the "Bridge Credit Agreement"). The proceeds of the Bridge Credit Agreement were used to fund the Company’s acquisition of Truco and the IP Purchase (as defined below) from OTB Acquisition, LLC, in which the Company withdrew $490.0 million to finance the acquisition of Truco Holdco Inc. ("Truco" and such acquisition, the "Truco Acquisition") and purchase and acquisition of certain intellectual property from OTB Acquisition, LLC (the "IP Purchase"). The Bridge Credit Agreement bears interest at an annual rate based on 4.25% plus 1 month LIBOR with scheduled incremental increases to the base rate, as defined in the Bridge Credit Agreement. The loan converts into an Extended Term Loan if the Loan remains open 365 days after the closing date. As of January 3, 2021, the outstanding balance of the Bridge Credit Agreement was $370.0 million, with $120.0 million being repaid from the redemption of the Company's warrants. Commitment fees and deferred financing costs on the Bridge Credit Agreement totaled $7.2 million, of which $2.6 million was expended in the thirteen weeks ended April 4, 2021. In connection with Amendment No. 2 to the Credit Agreement, and a $12.0 million repayment in the first quarter of 2021, the outstanding balance of $370.0 million was repaid in full.

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
The First Lien Term Loan, the Secured First Lien Note, Term Loan B, and the ABL facility are collateralized by substantially all of the assets and liabilities of the Company. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of the Company. The Company was in compliance with its financial covenant as of July 3, 2022.

Debt (in thousands)	Issue Date	Principal Balance	Interest Rate	Maturity Date	July 3, 2022	January 2, 2022
Term loan B	June-21	$795,000	4.06%	January-28	$783,261	$787,236
Equipment loans (1)			3.26%-5.77%	Various	49,747	26,655
ABL facility (2)					65,824	36,000
Net impact of debt issuance costs and original issue discounts					(7,511)	(7,929)
Total long-term debt					891,321	841,962
Less: current portion					(14,255)	(11,414)
Long term portion of term debt and financing obligations					$877,066	$830,548
(1) In July 2021, the Company entered into two separate finance lease obligations with Banc of America Leasing & Capital, LLC, which have been treated as secured borrowing. The Company has made a series of draws upon these agreements totaling $24.8 million in fiscal 2022, with varying maturities up through 2028.
(2) The facility bears interest at an annual rate based on LIBOR plus an applicable margin of 1.75% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.75% (ranging from 0.50% to 1.00%). The Company generally utilizes the Prime rate for amounts that the Company expects to pay down within 30 days, the interest rate on the facility as of July 3, 2022 and July 4, 2021, which was 5.50% and 3.75%, respectively under the Prime rate. The Company elects to use the LIBOR for balances that are expected to be carried longer than 30 days, the interest rate on the ABL facility as of July 3, 2022 was 3.35%. Had there been an outstanding balance and the Company elected to use the LIBOR rate as of July 4, 2021, the interest rate would have been 1.60%.
Other Notes Payable and Capital Leases
During the first fiscal quarter of 2022, we bought out and terminated the contracts of multiple distributors who had previously been providing services to the Company. These transactions were accounted for as contract terminations and resulted in expense of $23.0 million for the twenty-six weeks ended July 3, 2022. The outstanding balance of these transactions was $3.1 million as of July 3, 2022.
During the third quarter of 2021, the Company recorded liabilities related primarily to reclaiming distribution rights from distributors, of which $1.3 million was outstanding as of July 3, 2022 and January 2, 2022, respectively.
During the first fiscal quarter of 2020, the Company purchased intellectual property that include a deferred purchase price of $0.5 million, of which $0.3 million is outstanding as of July 3, 2022 and January 2, 2022.

Amounts outstanding under notes payable consisted of the following:

(in thousands)	As of July 3, 2022	As of January 2, 2022
Note payable – IO notes	$24,736	$24,822
Capital lease	7,876	8,166
Other	4,717	1,678
Total notes payable	37,329	34,666
Less: current portion	(13,214)	(9,957)
Long term portion of notes payable	$24,115	$24,709
During fiscal 2019, the Company sold $33.2 million of notes receivable from IOs on its books for $34.1 million in a series of transactions to a financial institution. During fiscal 2021, the Company sold an additional $11.8 million of notes receivable from IOs on its books for $12.5 million in a series of transactions to a financial institution. During fiscal 2022, the Company sold an additional $5.0 million of notes receivable from IOs on its books for $5.0 million. Due to the structure of the transactions, they did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding notes receivable also remained on the Company’s books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through June 2032. The Company partially guarantees the outstanding loans, as discussed in further detail within Note 11. "Contingencies". These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
Interest Expense
Interest expense consisted of the following:

(in thousands)	Thirteen weeks ended July 3, 2022	Thirteen weeks ended July 4, 2021	Twenty-six weeks ended July 3, 2022	Twenty-six weeks ended July 4, 2021
Company’s ABL facility and other long-term debt	$10,073	$7,254	$18,404	$14,828
Amortization of deferred financing fees	343	298	684	3,168
IO loans	311	344	742	761
Total interest	$10,727	$7,896	$19,830	$18,757
9.DERIVATIVE FINANCIAL INSTRUMENTS AND PURCHASE COMMITMENTS
Derivative Financial Instruments
To reduce the effect of interest rate fluctuations, the Company entered into a three year interest rate swap contract on September 6, 2019, with an effective date of September 30, 2019, with a counter party to make a series of payments based on a fixed interest rate of 1.339% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams are based on a notional amount of $250 million. On December 21, 2021, with an effective date of December 31, 2021, the Company entered into an accreting interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.3885% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams are based on a notional amount of $250 million, accreting to $500 million and maturing on September 30, 2026. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. On July 3, 2022, the effective fixed interest rate on the long-term debt hedged by these contracts was 4.25%. For further treatment of the Company’s interest rate swap, refer to "Note 10. Fair Value Measurements" and "Note 12. Accumulated Other Comprehensive Income."
Warrant Liabilities
The Company has outstanding warrants which are accounted for as derivative liabilities pursuant to ASC 815-40. See Note 15. "Warrants" for additional information on our warrant liabilities. A reconciliation of the changes in the warrant liability during the twenty-six weeks ended July 3, 2022 is as follows:

(in thousands)
Fair value of warrant liabilities as of January 2, 2022	$46,224
Gain on remeasurement of warrant liability	(1,944)
Fair value of warrant liabilities as of April 3, 2022	44,280
Gain on remeasurement of warrant liability	(5,760)
Fair value of warrant liabilities as of July 3, 2022	$38,520

Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $93.2 million as of July 3, 2022. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment losses totaling $1.1 million and $0.0 million for the thirteen weeks ended July 3, 2022 and July 4, 2021, respectively, and $1.0 million and $0.0 million for the twenty-six weeks ended July 3, 2022 and July 4, 2021, respectively.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of July 3, 2022:

(in thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$20,133	$—	$—	$20,133
Interest rate swaps	—	28,497	—	28,497
Total assets	$20,133	$28,497	$—	$48,630
Liabilities:
Commodity contracts	$—	$1,510	$—	$1,510
Private placement warrants	—	38,520	—	38,520
Debt	—	891,321	—	891,321
Total liabilities	$—	$931,351	$—	$931,351
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
Liabilities:
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
Guarantees
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $1.8 million and $2.2 million at July 3, 2022 and January 2, 2022, respectively, all of which was recorded by the Company as an off balance sheet arrangement. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $28.6 million and $18.6 million at July 3, 2022 and January 2, 2022, respectively, which are off balance sheet. As discussed in Note 8. "Long-Term Debt", the Company also sold notes receivable on its books to Bank of America during fiscal 2019, fiscal 2021, and fiscal 2022, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at July 3, 2022 and January 2, 2022 was $21.1 million and $19.7 million, respectively. Due to the structure of the transactions, the sale did not qualify for sale accounting treatment, and as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding note receivable also remained on the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $4.1 million and $4.9 million at July 3, 2022 and January 2, 2022, respectively, all of which were included in the Company's consolidated balance sheets. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
12.ACCUMULATED OTHER COMPREHENSIVE INCOME
Total accumulated other comprehensive income was $34.5 million as of July 3, 2022 and $3.7 million as of January 2, 2022. Total accumulated other comprehensive income consists solely of unrealized gains from the Company’s derivative financial instruments accounted for as cash flow hedges.
Changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gain on Cash Flow Hedges
Balance as of January 3, 2021	$924
Unrealized gain on cash flow hedges	822
Balance as of April 4, 2021	1,746
Unrealized gain on cash flow hedges	607
Balance as of July 4, 2021	$2,353

Balance as of January 2, 2022	$3,715
Unrealized gain on cash flow hedges	27,809
Balance as of April 3, 2022	31,524
Unrealized gain on cash flow hedges	3,011
Balance as of July 3, 2022	$34,535
Less balance attributable to noncontrolling interest as of July 3, 2022	13,247
Balance attributable to controlling interest as of July 3, 2022	$21,288
13.SUPPLEMENTARY CASH FLOW INFORMATION

(in thousands)	Twenty-six weeks ended July 3, 2022	Twenty-six weeks ended July 4, 2021
Cash paid for interest	$18,515	$17,391
Refunds related to income taxes	$4,562	$182
Payments for income taxes	$2,475	$3,116
Dividends accrued	$4,360	$3,826

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

The Company recorded income tax (benefit) for the thirteen and twenty-six weeks ended July 3, 2022 of $(2.9) million and $(0.1) million, respectively. Comparably, the Company recorded income tax expense for the thirteen and twenty-six weeks ended July 4, 2021 of $0.4 million and $1.4 million, respectively. The effective tax rates for the thirteen and twenty-six weeks ended July 3, 2022 were 894.8% and 0.3%, respectively. Comparably, the effective tax rates for the thirteen and twenty-six weeks ended July 4, 2021 were 2.5% and (24.8)%, respectively. The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of UBH, which is a partnership, is not taxed at the Company level, and is required to allocate some of its taxable results to the Continuing Members, as well as state taxes and the fair value impact of warrant liabilities. The Company’s effective tax rates for the thirteen and twenty-six weeks ended July 3, 2022 are 9.5% and (5.0)%, respectively, before consideration of any discrete items. During the thirteen and twenty-six weeks ended July 3, 2022, the effective tax rate was impacted by updated state nexus and apportionment estimates in response to the Truco Holdco., Inc. integration which resulted in a discrete tax (benefit) of $(2.4) million and $(1.9) million, respectively.

The Company regularly evaluates valuation allowances established for deferred tax assets ("DTA's") for which future realization is uncertain. The Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit use of the existing DTA's. As of July 3, 2022, a significant piece of objective negative evidence evaluated was the twelve-quarter cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTA's such as the investment in Utz Brands Holdings, LLC, federal operating losses subject to annual limitations due to "change in ownership" provisions, and state net operating losses where the Company does not expect to continue to have nexus. Therefore, a valuation allowance has been recorded against the DTA's for which it is more-likely-than-not they will not be realized. The Company has DTA’s related to its investment in partnership that are expected to be realized in the ordinary course of operations or generate future net operating losses for which a portion will have an indefinite carryforward period. Additionally, the Company has deferred tax liabilities ("DTL’s") related to its investment in the partnership that will not reverse in the ordinary course of business and will only reverse when the partnership is sold or liquidated. The Company has no intention of disposing of or liquidating the partnership and therefore has not considered the indefinite lived DTL as a source of income to offset other DTA’s. In weighing positive and negative evidence, both objective and subjective, including its twelve-quarter cumulative loss, the Company has recorded a valuation allowance against its DTA’s related to net operating losses and deductible book/tax differences and recorded a DTL primarily related to the book over tax basis in the investment in the partnership that will not reverse in the ordinary course of operations. The Company considered that an indefinite lived DTL may be considered as a source of taxable income for an indefinite lived DTA; however, given our indefinite lived DTL will only reverse upon sale or liquidation, the Company determined that it was more appropriate to record a valuation allowance against its DTA’s. The amount of DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

As of July 3, 2022, tax years 2018 through 2022 remain open and subject to examination by the Internal Revenue Service and the majority of the states where the Company has nexus, and tax years 2017 through 2022 remain open and subject to examination in selected states that have a longer statute of limitations.

Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of July 3, 2022 and January 2, 2022.

Tax receivable agreement liability

Pursuant to an election under section 754 of the Internal Revenue Code, the Company obtained an increase in its share of the tax basis in the net assets of UBH when it was deemed to purchase UBH units from third party members and purchased UBH units from the Continuing Members per the Business Combination. Following the Business Combination, the Continuing Members may exchange UBH units along with the forfeiture of a corresponding number of Class V Common Stock of the Company for Class A Common Stock of the Company. The Company intends to treat any such exchanges as direct purchases for U.S. federal income tax purposes, which is expected to further increase its share of the tax basis in the net assets of UBH. The increases in tax basis may reduce the amounts the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

Pursuant to the Business Combination Agreement, the Company entered into the Tax Receivable Agreement in connection with the Business Combination (the "Tax Receivable Agreement" or "TRA") , which provides for the payment by the Company of 85% of the amount of any tax benefits realized as a result of (i) increases in the share of the tax basis in the net assets of UBH resulting from the Business Combination and any future exchanges by the Continuing Members of UBH units for UBI common stock; (ii) tax basis increases attributable to payments made under the TRA; and (iii) tax amortization deductions attributable to the acquisition of Kennedy Endeavors, LLC and the election to treat the transaction as an asset deal for tax purposes. The rights of each party under the TRA other than the Company are assignable, subject to certain restrictions. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable, among other factors.

As of July 3, 2022 and January 2, 2022, the Company had a liability of $25.4 million and $24.6 million, respectively, related to its projected obligations under the TRA, which is reflected within current and non-current accrued expenses on the consolidated balance sheets.

15.WARRANTS

Prior to the Business Combination, CCH issued 15,833,332 warrants that were initially sold by CCH in its initial public offering of securities (the "Public Warrants"), including 1,166,666 warrants issued pursuant to those certain Forward Purchase Agreements entered into by CCH, the Sponsor, and the independent directors of CCH (the "Forward Purchase Agreements") that were issued at the closing of the Business Combination as part of the Forward Purchase Agreement discussed below (the "Forward Purchase Warrants"), and 7,200,000 warrants initially sold to the Sponsor simultaneously with the closing of its initial public offering (the "Private Placement Warrants," collectively, with the Public Warrants and Forward Purchase Warrants, the "Warrants"). As a result of the Business Combination, the Company assumed the CCH warrants and such warrants are now exercisable for shares of UBI Class A Common Stock instead of Class A ordinary shares of CCH. All other features of the warrants remain unchanged. On December 14, 2020, the Company provided notice to the holders of the Public Warrants and Forward Purchase Warrants that their warrants would be redeemed in accordance with the original terms on January 14, 2021. As of July 3, 2022 and January 2, 2022, there were 7,200,000 Private Placement Warrants outstanding.

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

The Warrants are accounted for as derivative liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity ("ASC 815-40"), due to certain settlement provisions in the corresponding warrant agreement that do not meet the criteria to be classified in stockholders’ equity. Pursuant to ASC 815-40, the Warrants are now classified as a liability at fair value on the Company’s consolidated balance sheet, and the change in the fair value of such liability in each period is recognized as a non-cash gain or loss in the Company’s consolidated statements of operations and comprehensive income (loss). The Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the Warrants recognized.

The remeasurement of the warrant liability resulted in a gain (loss) of $5.8 million and $19.4 million for the thirteen weeks ended July 3, 2022 and July 4, 2021, respectively, and of $7.7 million and $(2.1) million for the twenty-six weeks ended July 3, 2022 and July 4, 2021, respectively.

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
17. EQUITY

Class A Common Stock

The Company is authorized to issue 1,000,000,000 shares of Class A Common Stock, par value $0.0001 per share, of which 80,812,835 and 77,644,645 shares of UBI were issued and outstanding on July 3, 2022 and January 2, 2022, respectively. Upon the closing of the Business Combination, all shares of CCH Class A ordinary shares, including 3,500,000 Forward Purchase Class A Ordinary Shares of CCH that were issued at the closing of the Business Combination as part of the Forward Purchase Agreement discussed below, and Class B ordinary shares, less shareholder redemptions, were converted on a one-for-one basis into shares of Class A Common Stock, including 2,000,000 shares of Class B Common Stock initially issued to the Sponsor, which immediately vested upon the closing of the Business Combination and converted into shares of Class A Common Stock of the Company.

Class V Common Stock

The Company is also authorized to issue 61,249,000 shares of Class V Common Stock, par value of $0.0001 all of which were issued to the Continuing Members in connection with the closing of the Business Combination. Each of the Continuing Members' common limited liability company units of UBH along with a share of Class V Common Stock may be exchanged for one share of Class A Common Stock of the Company upon certain restrictions being satisfied. As of July 3, 2022 and January 2, 2022, there were 59,349,000 shares of Class V Common Stock outstanding.

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

The following tables reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

(in thousands, except share data)	Thirteen weeks ended July 3, 2022	Thirteen weeks ended July 4, 2021
Basic earnings per share:
Numerator:
Net income attributable to controlling interest	$3,179	$17,579
Dividends and income related to participating stock-based compensation awards	(31)	(384)
Net income attributable to common stockholders	$3,148	$17,195
Denominator:
Weighted average Class A Common Stock shares, basic and diluted	80,171,174	76,500,488
Basic earnings per share	$0.04	$0.22
Diluted earnings per share:
Numerator:
Net income attributable to common stockholders	$3,179	$17,579
Dividends and income related to participating stock-based compensation awards	(31)	(384)
Net income attributable to common stockholders	$3,148	$17,195
Denominator:
Weighted average Class A Common Stock shares, basic	80,171,174	76,500,488
Dilutive securities included in diluted earnings per share calculation:
Warrants	1,237,761	3,870,564
RSUs	56,544	983,648
PSUs	45,457	142,541
Stock options	—	234,815
Total diluted weighted average shares	81,510,936	81,732,056
Diluted earnings per share	$0.04	$0.21
Class V Common Stock not subject to earnings per share calculation	59,349,000	60,349,000
Net loss attributable to noncontrolling interest	$634	$1,400

(in thousands, except share data)	Twenty-six weeks ended July 3, 2022	Twenty-six weeks ended July 4, 2021
Basic and diluted earnings per share:
Numerator:
Net loss attributable to controlling interest	$(14,391)	$(4,950)
Dividends related to participating stock-based compensation awards	(88)	(170)
Net loss attributable to common stockholders	$(14,479)	$(5,120)
Denominator:
Weighted average Class A Common Stock shares, basic	79,371,789	76,213,746
Basic and diluted earnings (loss) per share	$(0.18)	$(0.07)
Anti-dilutive securities excluded from diluted earnings per share calculation:
Warrants	1,591,764	3,955,978
RSUs	56,976	1,348,026
PSUs	42,507	142,541
Stock options	—	230,542
Total	1,691,247	5,677,087
Class V Common Stock not subject to earnings per share calculation	59,349,000	60,349,000
Net loss attributable to noncontrolling interest	$(14,962)	$(2,220)
The diluted earnings (loss) per share computation excludes the effect of certain RSUs, PSUs, and stock options granted to Directors and Management which convert to Class A Common Stock upon vesting, as their inclusion would have been anti-dilutive if the Company had positive earnings.

Shares of the Company’s Class V Common Stock do not participate in earnings or losses of the Company and, therefore, are not participating securities. The PSUs, RSUs, and 2020 LTIP RSUs were participating securities in the periods because the holders of these stock-based compensation awards are entitled to participate in dividends declared on Class A Common Stock, if and when declared, on a one-to-one per-share basis. As such, earnings per share calculations were completed under the two-class method. As of July 3, 2022 and January 2, 2022, the Continuing Members held 59,349,000 shares of Class V Common Stock issued and outstanding and also held an equal number of common limited liability company units of UBH, which comprise the noncontrolling interest. The net loss attributable to the noncontrolling interest was $15.0 million and $2.2 million for twenty-six weeks ended July 3, 2022 and July 4, 2021, respectively.

19. SUBSEQUENT EVENTS
The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited combined interim consolidated financial statements as of and for the twenty-six weeks ended July 3, 2022, together with our audited combined consolidated financial statements for our most recently completed fiscal year set forth under Item 8 of our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A "Risk Factors" of our Annual Report on Form 10-K and other filings under the Exchange Act.
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

Overview
We are a leading United States manufacturer of branded salty snacks. We produce a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, pork skins, veggie snacks, pub/party mixes, and other snacks. Our iconic portfolio of authentic, craft, and "better for you" brands, which includes Utz®, ON THE BORDER®, Zapp’s®, Golden Flake®, Good Health®, Boulder Canyon®, Hawaiian® Brand, and TORTIYAHS!®, among others, enjoys strong household penetration in the United States, where our products can be found in approximately 49% of U.S. households. We operate manufacturing facilities across the U.S. with a broad range of capabilities, and our products are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors, and approximately 2,000 direct-store-delivery ("DSD") routes. Our company was founded in 1921 in Hanover, Pennsylvania, and benefits from over 100 years of brand awareness and heritage in the salty snack industry. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2021 retail sales, we are the second-largest producer of branded salty snacks in our core geographies. We have historically expanded our geographic reach and product portfolio organically and through acquisitions.
Key Developments and Trends
Our management team monitors a number of developments and trends that could impact our revenue and profitability objectives.
Long-Term Demographics, Consumer Trends, and Demand – We participate in the attractive and growing $32 billion U.S. salty snacks category, within the broader greater than $105 billion market for U.S. snack foods as of June 22, 2022. The salty snacks category has grown retail sales at an approximately 7.1% compound annual growth rate ("CAGR") from 2018 through 2021 with a major spike in 2020 during the novel coronavirus ("COVID-19") pandemic consumption. In the last few years, snacking occasions have been on the rise as consumers increasingly seek out convenient, delicious snacks for both on-the-go and at-home lifestyles. Additionally, the salty snacks category has historically benefited from favorable competitive dynamics, including low private label penetration and category leaders competing primarily through marketing and innovation. We expect these consumer and category trends to continue to drive strong retail sales growth for salty snacks.
As a staple food product with resilient consumer demand and a predominantly domestic supply chain, the salty snack category is well positioned to navigate periods of economic disruption or other unforeseen global events. The U.S. salty snack category has demonstrated strong performance through economic downturns historically, growing at a 4% CAGR from 2007 to 2010 during the last recession. More recently, the U.S. salty snack category demonstrated strong performance during the COVID-19 pandemic which began in March 2020 in the U.S. For the thirteen weeks ended July 3, 2022, U.S. retail sales for salty snacks based on IRI data increased by 14.8% versus the comparable prior year period. In the same period, our retail sales increased 16.0%.
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
Operating Costs – Our operating costs include raw materials, labor, manufacturing overhead, selling, distribution, and administrative expenses. We manage these expenses through annual cost saving and productivity initiatives, sourcing and hedging programs, pricing actions, refinancing and tax optimization. Additionally, we maintain ongoing efforts led by our project management office, or PMO, to expand our profitability, including implementing significant reductions to our operating cost structure in both supply chain and overhead costs. See Commodity Trends for more information on the current trends of our Operating Costs.
Taxes – On March 27, 2020, The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted which includes various tax provisions with retroactive effect. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are effective retroactively for years ending before the date of enactment. We deferred $7.8 million of payroll tax deposits per the CARES Act. The deferred payroll taxes must be deposited in two installments, with the first installment of $3.9 million paid as of December 31, 2021, and the remaining $3.9 million due on December 31, 2022. We continue to evaluate the impact of the CARES Act; however, we believe it is unlikely to have a material effect on our consolidated financial position, results of operations, and cash flow.

Financing Costs – We regularly evaluate our variable and fixed-rate debt. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the twenty-six weeks ended July 3, 2022 was 4.1%, up from 3.7% during the twenty-six weeks ended July 4, 2021. We have used interest rate swaps to help manage some of our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 8. "Long-Term Debt" and Note 9. "Derivative Financial Instruments and Purchase Commitments" to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this filing for additional information on debt, derivative and purchase commitment activity.
LIBOR Transition – As of July 3, 2022, we had $849.1 million in variable rate indebtedness, up from $823.2 million at January 2, 2022. As of July 3, 2022, our variable rate indebtedness is tied to the Eurocurreny Rate which currently uses the London Inter Bank Offered Rate ("LIBOR") as a benchmark for establishing applicable rates. As of July 3, 2022, we have entered into interest rate hedges covering $500.0 million of debt through September 30, 2026, which limits some of our exposure to changes in interest rates. See Note 9. "Derivatives Financial Instruments and Purchase Commitments" for additional details. On November 30, 2020, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation issued a public statement that the administrator of LIBOR announced it will consult on an extension of publication of certain U.S. Dollar LIBOR tenors until June 30, 2023, which would allow additional legacy USD LIBOR contracts to mature before the succession of LIBOR. The Eurocurrency Rate could change benchmarks, the extent and manner of any future changes with respect to methods of calculating LIBOR or replacing LIBOR with another benchmark are unknown and impossible to predict at this time and, as such, may result in interest rates that are materially higher than current interest rates. If interest rates applicable to our variable interest indebtedness increase, our interest expense will also increase, which could make it difficult for us to make interest payments and fund other fixed costs and, in turn, adversely impact our cash flow available for general corporate purposes.

COVID-19 – In March 2020, the World Health Organization declared that COVID-19 constituted a "Public Health Emergency of International Concern" and later characterized it as a "pandemic". In response, we have taken necessary preventive actions and continue to implement safety measures to protect our employees who are working on and off site. The same time period, March 2020, also marked the beginning of COVID-19’s impact on the consumption, distribution and production of our products. Demand for product increased significantly for several weeks in late March and into April 2020 as customers "pantry-loaded" in response to "shelter-in-place" measures that were enacted in many markets. Following that initial spike, in the weeks that followed, demand for product continued to out-pace prior year rates as families have favored "at-home" dining at a greater rate than pre-pandemic levels. We have serviced that demand by increasing production and distribution activities. Our strategic manufacturing capabilities and DSD distribution network have allowed us to effectively service the increased demand and be responsive to evolving market dynamics driven by changes in consumer behavior. During this time we picked up a significant number of new customers and have experienced a high level of repeat customers within fiscal year 2021 and the first and second quarters of 2022. We will continue to monitor customer and consumer activity and adapt our plans as necessary to best service the business.
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

On November 2, 2021, the Company announced that certain of its subsidiaries, entered into a definitive agreement to acquire R.W. Garcia Holdings, LLC and its wholly-owned subsidiary, R.W. Garcia Co., Inc. ("RW Garcia"), to acquire the equity of RW Garcia, an artisan maker of high-quality organic tortilla chips, crackers, and corn chips ("RW Garcia acquisition"). The Company closed on this transaction on December 6, 2021, with the purchase price of approximately $57.8 million funded in part from a draw on the Company's line of credit and cash on hand. In addition to this acquisition on December 6, 2021, the Company closed on an acquisition of a manufacturing facility of which RW Garcia was a tenant. The cost of the manufacturing facility was approximately $6.0 million.

Commodity Trends
We regularly monitor worldwide supply and commodity costs so we can cost-effectively secure ingredients, packaging and fuel required for production. A number of external factors such as weather conditions, commodity market conditions, and the effects of governmental, agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address commodity costs primarily through the use of buying-forward, which locks in pricing for key materials between three and 18 months in advance. Other methods include hedging, net pricing adjustments to cover longer term cost inflation, and manufacturing and overhead cost control. Our hedging techniques, such as forward contracts, limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Toward the end of 2020, we began to experience an increase in pricing in certain commodity trends that continued to rise throughout fiscal year 2021 and have continued to rise through the second quarter of 2022. We expect this trend to continue through 2022 and this may adversely impact our net income. Additionally, the Company has experienced rising costs related to fuel and freight rates as well as rising labor costs which have negatively impacted profitability. Transportation costs have been on the rise since early 2021 and may continue to rise which may also adversely impact net income. Taken all together, the Company expects gross input cost inflation (which includes commodities, labor, and transportation) to be in the mid to high-teens in fiscal 2022. The Company looks to offset rising costs through increasing manufacturing and distribution efficiencies as well as through price increases to our customers, although it is unclear whether historic customer sales levels will be maintained at these higher prices. Due to competitive or market conditions, planned trade or promotional incentives, or other factors, our pricing actions may also lag commodity cost changes.

While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. Market factors including supply and demand may result in higher costs of sourcing those materials.
Independent Operator Conversions
Our DSD distribution is executed via Company-owned routes operated by route sales professionals ("RSP" or "RSPs"), and third-party routes managed by IOs. We have used the IO and RSP models for more than a decade. In fiscal year 2017, we embarked on a multi-year strategy to convert all Company-owned RSP routes to the IO model. The mix between IOs and RSP was approximately 91% and 9%, respectively as of July 3, 2022 versus 83% and 17% ratio for IOs and RSPs respectively as of July 4, 2021. We anticipate completing substantially all remaining conversions by the end of fiscal year 2022. The conversion process involves selling distribution rights of a defined route to an IO. As we convert a large number of routes in a year, there is a meaningful decrease in the selling and administrative costs that we previously incurred on RSPs and a corresponding increase in discounts paid to IOs to cover their costs to distribute our product. The net impact is a reduction in selling and distribution expenses and a decrease in Net Sales and Gross Profit. Conversions also impact our balance sheet resulting in cash proceeds to us as a result of selling the route to an IO, or by creating notes receivable related to the sale of the routes.

Results of Operations
Overview
The following tables present selected unaudited financial data for the thirteen and twenty-six weeks ended July 3, 2022 and July 4, 2021.

	Thirteen weeks ended July 3, 2022	Thirteen weeks ended July 4, 2021	Twenty-six weeks ended July 3, 2022	Twenty-six weeks ended July 4, 2021
Net sales	$350,147	$297,919	$690,914	$567,101
Cost of goods sold	238,618	202,359	475,578	376,300
Gross profit	111,529	95,560	215,336	190,801
Selling, distribution, and administrative expenses
Selling and distribution	68,796	64,439	156,906	121,167
Administrative	38,816	29,041	77,367	58,974
Total selling, distribution, and administrative expenses	107,612	93,480	234,273	180,141
Gain on sale of assets, net	1,375	2,289	1,742	3,008
Income (loss) from operations	5,292	4,369	(17,195)	13,668
Other (expense) income
Interest expense	(10,727)	(7,896)	(19,830)	(18,757)
Other (expense) income	(645)	758	(125)	1,476
Gain (loss) on remeasurement of warrant liability	5,760	19,368	7,704	(2,133)
Other (expense) income, net	(5,612)	12,230	(12,251)	(19,414)
Income (loss) before taxes	(320)	16,599	(29,446)	(5,746)
Income tax (benefit) expense	(2,865)	420	(93)	1,424
Net income (loss)	$2,545	$16,179	$(29,353)	$(7,170)
Thirteen weeks ended July 3, 2022 versus thirteen weeks ended July 4, 2021
Net sales
Net sales was $350.1 million and $297.9 million for the thirteen weeks ended July 3, 2022 and July 4, 2021, respectively. The net sales increase of $52.2 million or 17.5% for the thirteen weeks ended July 3, 2022, over the comparable period in 2021, was primarily related to favorable price/mix of 13.0%, which was largely driven by pricing actions in the second half of 2021 and during the first half of 2022 as a response to inflationary pressures. In addition, the 2021 acquisitions of Festida Foods and R.W. Garcia, as well as, organic volume growth, and distribution gains at national customers and in key geographies also contributed to the year-over-year revenue growth.
IO discounts increased to $39.3 million for the thirteen weeks ended July 3, 2022 from $30.4 million for the corresponding thirteen weeks ended July 4, 2021. Excluding the impacts of acquisitions and increased IO discounts related to RSP to IO conversion, organic net sales increased 13.6% for the thirteen weeks ended July 3, 2022 versus the corresponding period in 2021.

Net sales are evaluated based on classification as Power and Foundation brands. Power brands include our iconic heritage Utz brand and iconic ON THE BORDER® brand; craft brands such as Zapp’s®, Golden Flake® Pork Skins, TORTIYAHS!, and Hawaiian®; "better for you" brands such as Good Health® and Boulder Canyon®; and selected licensed brands such as TGI Fridays®. Our Foundation brands are comprised of several regional brands, including Bachman®, Golden Flake® Chips and Cheese, Tim’s Cascade® Snacks, Snyder of Berlin®, and "Dirty" Potato Chips®, R.W. Garcia® and selected licensed brands such as Herdez® as well as other partner and private label brands.
For the thirteen weeks ended July 3, 2022, excluding brands acquired through our Vitner's, Festida Foods, and R. W. Garcia acquisitions, Power brand sales increased by approximately 17.5%, while Foundation brand sales decreased by approximately 0.2% from the thirteen weeks ended July 4, 2021. The increase in Power brand sales is due primarily to favorable pricing actions and increased sales volume, offset by continued IO conversions. Foundation brand sales decrease was primarily driven IO conversions, and SKU rationalization, offset by favorable pricing actions.

Cost of goods sold and Gross profit
Gross profit was $111.5 million and $95.6 million for the thirteen weeks ended July 3, 2022 and July 4, 2021, respectively. The increase in gross profit for thirteen weeks ended July 3, 2022 was driven by organic volume growth, the gross profit contributions related to the acquisition of Festida Foods and R.W. Garcia, and the benefits of leveraging our existing infrastructure and available capacity while also improving efficiencies through productivity initiatives. In addition, pricing initiatives were put in place to help reduce the impact of continued commodity, transportation, and wage inflation.
Gross profit margin was 31.9% for the thirteen weeks ended July 3, 2022 versus 32.1% for the thirteen weeks ended July 4, 2021. The decline in gross profit margin was primarily driven by commodity and wage inflation, higher depreciation costs due to the acquired assets of Festida Foods and R.W. Garcia businesses, offset by our pricing and productivity actions. Additionally, IO discounts increased to $39.3 million for the thirteen weeks ended July 3, 2022 from $30.4 million for the thirteen weeks ended July 4, 2021, reducing gross profit by $8.9 million. The increase in IO discounts was driven by increased sales due to volume growth and pricing actions, and continued conversions of DSD routes from RSP to IO. The growth of IO discounts related to the conversion of DSD routes to IOs is offset by lower selling and distribution expense.
Selling, distribution, and administrative expense
Selling, distribution, and administrative expenses were $107.6 million and $93.5 million for the thirteen weeks ended July 3, 2022 and July 4, 2021, respectively resulting in an increase of $14.1 million or 15.1% over the corresponding period in fiscal year 2021. The increase in expenses for the thirteen weeks ended July 3, 2022 was driven by higher delivery costs by $3.7 million and the addition of operational costs related to organic growth and the acquired operations of Festida Foods and R.W. Garcia businesses, as well as, wage inflation. These incremental costs were offset by the reductions of selling costs related to the continued conversion of Company-owned RSP to IO routes.
Gain (loss) on sale of assets
Gain on sale of assets was $1.4 million and $2.3 million for the thirteen weeks ended July 3, 2022 and July 4, 2021, respectively. The Company has continued to convert Company-owned routes to IO routes during the second fiscal quarter of 2022, offsetting the sales price by the respective route intangible asset.
Other (expense) income, net
Other (expense) income, net was expense of $(5.6) million compared to income of $12.2 million for the thirteen weeks ended July 3, 2022 and July 4, 2021, respectively. The decrease in income for the thirteen weeks ended July 3, 2022 was primarily due to a $5.8 million gain from the remeasurement of warrant liability for the thirteen weeks ended July 3, 2022 versus a gain of $19.4 million for the thirteen weeks ended July 4, 2021. Also significant was interest expense of $10.7 million for the thirteen weeks ended July 3, 2022 compared to $7.9 million for the thirteen weeks ended July 4, 2021. The additional increase in interest expense is primarily attributable to the additional equipment loan and ABL facility draws, as well as an uptick in interest rates, which impacted the un-hedged portion of debt.
Income taxes
Income tax (benefit)/expense was $(2.9) million and $0.4 million for the thirteen weeks ended July 3, 2022 and July 4, 2021, respectively.

Twenty-six weeks ended July 3, 2022 versus twenty-six weeks ended July 4, 2021
Net sales
Net sales was $690.9 million and $567.1 million for the twenty-six weeks ended July 3, 2022 and July 4, 2021, respectively. Net sales for the twenty-six weeks ended July 3, 2022 increased $123.8 million or 21.8% over the comparable period in 2021. The increase in net sales for the twenty-six weeks ended July 3, 2022 was primarily related to favorable price/mix of 11.3%, which was largely driven by pricing actions in the second half of 2021 and during the first half of 2022 as a response to inflationary pressures, as well as organic volume growth, and the acquisitions of Vitner's, Festida Foods, and R.W. Garcia
IO discounts increased to $73.5 million for the twenty-six weeks ended July 3, 2022 from $56.9 million for the corresponding twenty-six weeks ended July 4, 2021. Excluding the impacts of acquisitions and increased IO discounts related to RSP to IO conversion, organic net sales increased 16.9% for the twenty-six weeks ended July 3, 2022 versus the corresponding period in 2021.
Net sales are evaluated based on classification as Power and Foundation brands. Power brands include our iconic heritage Utz brand and iconic ON THE BORDER® brand; craft brands such as Zapp’s®, Golden Flake® Pork Skins, TORTIYAHS!, and Hawaiian®; "better for you" brands such as Good Health® and Boulder Canyon®; and selected licensed brands such as TGI Fridays®. Our Foundation brands are comprised of several regional brands, including Bachman®, Golden Flake® Chips and Cheese, Tim’s Cascade® Snacks, Snyder of Berlin®, and "Dirty" Potato Chips®, R.W. Garcia® and selected licensed brands such as Herdez® as well as other partner and private label brands.
For the twenty-six weeks ended July 3, 2022, excluding brands acquired through our Vitner's, Festida Foods, and R. W. Garcia acquisitions, Power brand sales increased by approximately 22.3%, while Foundation brand sales increased approximately 3.1% from the twenty-six weeks ended July 4, 2021. The increase in Power brand sales is due primarily to favorable pricing actions and increased sales volume, offset by continued IO conversions. Foundation brand sales increase was primarily driven by favorable pricing actions offset by continued IO conversion and SKU rationalization.

Cost of goods sold and Gross profit
Gross profit was $215.3 million and $190.8 million for the twenty-six weeks ended July 3, 2022 and July 4, 2021, respectively. The increase in gross profit for twenty-six weeks ended July 3, 2022 was driven by organic volume growth, the gross profit contributions related to the acquisition of Vitner's, Festida Foods, and R.W. Garcia, and the benefits of leveraging our existing infrastructure and available capacity while also improving efficiencies through productivity initiatives. In addition, pricing initiatives were put in place to help reduce the impact of continued commodity, transportation, and wage inflation.
Gross profit margin was 31.2% for the twenty-six weeks ended July 3, 2022 versus 33.6% for the twenty-six weeks ended July 4, 2021. The decline in gross profit margin was primarily driven by commodity and wage inflation, higher depreciation costs due to the acquired assets of Festida Foods and R.W. Garcia businesses, offset by pricing and productivity actions. Additionally, IO discounts increased to $73.5 million for the twenty-six weeks ended July 3, 2022 from $56.9 million for the twenty-six weeks ended July 4, 2021, reducing gross profit by $16.6 million. The increase in IO discounts was driven by increased sales due to volume growth and pricing actions, and continued conversions of DSD routes from RSP to IO. The growth of IO discounts related to the conversion of DSD routes to IOs is offset by lower selling and distribution expense.
Selling, distribution, and administrative expense
Selling, distribution, and administrative expenses were $234.3 million and $180.1 million for the twenty-six weeks ended July 3, 2022 and July 4, 2021, respectively, resulting in an increase of $54.1 million, or 30.0%, over the corresponding period in fiscal year 2021. The increase in expenses for the twenty-six weeks ended July 3, 2022 was driven by higher Acquisition and Integration costs related to the buyout of multiple distributors, which were accounted for as contract terminations, and resulted in expense of $23.0 million. In addition, other contract termination expense and related impairments totaled a combined $2.6 million. Excluding these items selling, distribution, and administrative expenses increased by 15.8% for the twenty-six weeks ended July 3, 2022 compared to the corresponding period in fiscal year 2021. We believe that these actions will help drive increased future profitability and allow us to better serve our customers. Other significant contributors to the increase in expense can be attributed to higher delivery costs by $8.6 million and the addition of operational costs related to the acquired operations Vitner's, Festida, and R.W. Garcia businesses, as well as, wage inflation related to selling, distribution, and administrative employees. These incremental costs were offset by the reductions of selling costs related to the continued conversion out of Company-owned RSP to IO routes.

Gain (loss) on sale of assets
Gain on sale of assets was $1.7 million and $3.0 million for the twenty-six weeks ended July 3, 2022 and July 4, 2021, respectively. The Company has continued to convert Company-owned routes to IO routes during the first and second fiscal quarters of 2022, offsetting the sales price by the respective route intangible asset.
Other (expense) income, net
Other expense, net was $(12.3) million and $(19.4) million for the twenty-six weeks ended July 3, 2022 and July 4, 2021, respectively. The decrease in expense for the twenty-six weeks ended July 3, 2022 was primarily due to a $7.7 million gain from the remeasurement of warrant liability for the twenty-six weeks ended July 3, 2022 versus a loss of $2.1 million for the twenty-six weeks ended July 4, 2021. Also significant was interest expense of $19.8 million for the twenty-six weeks ended July 3, 2022 compared to $18.8 million for the thirteen weeks ended July 4, 2021. The additional increase in interest expense is primarily attributable to the additional equipment loan draws as well as an uptick in interest rates, which impacted the un-hedged portion of debt.
Income taxes
Income tax (benefit) expense was $(0.1) million and $1.4 million for the twenty-six weeks ended July 3, 2022 and July 4, 2021, respectively.
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
The following table provides a reconciliation from net income (loss) to EBITDA and Adjusted EBITDA for the thirteen and twenty-six weeks ended July 3, 2022 and July 4, 2021:

(dollars in millions)	Thirteen weeks ended July 3, 2022	Thirteen weeks ended July 4, 2021	Twenty-six weeks ended July 3, 2022	Twenty-six weeks ended July 4, 2021
Net income (loss)	$2.5	$16.2	$(29.4)	$(7.2)
Plus non-GAAP adjustments:
Income Tax (Benefit) Expense	(2.9)	0.4	(0.1)	1.4
Depreciation and Amortization	22.4	19.1	44.6	38.6
Interest Expense, Net	10.7	7.9	19.8	18.8
Interest Income (IO loans)(1)	(0.4)	(0.4)	(0.9)	(1.3)
EBITDA	32.3	43.2	34.0	50.3
Certain Non-Cash Adjustments(2)	4.8	2.8	8.3	7.0
Acquisition and Integration(3)	7.2	6.1	36.0	8.0
Business Transformation Initiatives(4)	3.6	2.4	7.9	5.7
Financing-Related Costs(5)	0.1	0.6	0.2	0.6
(Gain) Loss on Remeasurement of Warrant Liability(6)	(5.8)	(19.4)	(7.7)	2.1
Adjusted EBITDA	$42.2	$35.7	$78.7	$73.7
Adjusted EBITDA as a % of Net Sales	12.1%	12.0%	11.4%	13.0%

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
(2)Certain Non-Cash Adjustments are comprised primarily of the following:
Incentive programs and other non-cash adjustments – For the thirteen weeks ended July 3, 2022 and July 4, 2021, the Company incurred $3.3 million and $2.7 million, respectively, of share-based compensation and compensation expense associated with the employee stock purchase plan. The thirteen and twenty-six weeks ended July 3, 2022 also includes $1.5 million of unrealized purchase commitment losses. For the twenty-six weeks ended July 3, 2022 and July 4, 2021, the Company incurred $4.8 million and $5.6 million, respectively, of share-based compensation and compensation expense associated with the employee stock purchase plan. During the twenty-six weeks ended July 3, 2022, the Company recorded an impairment of $2.0 million related to the termination of distribution agreements.
(3)Adjustment for Acquisition and Integration Costs – This is comprised of consulting, transaction services, and legal fees incurred for acquisitions and certain potential acquisitions. The majority of charges are related to the buyout of multiple distributors, which was accounted for as a contract termination resulting in expense of $23.0 million for the twenty-six weeks ended July 3, 2022 as well as other integration costs. During the thirteen and twenty-six weeks ended July 3, 2022, we incurred incremental costs of $6.2 million and $12.0 million, respectively, for the integration of Truco, R.W. Garcia, Kings Mountain, and costs to evaluate other potential acquisitions, as well as, $1.0 million for the incremental Tax Receivable Agreement Liability associated with the Business Combination. Acquisition and Integration costs incurred primarily for the Vitner's acquisition, the Truco acquisition, and related integration expenditures were $1.9 million and $3.9 million for the thirteen and twenty-six weeks ended July 4, 2021, respectively, as well as $4.1 million related to distributor buyouts which was accounted for as contract terminations for the thirteen and twenty-six weeks ended July 4, 2021.
(4)Business Transformation Initiatives Adjustment – This adjustment is related to consultancy, professional, and legal fees incurred for specific initiatives and structural changes to the business that do not reflect the cost of normal business operations. In addition, gains and losses realized from the sale of distribution rights to IOs and the subsequent disposal of trucks, severance costs associated with the elimination of RSP positions, and ERP transition costs, fall into this category. The Company incurred such costs of $3.6 million and $2.4 million for the thirteen weeks ended July 3, 2022 and July 4, 2021, respectively, and $6.3 million and $5.7 million for the twenty-six weeks ended July 3, 2022 and July 4, 2021, respectively.
(5)Financing-Related Costs – These costs include adjustments for various items related to raising debt and equity capital or debt extinguishment costs.
(6)Gains and losses related to the changes in the remeasurement of warrant liabilities are not expected to be settled in cash, and when exercised would result in a cash inflow to the Company with the Warrants converting to Class A Common Stock with the liability being extinguished and the fair value of the Warrants at the time of exercise being recorded as an increase to equity.
Liquidity and Capital Resources
The following table presents net cash provided by operating activities, investing activities and financing activities for the twenty-six weeks ended July 3, 2022 and July 4, 2021.

(in thousands)	Twenty-six weeks ended July 3, 2022	Twenty-six weeks ended July 4, 2021
Net cash used in operating activities	$(26,268)	$(44)
Net cash used in investing activities	$(47,251)	$(70,543)
Net cash provided by financing activities	$51,754	$50,501

For the twenty-six weeks ended July 3, 2022, our consolidated cash balance, including cash equivalents, was $20.1 million or $21.8 million lower than at January 2, 2022. Net cash used in operating activities for the twenty-six weeks ended July 3, 2022 was $26.3 million compared to $0.0 million for the twenty-six weeks ended July 4, 2021, with the difference largely driven by the payment of $20.2 million in the first quarter of 2022 related to the buyout of multiple distributors, which were accounted for as contract terminations. The twenty-six weeks ended July 3, 2022 also included a larger cash outflow related to the building of inventory compared to the prior year comparable period. Cash used in investing activities for the twenty-six weeks ended July 3, 2022 was $47.3 million driven by purchases of property and equipment offset by proceeds from the sale of assets and receipt of an insurance claim, versus cash used in investing activity of $70.5 million for the twenty-six weeks ended July 4, 2021, which was primarily driven by the acquisition of Vitner's and Festida Foods. Net cash provided by financing activities was $51.8 million for the twenty-six weeks ended July 3, 2022, driven by an increase in the line of credit of $29.8 million, borrowings on the equipment term loans and other notes payable of $28.9 million, and proceeds from the issuance of shares of $28.0 million, offset by cash payments on net settled stock based compensation, the payment of dividends and distribution, and repayments on term debt and notes payable, versus net cash used in financing activities of $50.5 million for the twenty-six weeks ended July 4, 2021, which was primarily a result of the payoffs of the First Term Loan and the Bridge Credit Agreement, payments of dividends and distributions, offset by the borrowings under Term Loan B and proceeds from the redemption of warrants.

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
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (as amended, the "ABL facility"), pursuant to the terms of that certain First Lien Term Loan Credit Agreement, dated November 21, 2017 (the "Credit Agreement"). On April 1, 2020, the ABL facility was amended to increase the credit limit up to $116.0 million and to extend the maturity through August 22, 2024. On December 18, 2020, the ABL facility was amended to increase the credit limit up to $161.0 million. As of July 3, 2022 and January 2, 2022, $65.8 million and $36.0 million, respectively, were outstanding under this facility. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit. As of July 3, 2022 and January 2, 2022, $82.8 million and $96.9 million, respectively, was available for borrowing, net of letters of credit. The ABL facility is also subject to unused line fees (0.5% at July 3, 2022) and other fees and expenses.
Standby letters of credit in the amount of $12.0 million and $10.3 million have been issued as of July 3, 2022 and January 2, 2022, respectively. The standby letters of credit are primarily issued for insurance purposes.
Term Loans
On December 14, 2020, the Company entered into a Bridge Credit Agreement with a syndicate of banks, led by Bank of America, N.A. (the "Bridge Credit Agreement"). The proceeds of the Bridge Credit Agreement were used to fund the Company’s acquisition of Truco and the IP Purchase from OTB Acquisition, LLC, in which the Company withdrew $490.0 million to finance the Truco Acquisition and IP Purchase. The Bridge Credit Agreement bears interest at an annual rate based on 4.25% plus 1 month LIBOR with scheduled incremental increases to the base rate, as defined in the Bridge Credit Agreement. The loan converts into an Extended Term Loan if the Loan remains open 365 days after the closing date. As of January 3, 2021, the outstanding balance of the Bridge Credit Agreement was $370.0 million, with $120.0 million being repaid from the redemption of the Company's warrants. Commitment fees and deferred financing costs on the Bridge Credit Agreement totaled $7.2 million, of which $2.6 million was expended in the thirteen weeks ended April 4, 2021. In connection with Amendment No. 2 to the Credit Agreement, and a $12.0 million repayment in the first quarter of 2021, the outstanding balance of $370.0 million was repaid in full.
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
The First Lien Term Loan, the Secured First Lien Note, Term Loan B, and the ABL facility are collateralized by substantially all of the assets and liabilities of the Company. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of the Company. The Company was in compliance with its financial covenant as of July 3, 2022.

Debt (in thousands)	Issue Date	Principal Balance	Interest Rate	Maturity Date	July 3, 2022	January 2, 2022
Term loan B	June-21	$795,000	4.06%	January-28	$783,261	$787,236
Equipment loans (1)			3.26%-5.77%	Various	49,747	26,655
ABL facility (2)					65,824	36,000
Net impact of debt issuance costs and original issue discounts					(7,511)	(7,929)
Total long-term debt					891,321	841,962
Less: current portion					(14,255)	(11,414)
Long term portion of term debt and financing obligations					$877,066	$830,548
(1) In July 2021, the Company entered into two separate finance lease obligations with Banc of America Leasing & Capital, LLC, which have been treated as secured borrowing. The Company has made a series of draws upon these agreements totaling $25.6 million in fiscal 2022, with varying maturities up through 2028.
(2) The facility bears interest at an annual rate based on LIBOR plus an applicable margin of 1.75% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.75% (ranging from 0.50% to 1.00%). The Company generally utilizes the Prime rate for amounts that the Company expects to pay down within 30 days, the interest rate on the facility as of July 3, 2022 and July 4, 2021, which was 5.50% and 3.75%, respectively under the Prime rate. The Company elects to use the LIBOR for balances that are expected to be carried longer than 30 days, the interest rate on the ABL facility as of July 3, 2022 was 3.35%. Had there been an outstanding balance and the Company elected to use the LIBOR rate as of July 4, 2021, the interest rate would have been 1.60%.
Other Notes Payable and Capital Leases
During the first fiscal quarter of 2022, we bought out and terminated the contracts of multiple distributors who had previously been providing services to the Company. These transaction were accounted for primarily as contract terminations and resulted in expense of $23.0 million. As a condition of our buyout of distributors an additional $3.1 million was outstanding as of July 3, 2022.
During the third quarter of 2021, the Company recorded liabilities related primarily to reclaiming distribution rights from distributors, of which $1.3 million was outstanding as of July 3, 2022 and January 2, 2022, respectively.
During the first fiscal quarter of 2020, the Company purchased intellectual property that include a deferred purchase price of $0.5 million, of which $0.3 million is outstanding as of July 3, 2022 and January 2, 2022, respectively.

Amounts outstanding under notes payable consisted of the following:

(in thousands)	As of July 3, 2022	As of January 2, 2022
Note payable – IO notes	$24,736	$24,822
Capital lease	7,876	8,166
Other	4,717	1,678
Total notes payable	37,329	34,666
Less: current portion	(13,214)	(9,957)
Long term portion of notes payable	$24,115	$24,709
During fiscal 2019, the Company sold $33.2 million of notes receivable from IOs on its books for $34.1 million in a series of transactions to a financial institution. During fiscal 2021, the Company sold an additional $11.8 million of notes receivable from IOs on its books for $12.5 million in a series of transactions to a financial institution. During fiscal 2022, the Company sold an additional $5.0 million of notes receivable from IOs on its books for $5.0 million. Due to the structure of the transactions, they did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding notes receivable also remained on the Company’s books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through June 2032. The Company partially guarantees the outstanding loans, as discussed in further detail within Note 11. "Contingencies". These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
Interest Expense
Interest expense consisted of the following:

(in thousands)	Thirteen weeks ended July 3, 2022	Thirteen weeks ended July 4, 2021	Twenty-six weeks ended July 3, 2022	Twenty-six weeks ended July 4, 2021
Company’s ABL facility and other long-term debt	$10,073	$7,254	$18,404	$14,828
Amortization of deferred financing fees	343	298	684	3,168
IO loans	311	344	742	761
Total interest	$10,727	$7,896	$19,830	$18,757

Off-Balance Sheet Arrangements
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $93.2 million as of July 3, 2022. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment losses totaling $1.1 million and $0.0 million for the thirteen weeks ended July 3, 2022 and July 4, 2021, respectively, and $1.0 million and $0.0 million for the twenty-six weeks ended July 3, 2022 and July 4, 2021, respectively.
IO Guarantees-Off-Balance Sheet
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $1.8 million and $2.2 million at July 3, 2022 and January 2, 2022, respectively, all of which was recorded by the Company as an off balance sheet arrangement. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $28.6 million and $18.6 million at July 3, 2022 and January 2, 2022, respectively, which are off balance sheet. As discussed in Note 8. "Long-Term Debt", the Company also sold notes receivable on its books to Bank of America during fiscal 2019 and fiscal 2021, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at July 3, 2022 and January 2, 2022 was $21.1 million and $19.7 million, respectively. Due to the structure of the transactions, the sale did not qualify for sale accounting treatment, and as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding note receivable also remained on the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $4.1 million and $4.9 million at July 3, 2022 and January 2, 2022, respectively, all of which was the Company's consolidated balance sheets. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.

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
Goodwill and other indefinite-lived intangible assets (including trade names, master distribution rights and Company-owned routes) are not amortized but are tested for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. We test goodwill for impairment at the reporting unit level.
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
We have identified the existing snack food operations as our sole reporting unit. For the qualitative analysis performed, which took place on the first day of the fourth quarter of 2021, we have taken into consideration all the events and circumstances listed in FASB ASC 350, Intangibles—Goodwill and Other, in addition to other entity-specific factors that have taken place. We have determined that there was no significant impact that affected the fair value of the reporting unit through July 3, 2022. Therefore, we have determined that it was not necessary to perform a quantitative goodwill impairment test for the reporting unit.
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

The benefit of tax positions taken or expected to be taken in our income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling and administrative expenses. As of July 3, 2022 and January 2, 2022, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.
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

Item 1A. Risk Factors

Our risk factors set forth under the "Risk Factors" section of our Annual Report on Form 10-K filed on March 3, 2022. There have been no material changes to our risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1	Certificate of Domestication of the Company.
3.2	Certificate of Incorporation of the Company.
3.3	Bylaws of the Company.
10.1+*	Utz Brands, Inc. 2020 Omnibus Equity Incentive Plan, as amended.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Indicates a management or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2022 UTZ BRANDS, INC.

By:      /s/ Ajay Kataria
Name:     Ajay Kataria
Title: Executive Vice President, Chief Financial Officer