Form 10-Q
period 2022-10-02
Utz Brands, Inc.
filed 2022-11-10
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2022
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

As of November 7, 2022, 80,812,835 shares of Class A Common Stock, par value $0.0001 per share, and 59,349,000 shares of Class V Common Stock, par value $0.0001 per share, were issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
October 2, 2022 and January 2, 2022
(In thousands)

	As of October 2, 2022	As of January 2, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$51,805	$41,898
Accounts receivable, less allowance of $1,826 and $1,391, respectively	144,016	131,388
Inventories	107,382	79,517
Prepaid expenses and other assets	34,484	18,395
Current portion of notes receivable	9,467	6,706
Total current assets	347,154	277,904
Non-current Assets
Property, plant and equipment, net	333,908	303,807
Goodwill	915,295	915,438
Intangible assets, net	1,109,802	1,142,509
Non-current portion of notes receivable	14,014	20,725
Other assets	99,261	55,963
Total non-current assets	2,472,280	2,438,442
Total assets	$2,819,434	$2,716,346
LIABILITIES AND EQUITY
Current Liabilities
Current portion of term debt	$15,089	$11,414
Current portion of other notes payable	13,617	9,957
Accounts payable	101,654	95,369
Accrued expenses and other	76,447	71,280
Total current liabilities	206,807	188,020
Non-current portion of term debt and revolving credit facility	887,270	830,548
Non-current portion of other notes payable	19,643	24,709
Non-current accrued expenses and other	64,687	55,838
Non-current warrant liability	42,192	46,224
Deferred tax liability	135,337	136,334
Total non-current liabilities	1,149,129	1,093,653
Total liabilities	1,355,936	1,281,673
Commitments and Contingencies
Equity
Shares of Class A Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 80,812,835 and 77,644,645 shares issued and outstanding as of October 2, 2022 and January 2, 2022, respectively.	8	8
Shares of Class V Common Stock, $0.0001 par value; 61,249,000 shares authorized; 59,349,000 shares issued and outstanding as of October 2, 2022 and January 2, 2022.	6	6
Additional paid-in capital	941,375	912,574
Accumulated deficit	(264,845)	(236,598)
Accumulated other comprehensive income	32,620	3,715
Total stockholders' equity	709,164	679,705
Noncontrolling interest	754,334	754,968
Total equity	1,463,498	1,434,673
Total liabilities and equity	$2,819,434	$2,716,346
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the thirteen and thirty-nine weeks ended October 2, 2022 and October 3, 2021
(In thousands, except share information)
(Unaudited)

	Thirteen weeks ended October 2, 2022	Thirteen weeks ended October 3, 2021	Thirty-nine weeks ended October 2, 2022	Thirty-nine weeks ended October 3, 2021
Net sales	$362,818	$312,680	$1,053,732	$879,781
Cost of goods sold	244,545	210,053	720,123	586,353
Gross profit	118,273	102,627	333,609	293,428

Selling, distribution, and administrative expenses
Selling and distribution	69,263	67,985	226,169	189,152
Administrative	33,182	30,724	110,549	89,698
Total selling, distribution, and administrative expenses	102,445	98,709	336,718	278,850

(Loss) gain on sale of assets, net	(823)	(1,043)	919	1,965

Income (loss) from operations	15,005	2,875	(2,190)	16,543

Other (expense) income
Interest expense	(11,648)	(7,726)	(31,478)	(26,483)
Other income	205	740	80	2,216
(Loss) gain on remeasurement of warrant liability	(3,672)	36,288	4,032	34,155
Other (expense) income, net	(15,115)	29,302	(27,366)	9,888

(Loss) income before taxes	(110)	32,177	(29,556)	26,431
Income tax (benefit) expense	(1,595)	827	(1,688)	2,251
Net income (loss)	1,485	31,350	(27,868)	24,180

Net (gain) loss attributable to noncontrolling interest	(2,373)	1,902	12,589	4,122
Net (loss) income attributable to controlling interest	$(888)	$33,252	$(15,279)	$28,302

Earnings (loss) per Class A Common stock: (in dollars)
Basic	$(0.01)	$0.43	$(0.19)	$0.36
Diluted	$(0.01)	$0.40	$(0.19)	$0.34
Weighted-average shares of Class A Common stock outstanding
Basic	80,812,835	76,713,241	79,852,137	76,380,244
Diluted	80,812,835	80,906,618	79,852,137	81,082,177

Net income (loss)	$1,485	$31,350	$(27,868)	$24,180
Other comprehensive income:
Change in fair value of interest rate swap	19,655	686	50,475	2,115
Comprehensive income	21,140	32,036	22,607	26,295
Net comprehensive (income) loss attributable to noncontrolling interest	(10,696)	1,902	(8,981)	4,122
Net comprehensive income attributable to controlling interest	$10,444	$33,938	$13,626	$30,417
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
For the thirteen and thirty-nine weeks ended October 2, 2022 and October 3, 2021
In thousands, except share data) (Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 3, 2021	71,094,714	$7	60,349,000	$6	$793,461	$(241,490)	$924	$552,908	$831,994	$1,384,902
Conversion of warrants	4,976,717	—		—	144,659	—	—	144,659	(32,714)	111,945
Share-based compensation	498,991	1		—	6,638	—	—	6,639	—	6,639
Net loss		—		—	—	(4,950)	—	(4,950)	(2,220)	(7,170)
Other comprehensive income		—		—	—	—	1,429	1,429	—	1,429
Cash dividends declared ($0.10 per share of Class A Common Stock)		—		—	—	(7,645)	—	(7,645)	—	(7,645)
Distribution to noncontrolling interest		—		—	—	—	—	—	(10,829)	(10,829)
Balance at July 4, 2021	76,570,422	8	60,349,000	6	944,758	(254,085)	2,353	693,040	786,231	1,479,271
Stock-based compensation		—		—	2,041	—	—	2,041	—	2,041
Exchange	1,000,000	—	(1,000,000)	—	12,949	—	—	12,949	(12,949)	—
Net income (loss)		—		—	—	33,252	—	33,252	(1,902)	31,350
Other comprehensive income		—		—	—	—	686	686	—	686
Cash dividends declared ($0.05 per share of Class A Common Stock)		—		—	—	(3,829)	—	(3,829)	—	(3,829)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3,131)	(3,131)
Balance at October 3, 2021	77,570,422	$8	59,349,000	$6	$959,748	$(224,662)	$3,039	$738,139	$768,249	$1,506,388

Balance at January 2, 2022	77,644,645	$8	59,349,000	$6	$912,574	$(236,598)	$3,715	$679,705	$754,968	$1,434,673
Payments of tax withholding requirements for employee stock awards		—		—	(6,217)	—	—	(6,217)	—	(6,217)
Share-based compensation	1,062,817	—		—	5,779	—	—	5,779	—	5,779
Issuance of common stock in connection with private placement sale	2,105,373	—		—	28,000	—	—	28,000	—	28,000
Tax impact arising from share issuance		—		—	(561)	—	—	(561)	—	(561)
Net loss		—		—	—	(14,391)	—	(14,391)	(14,962)	(29,353)
Other comprehensive income		—		—	—	—	17,573	17,573	13,247	30,820
Cash dividends declared ($0.108 per share of Class A Common Stock)		—		—	—	(8,604)	—	(8,604)	—	(8,604)
Distribution to noncontrolling interest		—		—	—	—	—	—	(6,410)	(6,410)
Balance at July 3, 2022	80,812,835	8	59,349,000	6	939,575	(259,593)	21,288	701,284	746,843	1,448,127
Stock-based compensation		—		—	1,800	—	—	1,800	—	1,800
Net (loss) income		—		—	—	(888)	—	(888)	2,373	1,485
Other comprehensive income		—		—	—	—	11,332	11,332	8,323	19,655
Cash dividends declared ($0.054 per share of Class A Common Stock)		—		—	—	(4,364)	—	(4,364)	—	(4,364)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3,205)	(3,205)
Balance at October 2, 2022	80,812,835	$8	59,349,000	$6	$941,375	$(264,845)	$32,620	$709,164	$754,334	$1,463,498
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the thirty-nine weeks ended October 2, 2022 and October 3, 2021
(In thousands)
(Unaudited)

	Thirty-nine weeks ended October 2, 2022	Thirty-nine weeks ended October 3, 2021
Cash flows from operating activities
Net (loss) income	$(27,868)	$24,180
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment and other charges	4,678	—
Depreciation and amortization	66,345	59,295
Gain on remeasurement of warrant liability	(4,032)	(34,155)
Gain on sale of assets	(919)	(1,965)
Share-based compensation	7,579	8,680
Deferred taxes	(1,315)	723
Deferred financing costs	1,047	3,498
Changes in assets and liabilities:
Accounts receivable, net	(12,628)	(30,577)
Inventories	(27,866)	(7,564)
Prepaid expenses and other assets	(18,308)	(9,598)
Accounts payable and accrued expenses and other	21,358	(8,235)
Net cash provided by operating activities	8,071	4,282
Cash flows from investing activities
Acquisitions, net of cash acquired	(75)	(66,631)
Purchases of property and equipment	(68,708)	(17,794)
Purchases of intangibles	—	(1,757)
Proceeds from sale of property and equipment	4,100	1,604
Proceeds from sale of routes	16,819	8,027
Proceeds from the sale of IO notes	5,017	7,922
Proceeds from insurance claims for capital investments	3,935	—
Notes receivable, net	(14,028)	(9,452)
Net cash used in investing activities	(52,940)	(78,081)
Cash flows from financing activities
Line of credit borrowings, net	40,390	—
Borrowings on term debt and notes payable	33,969	820,617
Repayments on term debt and notes payable	(20,692)	(789,662)
Payment of debt issuance cost	(1,471)	(9,210)
Payments of tax withholding requirements for employee stock awards	(6,217)	—
Exercised warrants	—	57,232
Proceeds from issuance of shares	28,000	—
Dividends	(12,793)	(11,908)
Distribution to noncontrolling interest	(6,410)	(14,140)
Net cash provided by financing activities	54,776	52,929
Net increase (decrease) in cash and cash equivalents	9,907	(20,870)
Cash and cash equivalents at beginning of period	41,898	46,831
Cash and cash equivalents at end of period	$51,805	$25,961
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
Reclassification – Certain prior year amounts have been reclassified for consistency with the current year presentation. In our Consolidated Statements of Operation and Comprehensive Income and our Consolidated Statements of Cash Flows, included in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2022, the Company began combining gain on disposal of property, plant and equipment, net and gain on sale of routes, net, into one line item as (loss) gain on sale of assets to simplify our reporting presentation. The reclassification had no impact on total operating costs, earnings from operations, net earnings, earnings per share or total equity.
Operations – The Company through its subsidiary, Utz Quality Foods, LLC ("UQF"), has been a premier producer, marketer and distributor of snack food products since 1921. The Company has steadily expanded its distribution channels to where it now sells products to supermarkets, mass merchants, club stores, dollar and discount stores, convenience stores, independent grocery stores, drug stores, food service, vending, military, and other channels in most regions of the United States through routes to market, that include direct-store-delivery (“DSD”), direct to warehouse, and third-party distributors. The Company manufactures and distributes a full line of high-quality salty snack items, such as potato chips, tortilla chips, pretzels, cheese balls, pork skins, party mixes, and popcorn. The Company also sells dips, crackers, dried meat products and other snack food items packaged by other manufacturers.

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
Accounts Receivables – Accounts receivable are reported at net realizable value. The net realizable value is based on Company management’s estimate of the amount of receivables that will be collected based on analysis of historical data and trends, as well as review of significant customer accounts. Accounts receivable are considered to be past due when payments are not received within the customer’s credit terms. Accounts are written off when management determines the account is uncollectible. Finance charges are not usually assessed on past-due accounts.
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

Income Taxes – The Company accounts for income taxes pursuant to the asset and liability method of Accounting Standards Codification (“ASC”) 740, Income Taxes, which requires it to recognize current tax liabilities or receivables for the amount of taxes it estimates are payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases of assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.

The Company follows the provisions of ASC 740-10 related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.
The benefit of tax positions taken or expected to be taken in the Company’s income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, distribution, and administrative expenses ("SD&A"). As of October 2, 2022 and January 2, 2022, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next fiscal year.
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
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other ("Topic 350"): Simplifying the Test for Goodwill Impairment, the Company is required to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.

Topic 350 also permits an entity to first assess qualitative factors to determine whether it is necessary to perform quantitative impairment tests for goodwill and indefinite-lived intangibles. If an entity believes, as a result of each qualitative assessment, it is more likely than not that the fair value of goodwill or an indefinite-lived intangible asset exceeds its carrying value then a quantitative impairment test is not required.

For the latest qualitative analysis performed, which took place on the first day of the fourth quarter of 2021, we had taken into consideration all the events and circumstances listed in FASB ASC 350, Intangibles—Goodwill and Other, in addition to other entity-specific factors that had taken place. We have determined that there was no significant impact that affected the fair value of the reporting unit through October 2, 2022. Therefore, we have determined that it was not necessary to perform a quantitative goodwill impairment test for the reporting unit.

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
The Company offers various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade customer or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. The Company has reserves in place of $43.5 million as of October 2, 2022, which include adjustments taken by customers of $33.5 million that are awaiting final processing and reserves of $26.5 million as of January 2, 2022, which include adjustments taken by customers of $16.9 million that are awaiting final processing. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.
Business Combinations – The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is accounted for as a business combination or an acquisition of assets.

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

Distributor Buyouts - During the first and second fiscal quarters of 2022, the Company bought out and terminated the contracts of multiple third-party distributors who had previously been providing services to the Company. These transactions were accounted for as contract terminations and resulted in expense of $23.0 million for thirty-nine weeks ended October 2, 2022 and are included within selling and distribution expense on the Consolidated Statement of Operations and Comprehensive Income.
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
Recently Issued Accounting Standards –In March 2020, the FASB issued "ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("Topic 848"). This ASU provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate ("LIBOR") or another reference rate expected to be discontinued as a result of reference rate reform. Topic 848 is elective and effective as of March 12, 2020 through December 31, 2022. Once elected, Topic 848 must be applied prospectively for all eligible contract modifications. As part of the response to reference rate reform, in September 2022 the Company modified contracts related to the revolving credit facility, Term Loan B, and the interest rate hedge from an interest rate based upon the LIBOR benchmark to the Term SOFR Screen Rate ("SOFR"). See Note 8. "Long-Term Debt" and Note 9. "Derivative Financial Instruments and Purchase Commitments" for additional details about these changes and to the referenced instruments. Concurrent with these modifications the Company adopted Topic 848. The Company utilized optional practical expedients for contract modifications and the adoption of the standard did not have a material impact on our debt or hedge instruments.

In June 2016, ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments ("Topic 326") was issued. Topic 326 requires entities to measure the impairment of certain financial instruments, including accounts receivables, based on expected losses rather than incurred losses. Topic 326 is effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted, and will be effective for the Company beginning in 2023. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures.

2.ACQUISITIONS
Vitner's

On January 11, 2021, the Company announced that its subsidiary, UQF, entered into a definitive agreement with Snak-King Corp. to acquire certain assets of the C.J. Vitner business ("Vitner's acquisition" or the "acquisition of Vitner's"), a leading brand of salty snacks in the Chicago, Illinois area. The Company closed this transaction on February 8, 2021 and the purchase price of approximately $25.2 million was funded from current cash-on-hand. The provisional fair values to which the purchase price was allocated were $2.9 million to trademarks, $0.8 million to customer relationships, $1.7 million to DSD routes, $1.9 million of other net assets, and $17.9 million to goodwill. The trademarks and customer relationships are being amortized over a period of 15 years. As of February 8, 2022, the purchase price allocation had been finalized.

Festida Foods

On May 11, 2021, the Company announced that its subsidiary, UQF, entered into a definitive agreement with Great Lakes Festida Holdings, Inc. to acquire all assets including real estate located in Grand Rapids, Michigan related to the operations of Festida Foods ("Festida Foods acquisition" or the "acquisition of Festida Foods"), a manufacturer of tortilla chips, corn chips, and pellet snacks, and the largest manufacturer of tortilla chips for the Company's ON THE BORDER® brand. The Company closed this transaction on June 7, 2021 and the purchase price of approximately $40.3 million was funded in part from incremental financing on an existing term loan. The customer relationships are being amortized over a period of 10 years. As of June 7, 2022, the purchase price allocation had been finalized.

RW Garcia

On November 2, 2021, the Company announced that certain of its subsidiaries, entered into a definitive agreement to acquire the equity of R.W. Garcia Holdings, LLC and its wholly-owned subsidiary, R.W. Garcia Co., Inc. (together "RW Garcia"), an artisan maker of high-quality organic tortilla chips, crackers, and corn chips ("RW Garcia acquisition" or the “acquisition of RW Garcia”). The Company closed on this transaction on December 6, 2021, and the cash purchase price of approximately $57.9 million funded in part from a draw on the Company's line of credit and cash on hand. In addition to this acquisition on December 6, 2021, the Company closed on an acquisition of a manufacturing facility of which RW Garcia was a tenant. The cost of the manufacturing facility was approximately $6.0 million.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed by the Company for the RW Garcia acquisition at the date of the acquisition:

(in thousands)
Purchase consideration	$56,430
Tax consideration	1,458
Total consideration	57,888
Assets acquired:
Cash	5,401
Accounts receivable	4,660
Inventory	5,674
Prepaid expenses and other assets	2,102
Property, plant and equipment	20,210
Trade name	3,100
Customer relationships	4,720
Total assets acquired:	45,867
Liabilities assumed:
Accounts payable	6,017
Accrued expenses	1,838
Deferred tax liability	5,898
Total liabilities assumed:	13,753
Net identifiable assets acquired	32,114
Goodwill	$25,774

The trade name and customer relationships are being amortized over a period of 15 years. As of October 2, 2022, the purchase price allocation has not been finalized. We expect to finalize the valuation report and complete the purchase price allocation no later than one-year from the acquisition date.

3.INVENTORIES
Inventories consisted of the following:

(in thousands)	As of October 2, 2022	As of January 2, 2022
Finished goods	$60,282	$43,533
Raw materials	39,457	29,428
Maintenance parts	7,643	6,556
Total inventories	$107,382	$79,517

4.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

(in thousands)	As of October 2, 2022	As of January 2, 2022
Land	$29,160	$25,886
Buildings	124,138	98,664
Machinery and equipment	238,495	214,319
Land improvements	3,608	3,393
Building improvements	3,379	3,048
Construction-in-progress	23,865	13,745
	422,645	359,055
Less: accumulated depreciation	(88,737)	(55,248)
Property, plant and equipment, net	$333,908	$303,807
On April 28, 2022, the Company purchased a brand new, recently completed snack food manufacturing facility in Kings Mountain, North Carolina from Evans Food Group Ltd. d/b/a Benestar Brands and related affiliates. The total purchase price of the facility was approximately $38.4 million, plus assumed liabilities of $1.3 million. The Company paid the full cash purchase price of $38.4 million at the closing and concurrently with the facility purchase, the Company sold 2.1 million shares of the Company’s Class A Common Stock for $28.0 million, to affiliates of Benestar in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933.

Depreciation expense was $12.0 million and $11.5 million for the thirteen weeks ended October 2, 2022 and October 3, 2021, respectively, and $37.1 million and $31.8 million for the thirty-nine weeks ended October 2, 2022 and October 3, 2021, respectively. Depreciation expense is classified in cost of goods sold, selling, distribution, and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
During the thirty-nine weeks ended October 2, 2022, the Company recorded impairments totaling $2.7 million related to property and equipment damaged in one of the Company's smaller manufacturing facilities by a natural disaster. The Company has received $3.9 million in insurance proceeds related to a partial settlement of damaged property and equipment, resulting in a gain to date of $1.2 million. As a result of the damage to the facility the Company has had to shift production to other facilities as well as utilize a co-manufacturer which has resulted in additional production and distribution costs. During the thirteen weeks ended October 2, 2022 the Company also received $4.0 million in proceeds related to a partial settlement of business interruption insurance. The Company has recognized receipts of the business interruption insurance as a reduction of the cost of goods sold and the receipts related to the damage to property plant and equipment within the (loss) gain on sale of assets, net in the Company's Consolidated Statement of Operations and Comprehensive Income. The Company continues to negotiate future payments with its insurance provider. The Company recognizes gains from insurance proceeds, at the earliest, after receipt of insurance proceeds.

5.GOODWILL AND INTANGIBLE ASSETS, NET
A rollforward of goodwill is as follows:

(in thousands)
Balance as of January 2, 2022	$915,438
RW Garcia acquisition adjustment	(143)
Balance as of October 2, 2022	$915,295

Intangible assets, net, consisted of the following:

(in thousands)	As of October 2, 2022	As of January 2, 2022
Subject to amortization:
Distributor/customer relationships	$677,930	$677,930
Technology	—	43
Trademarks	63,850	63,850
Master distribution rights	—	2,221
Amortizable assets, gross	741,780	744,044
Accumulated amortization	(73,320)	(45,224)
Amortizable assets, net	668,460	698,820
Not subject to amortization:
Trade names	434,513	434,513
Route assets	6,829	9,176
Intangible assets, net	$1,109,802	$1,142,509
Previously, the Company was granted certain exclusive distribution rights for certain products manufactured by another manufacturer. During the first fiscal quarter of 2022, the Company shifted the relationship with that manufacturer and converted that shelf space to Company-branded products. As a result, the Company recorded impairment expense of $2.0 million and the amortizable master distribution rights decreased by $2.2 million. There were no other significant changes to intangible assets during the thirty-nine weeks ended October 2, 2022, other than those which arise from the normal course of business of buying and selling of Company-owned route assets and amortization.

Amortization of the distributor/customer relationships, technology, and trade names amounted to $9.4 million and $8.9 million for the thirteen weeks ended October 2, 2022 and October 3, 2021, respectively, and $28.3 million and $27.3 million for the thirty-nine weeks ended October 2, 2022 and October 3, 2021, respectively. The expense related to the amortization of intangibles is classified in administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
6.NOTES RECEIVABLE
The Company has undertaken a program in recent years to sell Company-managed DSD distribution routes to independent operators ("IOs"). Contracts are executed between the Company and the IOs for the sale of the product distribution route, including a note in favor of the Company, in certain cases. The notes bear interest at rates ranging from 0.00% to 8.55% with terms ranging generally from one to ten years. The notes receivable balances due from IOs at October 2, 2022 and January 2, 2022 totaled $23.3 million and $27.2 million, respectively, and are collateralized by the routes for which the loans are made. The Company has a corresponding notes payable liability, related to the IOs notes receivables, of $22.0 million and $24.8 million at October 2, 2022 and January 2, 2022, respectively. The related notes payable liability is discussed in further detail within Note 8. "Long-Term Debt."
Other notes receivable totaled $0.2 million as of each of October 2, 2022 and January 2, 2022.

7.ACCRUED EXPENSES AND OTHER
Current accrued expenses and other consisted of the following:

(in thousands)	As of October 2, 2022	As of January 2, 2022
Accrued compensation and benefits	$29,182	$20,081
Right-of-use liability	11,962	9,152
Accrued freight and manufacturing related costs	10,116	8,928
Insurance liabilities	7,889	8,620
Acquisition tax consideration	1,134	5,660
Accrued interest	1,120	371
Short term interest rate hedge liability	—	4,548
Accrued dividends and distributions	7,569	4,189
Accrued sales tax	—	1,300
Other accrued expenses	7,475	8,431
Total accrued expenses and other	$76,447	$71,280
Non-current accrued expenses and other consisted of the following:

(in thousands)	As of October 2, 2022	As of January 2, 2022
Right-of-use liability	$32,619	$23,226
Tax Receivable Agreement liability	25,446	24,443
Supplemental retirement and salary continuation plans	6,538	8,117
Other long term accrued expenses	84	52
Total accrued expenses and other	$64,687	$55,838
8.LONG-TERM DEBT
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (as amended, the "ABL facility"), pursuant to the terms of that certain First Lien Term Loan Credit Agreement, dated November 21, 2017 (the "Credit Agreement"). On April 1, 2020, the ABL facility was amended to increase the credit limit up to $116.0 million and to extend the maturity through August 22, 2024. On December 18, 2020, the ABL facility was amended to further increase the credit limit up to $161.0 million. On September 22, 2022, the ABL facility was amended to further increase the credit limit up to $175.0 million and replaced the interest rate benchmark from LIBOR to SOFR. As of October 2, 2022 and January 2, 2022, $76.4 million and $36.0 million, respectively, were outstanding under this facility. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit. As of October 2, 2022 and January 2, 2022, $86.1 million and $96.9 million, respectively, was available for borrowing, net of letters of credit. The ABL facility is also subject to unused line fees (0.5% at October 2, 2022) and other fees and expenses.

Standby letters of credit in the amount of $12.0 million and $10.3 million have been issued as of October 2, 2022 and January 2, 2022, respectively. The standby letters of credit are primarily issued for insurance purposes.
Term Loans
On December 14, 2020, the Company entered into a Bridge Credit Agreement with a syndicate of banks, led by Bank of America, N.A. (the "Bridge Credit Agreement"). The proceeds of the Bridge Credit Agreement were used to fund the Company’s acquisition of Truco and the IP Purchase (as defined below) from OTB Acquisition, LLC, in which the Company withdrew $490.0 million to finance the acquisition of Truco Holdco Inc. ("Truco" and such acquisition, the "Truco Acquisition") and certain intellectual property from OTB Acquisition, LLC (the "IP Purchase"). The Bridge Credit Agreement bears interest at an annual rate based on 4.25% plus 1 month LIBOR with scheduled incremental increases to the base rate, as defined in the Bridge Credit Agreement. The loan converts into an Extended Term Loan if the Loan remains open 365 days after the closing date. As of January 3, 2021, the outstanding balance of the Bridge Credit Agreement was $370.0 million, with $120.0 million being repaid from the exercise of the Company's warrants. Commitment fees and deferred financing costs on the Bridge Credit Agreement totaled $7.2 million, of which $2.6 million was expended in the thirteen weeks ended April 4, 2021. In connection with Amendment No. 2 (as defined below), and a $12.0 million repayment in the first quarter of 2021, the outstanding balance of $370.0 million was repaid in full.

On January 20, 2021, the Company entered into Amendment No. 2 to the Bridge Credit Agreement ("Amendment No. 2") which provided additional operating flexibility and revisions to certain restrictive covenants. Pursuant to the terms of Amendment No. 2, the Company raised $720 million in aggregate principal of Term Loan B ("Term Loan B") which bore interest at LIBOR plus 3.00% and extended the maturity of the Bridge Credit Agreement to January 20, 2028. The proceeds were used, together with cash on hand and proceeds from our exercised warrants, to redeem the outstanding principal amount of existing Term Loan B and Bridge Credit Agreement of $410 million and $358 million, respectively. The refinancing was accounted for as an extinguishment. The Company incurred debt issuance costs and original issuance discounts of $8.4 million. On June 22, 2021, the Company entered into Amendment No. 3 to the Bridge Credit Agreement ("Amendment No. 3"). Pursuant to the terms of Amendment No. 3, the Company increased the principal balance of Term Loan B by $75.0 million to bring the aggregated balance of Term Loan B proceeds to $795.0 million. The Company incurred additional debt issuance costs and original issuance discounts of $0.7 million related to the incremental funding.

The First Lien Term Loan, the Secured First Lien Note, Term Loan B, and the ABL facility are collateralized by substantially all of the assets and liabilities of the Company. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of the Company. The Company was in compliance with its financial covenant as of October 2, 2022.
Subsequent to the end of the third fiscal quarter of 2022, as further discussed in Note 18. "Subsequent events," the Company entered into a loan agreement in the amount of $88.1 million, which was secured by the majority of the Company's real estate assets. The Company used part of these proceeds to pay off the ABL facility.

Debt (in thousands)	Issue Date	Principal Balance	Maturity Date	October 2, 2022	January 2, 2022
Term Loan B (1)	June-21	$795,000	January-28	$781,273	$787,236
Equipment loans (2)			Various	53,068	26,655
ABL facility (3)				76,390	36,000
Net impact of debt issuance costs and original issue discounts				(8,372)	(7,929)
Total long-term debt				902,359	841,962
Less: current portion				(15,089)	(11,414)
Long term portion of term debt and financing obligations				$887,270	$830,548
(1) On September 22, 2022, the Company entered into Amendment No. 4 to the Bridge Credit Agreement ("Amendment No. 4"), which replaced the interest rate benchmark from LIBOR to SOFR. The weighted average interest rate on the Term Loan B debt for the thirteen weeks ended October 2, 2022 was 5.26%.

(2) In July 2021, the Company entered into two separate finance lease obligations with Banc of America Leasing & Capital, LLC, which have been treated as secured borrowing. The Company has made a series of draws upon these agreements throughout fiscal year 2021 and has drawn a total of $29.9 million in fiscal year 2022. These draws bear interest ranging from 3.26% through 5.77% and have varying maturities up through 2028.
(3) The facility bore interest at an annual rate based on LIBOR plus an applicable margin of 1.75% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.75% (ranging from 0.50% to 1.00%). The Company generally utilizes the prime rate for amounts that the Company expects to pay down within 30 days, the interest rate on the facility as of October 2, 2022 and October 3, 2021, was 7.00% and 4.00%, respectively, under the prime rate. The Company elects to use the LIBOR, prior to the amendment on September 22, 2022 which changed the reference rate to SOFR as described above, for balances that are expected to be carried longer than 30 days, the interest rate on the ABL facility as of October 2, 2022 was 4.82%.
Other Notes Payable and Capital Leases
During the first fiscal quarter of 2022, the Company bought out and terminated the contracts of multiple distributors who had previously been providing services to the Company. These transactions were accounted for as contract terminations and resulted in expense of $23.0 million for the thirty-nine weeks ended October 2, 2022. The outstanding balance of these transactions was $0.5 million as of October 2, 2022.
During the third quarter of 2021, the Company recorded liabilities related primarily to reclaiming distribution rights from distributors, of which $1.3 million was outstanding as of October 2, 2022 and January 2, 2022.

During the first fiscal quarter of 2020, the Company purchased intellectual property that include a deferred purchase price of $0.5 million, of which $0.3 million and $0.4 million was outstanding as of October 2, 2022 and January 2, 2022, respectively.

Amounts outstanding under notes payable consisted of the following:

(in thousands)	As of October 2, 2022	As of January 2, 2022
Note payable – IO notes	$22,011	$24,822
Capital lease	9,203	8,166
Other	2,046	1,678
Total notes payable	33,260	34,666
Less: current portion	(13,617)	(9,957)
Long term portion of notes payable	$19,643	$24,709
During fiscal year 2019, the Company sold $33.2 million of notes receivable from IOs on its books for $34.1 million in a series of transactions to a financial institution. During fiscal year 2021, the Company sold an additional $11.8 million of notes receivable from IOs on its books for $12.5 million in a series of transactions to a financial institution. During fiscal year 2022, the Company sold an additional $5.0 million of notes receivable from IOs on its books for $5.0 million to a financial institution. Due to the structure of these transactions, they did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding notes receivable also remained on the Company’s books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through June 2032. The Company partially guarantees the outstanding loans, as discussed in further detail within Note 11. "Contingencies." These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.

Interest Expense
Interest expense consisted of the following:

(in thousands)	Thirteen weeks ended October 2, 2022	Thirteen weeks ended October 3, 2021	Thirty-nine weeks ended October 2, 2022	Thirty-nine weeks ended October 3, 2021
Company’s ABL facility and other long-term debt	$10,916	$6,995	$29,320	$21,823
Amortization of deferred financing fees	344	331	1,028	3,499
IO loans	388	400	1,130	1,161
Total interest	$11,648	$7,726	$31,478	$26,483

9.DERIVATIVE FINANCIAL INSTRUMENTS AND PURCHASE COMMITMENTS
Derivative Financial Instruments
To reduce the effect of interest rate fluctuations, the Company entered into a three year interest rate swap contract on September 6, 2019, with an effective date of September 30, 2019, with a counter-party to make a series of payments based on a fixed interest rate of 1.339% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams are based on a notional amount of $250 million. On December 21, 2021, with an effective date of December 31, 2021, the Company entered into an accreting interest rate swap contract with a counter-party to make a series of payments based on a fixed interest rate of 1.3885% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams were based on a notional amount of $250 million and have fully accreted to $500 million and mature on September 30, 2026. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. On September 30, 2022, the Company amended the interest rate swap, entered into on December 21, 2021, to adjust the payments to be based on the 1 month USD-Secured Overnight Financing Rate CME term ("1 mo. SOFR") instead of the LIBOR, and adjusted the fixed interest rate of the series of payments to be 1.4080% and receive a series of payments based on the greater of 1 mo. SOFR or 0.00%. The Company amended this contract to match the index change from LIBOR to SOFR that was made to Term loan B as described in Note 8. "Long-Term Debt" as part of the Company's response to reference rate reform. For the thirteen weeks ended October 2, 2022, the effective fixed interest rate on the long-term debt hedged by these contracts was 4.69%. For further treatment of the Company’s interest rate swap, refer to Note 10. "Fair Value Measurements" and Note 12. "Accumulated Other Comprehensive Income."

Warrant Liabilities
The Company has outstanding warrants which are accounted for as derivative liabilities pursuant to ASC 815-40. See Note 15. "Warrants" for additional information on our warrant liabilities. A reconciliation of the changes in the warrant liability during the thirty-nine weeks ended October 2, 2022 is as follows:

(in thousands)
Fair value of warrant liabilities as of January 2, 2022	$46,224
Gain on remeasurement of warrant liability	(7,704)
Fair value of warrant liabilities as of July 3, 2022	38,520
Loss on remeasurement of warrant liability	3,672
Fair value of warrant liabilities as of October 2, 2022	$42,192

Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $65.7 million as of October 2, 2022. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment gains (losses) totaling $1.0 million and $0.1 million for the thirteen weeks ended October 2, 2022 and October 3, 2021, respectively, and $0.0 million and $(0.1) million for the thirty-nine weeks ended October 2, 2022 and October 3, 2021, respectively.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of October 2, 2022:

(in thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$51,805	$—	$—	$51,805
Interest rate swaps	—	48,135	—	48,135
Total assets	$51,805	$48,135	$—	$99,940
Liabilities:
Commodity contracts	$—	$558	$—	$558
Private placement warrants	—	42,192	—	42,192
Debt	—	902,359	—	902,359
Total liabilities	$—	$945,109	$—	$945,109
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

Guarantees
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $1.6 million and $2.2 million at October 2, 2022 and January 2, 2022, respectively, all of which was recorded by the Company as off balance sheet arrangements. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $31.4 million and $18.6 million at October 2, 2022 and January 2, 2022, respectively, which are off balance sheet. As discussed in Note 8. "Long-Term Debt", the Company also sold notes receivable on its books to Bank of America during fiscal year 2019, fiscal year 2021, and fiscal year 2022, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at October 2, 2022 and January 2, 2022 was $18.4 million and $19.7 million, respectively. Due to the structure of the transactions, the sale did not qualify for sale accounting treatment, and as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding note receivable also remained on the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $3.8 million and $4.9 million at October 2, 2022 and January 2, 2022, respectively, all of which were included in the Company's Consolidated Balance Sheets. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
12.ACCUMULATED OTHER COMPREHENSIVE INCOME
Total accumulated other comprehensive income was $54.2 million as of October 2, 2022 and $3.7 million as of January 2, 2022. Total accumulated other comprehensive income consists solely of unrealized gains from the Company’s derivative financial instruments accounted for as cash flow hedges.
Changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gain on Cash Flow Hedges
Balance as of January 3, 2021	$924
Unrealized gain on cash flow hedges	1,429
Balance as of July 4, 2021	2,353
Unrealized gain on cash flow hedges	686
Balance as of October 3, 2021	$3,039

Balance as of January 2, 2022	$3,715
Unrealized gain on cash flow hedges	30,820
Balance as of July 3, 2022	34,535
Unrealized gain on cash flow hedges	19,655
Balance as of October 2, 2022	$54,190
Less balance attributable to noncontrolling interest as of October 2, 2022	21,570
Balance attributable to controlling interest as of October 2, 2022	$32,620

13.SUPPLEMENTARY CASH FLOW INFORMATION

(in thousands)	Thirty-nine weeks ended October 2, 2022	Thirty-nine weeks ended October 3, 2021
Cash paid for interest	$29,682	$23,519
Refunds related to income taxes	$4,630	$182
Payments for income taxes	$5,463	$3,332
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

The Company recorded income tax (benefit) for the thirteen and thirty-nine weeks ended October 2, 2022 of $(1.6) million and $(1.7) million, respectively. Comparably, the Company recorded income tax expense for the thirteen and thirty-nine weeks ended October 3, 2021 of $0.8 million and $2.3 million, respectively. The effective tax rates for the thirteen and thirty-nine weeks ended October 2, 2022 were 1450.0% and 5.7%, respectively. Comparably, the effective tax rates for the thirteen and thirty-nine weeks ended October 3, 2021 were 2.6% and 8.5%, respectively. The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of UBH, which is a partnership, is not taxed at the Company level, and is required to allocate some of its taxable results to the Continuing Members, as well as state taxes and the fair value impact of warrant liabilities. The Company’s effective tax rates for the thirteen and thirty-nine weeks ended October 2, 2022 are (83.2)% and 0.8%, respectively, before consideration of any discrete items. During the thirteen and thirty-nine weeks ended October 2, 2022, the effective tax rate was impacted by return to provision items and updated state nexus and apportionment estimates in response to the R.W. Garcia Co., Inc. and Truco Holdco., Inc. business integrations which resulted in a discrete tax expense and (benefit) of $0.5 million and $(1.4) million, respectively.

The Company regularly evaluates valuation allowances established for deferred tax assets (“DTA's”) for which future realization is uncertain. The Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit use of the existing DTA's. As of October 2, 2022, a significant piece of objective negative evidence evaluated was the twelve-quarter cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTA's such as the investment in UBH, federal operating losses subject to annual limitations due to “change in ownership” provisions, and state net operating losses where the Company does not expect to continue to have nexus. Therefore, a valuation allowance has been recorded against the DTA's for which it is more-likely-than-not they will not be realized. The Company has DTA’s related to its investment in partnership that are expected to be realized in the ordinary course of operations or generate future net operating losses for which a portion will have an indefinite carryforward period. Additionally, the Company has deferred tax liabilities (“DTL’s”) related to its investment in the partnership that will not reverse in the ordinary course of business and will only reverse when the partnership is sold or liquidated. The Company has no intention of disposing of or liquidating the partnership and therefore has not considered the indefinite lived DTL as a source of income to offset other DTA’s. In weighing positive and negative evidence, both objective and subjective, including its twelve-quarter cumulative loss, the Company has recorded a valuation allowance against its DTA’s related to net operating losses and deductible book/tax differences and recorded a DTL primarily related to the book over tax basis in the investment in the partnership that will not reverse in the ordinary course of operations. The Company considered that an indefinite lived DTL may be considered as a source of taxable income for an indefinite lived DTA; however, given our indefinite lived DTL will only reverse upon sale or liquidation, the Company determined that it was more appropriate to record a valuation allowance against its DTA’s. The amount of DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

As of October 2, 2022, tax years 2018 through 2022 remain open and subject to examination by the Internal Revenue Service and the majority of the states where the Company has nexus, and tax years 2017 through 2022 remain open and subject to examination in selected states that have a longer statute of limitations.

Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of October 2, 2022 and January 2, 2022.

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

Pursuant to the Business Combination Agreement, the Company entered into the Tax Receivable Agreement in connection with the Business Combination (the “Tax Receivable Agreement” or “TRA”) , which provides for the payment by the Company of 85% of the amount of any tax benefits realized as a result of (i) increases in the share of the tax basis in the net assets of UBH resulting from the Business Combination and any future exchanges by the Continuing Members of UBH units for UBI common stock; (ii) tax basis increases attributable to payments made under the TRA; and (iii) tax amortization deductions attributable to the acquisition of Kennedy Endeavors, LLC and the election to treat the transaction as an asset deal for tax purposes. The rights of each party under the TRA other than the Company are assignable, subject to certain restrictions. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable, among other factors.

As of October 2, 2022 and January 2, 2022, the Company had a liability of $25.4 million and $24.6 million, respectively, related to its projected obligations under the TRA, which is reflected as current and non-current accrued expenses in the Consolidated Balance Sheets.

15.WARRANTS

Prior to the Business Combination, CCH issued 15,833,332 warrants that were initially sold by CCH in its initial public offering of securities (the "Public Warrants"), including 1,166,666 warrants issued pursuant to those certain Forward Purchase Agreements entered into by CCH, CCH's Sponsor (the "Sponsor"), and the independent directors of CCH (the "Forward Purchase Agreements") that were issued at the closing of the Business Combination as part of the Forward Purchase Agreement discussed below (the "Forward Purchase Warrants"), and 7,200,000 warrants initially sold to the Sponsor simultaneously with the closing of its initial public offering (the "Private Placement Warrants," collectively, with the Public Warrants and Forward Purchase Warrants, the "Warrants"). As a result of the Business Combination, the Company assumed the CCH warrants and such warrants are now exercisable for shares of UBI Class A Common Stock instead of Class A ordinary shares of CCH. All other features of the warrants remain unchanged. On December 14, 2020, the Company provided notice to the holders of the Public Warrants and Forward Purchase Warrants that their warrants would be redeemed in accordance with the original terms on January 14, 2021. As of October 2, 2022 and January 2, 2022, there were 7,200,000 Private Placement Warrants outstanding.

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

The Warrants are accounted for as derivative liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity ("ASC 815-40"), due to certain settlement provisions in the corresponding warrant agreement that do not meet the criteria to be classified in stockholders’ equity. Pursuant to ASC 815-40, the Warrants are now classified as a liability at fair value on the Company’s Consolidated Balance Sheet, and the change in the fair value of such liability in each period is recognized as a non-cash gain or loss in the Company’s Consolidated Statements of Operations and Comprehensive Income. The Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the Warrants recognized.

The remeasurement of the warrant liability resulted in a gain (loss) of $(3.7) million and $36.3 million for the thirteen weeks ended October 2, 2022 and October 3, 2021, respectively, and of $4.0 million and $34.2 million for the thirty-nine weeks ended October 2, 2022 and October 3, 2021, respectively.

16. EQUITY

Class A Common Stock

The Company is authorized to issue 1,000,000,000 shares of Class A Common Stock, par value $0.0001 per share, of which 80,812,835 and 77,644,645 shares of UBI were issued and outstanding on October 2, 2022 and January 2, 2022, respectively. Upon the closing of the Business Combination, all shares of CCH Class A ordinary shares, including 3,500,000 Forward Purchase Class A Ordinary Shares of CCH that were issued at the closing of the Business Combination as part of the Forward Purchase Agreements discussed above and below, and Class B ordinary shares, less shareholder redemptions, were converted on a one-for-one basis into shares of Class A Common Stock, including 2,000,000 shares of Class B Common Stock initially issued to the Sponsor, which immediately vested upon the closing of the Business Combination and converted into shares of Class A Common Stock of the Company.

Class V Common Stock

The Company is also authorized to issue 61,249,000 shares of Class V Common Stock, par value of $0.0001 all of which were issued to the Continuing Members in connection with the closing of the Business Combination. Each of the Continuing Members' common limited liability company units of UBH along with a share of Class V Common Stock may be exchanged for one share of Class A Common Stock of the Company upon certain restrictions being satisfied. As of October 2, 2022 and January 2, 2022, there were 59,349,000 shares of Class V Common Stock outstanding.

Forward Purchases

In connection with the closing of the Business Combination and pursuant to the Forward Purchase Agreements entered into between CCH, CCH’s sponsor, and CCH’s independent directors, CCH consummated the sale and issuance of 3,500,000 shares issued pursuant to the Forward Purchase Agreements and Forward Purchase Warrants to acquire up to 1,166,666 Class A ordinary shares of CCH at $11.50 per share, for aggregate proceeds of $35,000,000 that were used to fund the Business Combination.

17. EARNINGS (LOSS) PER SHARE

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

The following tables reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

(in thousands, except share data)	Thirteen weeks ended October 2, 2022	Thirty-nine weeks ended October 2, 2022
Basic and diluted earnings per share:
Numerator:
Net loss attributable to controlling interest	$(888)	$(15,279)
Dividends related to participating stock-based compensation awards	(47)	(168)
Net loss attributable to common stockholders	$(935)	$(15,447)
Denominator:
Weighted average Class A Common Stock shares, basic	80,812,835	79,852,137
Basic and diluted earnings (loss) per share	$(0.01)	$(0.19)
Anti-dilutive securities excluded from diluted earnings per share calculation:
Warrants	2,093,271	1,772,271
RSUs	168,081	61,946
PSUs	75,866	53,290
Stock options	—	—
Total	2,337,218	1,887,507
Class V Common Stock not subject to earnings per share calculation	59,349,000	59,349,000
Net income (loss) attributable to noncontrolling interest	$2,373	$(12,589)

The diluted earnings (loss) per share computation excludes the effect of certain restricted stock units ("RSUs"), performance stock units ("PSUs"), and stock options granted to Directors and Management which convert to Class A Common Stock upon vesting, as their inclusion would have been anti-dilutive if the Company had positive earnings.

(in thousands, except share data)	Thirteen weeks ended October 3, 2021	Thirty-nine weeks ended October 3, 2021
Basic earnings per share:
Numerator:
Net income attributable to controlling interest	$33,252	$28,302
Dividends and income related to participating stock-based compensation awards	(601)	(525)
Net income attributable to common stockholders	$32,651	$27,777
Denominator:
Weighted average Class A Common Stock shares, basic and diluted	76,713,241	76,380,244
Basic earnings per share	$0.43	$0.36
Diluted earnings per share:
Numerator:
Net income attributable to common stockholders	$33,252	$28,302
Dividends and income related to participating stock-based compensation awards	(601)	(525)
Net income attributable to common stockholders	$32,651	$27,777
Denominator:
Weighted average Class A Common Stock shares, basic	76,713,241	76,380,244
Dilutive securities included in diluted earnings per share calculation:
Warrants	3,100,280	3,618,794
RSUs	1,058,087	1,024,192
PSUs	33,605	34,247
Stock options	1,405	24,700
Total diluted weighted average shares	80,906,618	81,082,177
Diluted earnings per share	$0.40	$0.34
Class V Common Stock not subject to earnings per share calculation	60,206,143	60,301,381
Net loss attributable to noncontrolling interest	$1,902	$4,122

Shares of the Company’s Class V Common Stock do not participate in earnings or losses of the Company and, therefore, are not participating securities. The PSUs, RSUs, and 2020 LTIP RSUs were participating securities in the periods because the holders of these stock-based compensation awards are entitled to participate in dividends declared on Class A Common Stock, if and when declared, on a one-to-one per-share basis. As such, earnings per share calculations were completed under the two-class method. As of October 2, 2022 and January 2, 2022, the Continuing Members held 59,349,000 shares of Class V Common Stock issued and outstanding and also held an equal number of common limited liability company units of UBH, which comprise the noncontrolling interest.

18. SUBSEQUENT EVENTS
Real estate secured financing

On October 12, 2022, the Company, through its subsidiaries UQF, Kennedy Endeavors, LLC (“Kennedy”) and Condor Snack Foods, LLC (together with UQF and Kennedy, the “Real Estate Financing Borrowers”), entered into a loan agreement (the “Real Estate Term Loan”) with City National Bank which was secured by a majority of the Real Estate Financing Borrowers’ real estate assets. The Real Estate Term Loan holds a principle balance of $88.1 million, with net proceeds of approximately $85.0 million after transaction fees and expenses. The Real Estate Term Loan has a ten-year maturity and amortizes approximately $3.5 million in principal annually, with a balloon payment due at maturity. The Company used a portion of the proceeds from the Real Estate Term Loan to pay off the ABL facility. The Real Estate Term Loan contains a single financial maintenance covenant consisting of a fixed charge coverage ratio that is tested quarterly only during a covenant trigger period consistent with the existing ABL facility. Concurrent with the closing of the Real Estate Term Loan, UQF entered into an interest rate swap transaction to fix the effective interest rate at approximately 6%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited combined interim consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 2, 2022, together with our audited combined consolidated financial statements for our most recently completed fiscal year set forth under Item 8 of our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A "Risk Factors" of our Annual Report on Form 10-K and other filings under the Exchange Act.
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
Overview
We are a leading U.S. manufacturer of branded salty snacks. We produce a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, pork skins, veggie snacks, pub/party mixes, and other snacks. Our iconic portfolio of authentic, craft, and "better for you" brands, which includes Utz®, ON THE BORDER®, Zapp’s®, Golden Flake®, Good Health®, Boulder Canyon®, Hawaiian® Brand, and TORTIYAHS!®, among others, enjoys strong household penetration in the U.S., where our products can be found in approximately 49% of U.S. households. We operate manufacturing facilities across the U.S. with a broad range of capabilities, and our products are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors, and approximately 2,100 DSD routes. Our company was founded in 1921 in Hanover, Pennsylvania, and benefits from over 100 years of brand awareness and heritage in the salty snack industry. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2021 retail sales, we are the second-largest producer of branded salty snacks in our core geographies.
Key Developments and Trends
Our management team monitors a number of developments and trends that could impact our revenue and profitability objectives.
Long-Term Demographics, Consumer Trends, and Demand – We participate in the attractive and growing $34 billion U.S. salty snacks category, within the broader approximately $114 billion market for U.S. snack foods as of October 2, 2022. The salty snacks category has grown retail sales at an approximately 15.4% over the 52 weeks ended October 2, 2022. A recent study by IPSOS presented in June at the IPSOS Food & beverage Summit cites that 47% of consumers say that they are snacking more now than before the novel coronavirus ("COVID-19") pandemic, with the average number of snacks per day for U.S. consumers at 2.7. Additionally, the salty snacks category has historically benefited from favorable competitive dynamics, including low private label penetration and category leaders competing primarily through marketing and innovation. We expect these consumer and category trends to continue to drive strong retail sales growth for salty snacks.
As a staple food product with resilient consumer demand and a predominantly domestic supply chain, the salty snack category is well positioned to navigate periods of economic disruption or other unforeseen global events. The U.S. salty snack category has demonstrated strong performance through economic downturns historically, growing at a 4% CAGR from 2007 to 2010 during the last recession. More recently, the U.S. salty snack category demonstrated strong performance during the COVID-19 pandemic which began in the U.S. in March 2020. For the thirteen weeks ended October 2, 2022, U.S. retail sales for salty snacks based on IRI data increased by 19.4% versus the comparable prior year period. In the same period, our retail sales increased 16.9% according to IRI data. For the fifty-two weeks ended October 2, 2022, U.S. retail sales for salty snacks based on IRI data increased by 15.4% versus the comparable prior year period. In the same period, our retail sales increased by 15.7% according to IRI data.

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
Operating Costs – Our operating costs include raw materials, labor, manufacturing overhead, selling, distribution, and administrative expenses. We manage these expenses through annual cost saving and productivity initiatives, sourcing and hedging programs, pricing actions, refinancing and tax optimization. Additionally, we maintain ongoing efforts led by our project management office (“PMO”), to expand our profitability, including implementing significant reductions to our operating cost structure in both supply chain and overhead costs. See Commodity Trends for more information on the current trends of our Operating Costs.

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

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implemented a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The Company continues to evaluate the impact of the Inflation Reduction Act; however, we believe it is unlikely to have a material effect on our consolidated financial position, results of operations, and cash flow.

Financing Costs – We regularly evaluate our variable and fixed-rate debt. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the thirty-nine weeks ended October 2, 2022 was 4.3%, up from 3.5% during the thirty-nine weeks ended October 3, 2021. We have used interest rate swaps to help manage some of our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 8. "Long-Term Debt" and Note 9. "Derivative Financial Instruments and Purchase Commitments" to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this filing for additional information on debt, derivative and purchase commitment activity. The Company has experienced the effect of increased interest rates on the portion of its debt that is not hedged and, continued rising interest rates could negatively impact our net income.
LIBOR Transition – On November 30, 2020, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation issued a public statement that the administrator of the London Inter Bank Offered Rate (“LIBOR”) announced it will consult on an extension of publication of certain U.S. Dollar LIBOR tenors until June 30, 2023, which would allow additional legacy USD LIBOR contracts to mature before the succession of LIBOR. As of October 2, 2022, we had $857.7 million in variable rate indebtedness, up from $823.2 million at January 2, 2022. During most of the third quarter of 2022, our variable rate indebtedness was tied to the Eurocurrency Rate which currently uses LIBOR as a benchmark for establishing applicable rates. As part of the Company's response to reference rate reform, in September 2022 the Company amended the asset based revolving credit facility (the “ABL facility”), Term Loan B, and our interest rate swap agreement from a LIBOR benchmark to the Term SOFR Screen Rate (‘SOFR”). As of October 2, 2022, we have entered into interest rate hedges covering $500.0 million of debt through September 30, 2026, which limits some of our exposure to changes in interest rates. See Note 9. "Derivatives Financial Instruments and Purchase Commitments" for additional details.

COVID-19 – In March 2020, the World Health Organization declared that COVID-19 constituted a "Public Health Emergency of International Concern" and later characterized it as a "pandemic". In response, we have taken necessary preventive actions and continue to implement safety measures to protect our employees who are working on and off site. March 2020 also marked the beginning of COVID-19’s impact on the consumption, distribution and production of our products. Demand for product increased significantly for several weeks in late March and into April 2020 as customers "pantry-loaded" in response to "shelter-in-place" measures that were enacted in many markets. Following that initial spike, in the weeks that followed, demand for product continued to out-pace prior year rates as families have favored "at-home" dining at a greater rate than pre-pandemic levels. We have serviced that demand by increasing production and distribution activities. Our strategic manufacturing capabilities and DSD distribution network have allowed us to effectively service the increased demand and be responsive to evolving market dynamics driven by changes in consumer behavior. During this time, we picked up a significant number of new customers and have experienced a high level of repeat customers within fiscal year 2021 and through the third quarter of 2022. We will continue to monitor customer and consumer activity and adapt our plans as necessary to best service the business.
Recent Developments and Significant Items Affecting Comparability
Acquisitions
On February 8, 2021, the Company closed on a definitive agreement with Snak-King Corp. to acquire certain assets of the C.J. Vitner's business, ("Vitner's acquisition" or "acquisition of Vitner's"), a leading brand of salty snacks in the Chicago, Illinois area. The acquisition increases our distribution in the Chicago area and Midwest Region and expands our product offering. The Company paid the aggregate cash purchase price of approximately $25.2 million which was funded from current cash-on-hand.

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

On November 2, 2021, the Company announced that certain of its subsidiaries, entered into a definitive agreement to acquire R.W. Garcia Holdings, LLC and its wholly-owned subsidiary, R.W. Garcia Co., Inc. (together "RW Garcia"), an artisan maker of high-quality organic tortilla chips, crackers, and corn chips ("RW Garcia acquisition" or "acquisition of RW Garcia"). The Company closed on this transaction on December 6, 2021, with the purchase price of approximately $57.9 million funded in part from a draw on the Company's line of credit and cash on hand. In addition to this acquisition on December 6, 2021, the Company closed on an acquisition of a manufacturing facility of which RW Garcia was a tenant. The cost of the manufacturing facility was approximately $6.0 million.

Commodity Trends
We regularly monitor worldwide supply and commodity costs so we can cost-effectively secure ingredients, packaging and fuel required for production. A number of external factors such as weather, which may be impacted in unanticipated ways due to climate change, commodity market conditions, and the effects of governmental, agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address commodity costs primarily through the use of buying-forward, which locks in pricing for key materials between three and 18 months in advance. Other methods include hedging, net pricing adjustments to cover longer term cost inflation, and manufacturing and overhead cost control. Our hedging techniques, such as forward contracts, limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Toward the end of fiscal year 2020, we began to experience an increase in pricing in certain commodity trends that continued to rise throughout fiscal year 2021 and have continued to rise through the third fiscal quarter of 2022. We expect this trend to continue through fiscal year 2022 and this may adversely impact our net income. Additionally, the Company has experienced rising costs related to fuel and freight rates as well as rising labor costs which have negatively impacted profitability. Transportation costs have been on the rise since early in 2021 and may continue to rise which may also adversely impact net income. Taken all together, the Company expects gross input cost inflation (which includes commodities, labor, and transportation) to be in the mid to high-teens in fiscal year 2022. The Company looks to offset rising costs through increasing manufacturing and distribution efficiencies as well as through price increases to our customers, although it is unclear whether historic customer sales levels will be maintained at these higher prices. Due to competitive or market conditions, planned trade or promotional incentives, or other factors, our pricing actions may also lag commodity cost changes.

While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. Market factors including supply and demand may result in higher costs of sourcing those materials.
Independent Operator Conversions
Our DSD distribution is executed via Company-owned routes operated by route sales professionals ("RSP" or "RSPs"), and third-party routes managed by IOs. We have used the IO and RSP models for more than a decade. In fiscal year 2017, we embarked on a multi-year strategy to convert all Company-owned RSP routes to the IO model. The mix between IOs and RSP was approximately 91% and 9%, respectively as of October 2, 2022 versus 85% and 15% ratio for IOs and RSPs respectively as of October 3, 2021. We anticipate completing substantially all remaining conversions by the middle of fiscal year 2023. The conversion process involves selling distribution rights of a defined route to an IO. As we convert a large number of routes in a year, there is a meaningful decrease in the selling and administrative costs that we previously incurred on RSPs and a corresponding increase in discounts paid to IOs to cover their costs to distribute our product. The net impact is a reduction in selling and distribution expenses and a decrease in net sales and gross profit. Conversions also impact our balance sheet resulting in cash proceeds to us as a result of selling the route to an IO, or by creating notes receivable related to the sale of the routes.

Results of Operations
Overview
The following tables present selected unaudited financial data for the thirteen and thirty-nine weeks ended October 2, 2022 and October 3, 2021.

	Thirteen weeks ended October 2, 2022	Thirteen weeks ended October 3, 2021	Thirty-nine weeks ended October 2, 2022	Thirty-nine weeks ended October 3, 2021
Net sales	$362,818	$312,680	$1,053,732	$879,781
Cost of goods sold	244,545	210,053	720,123	586,353
Gross profit	118,273	102,627	333,609	293,428
Selling, distribution, and administrative expenses
Selling and distribution	69,263	67,985	226,169	189,152
Administrative	33,182	30,724	110,549	89,698
Total selling, distribution, and administrative expenses	102,445	98,709	336,718	278,850
(Loss) gain on sale of assets, net	(823)	(1,043)	919	1,965
Income (loss) from operations	15,005	2,875	(2,190)	16,543
Other (expense) income
Interest expense	(11,648)	(7,726)	(31,478)	(26,483)
Other income	205	740	80	2,216
(Loss) gain on remeasurement of warrant liability	(3,672)	36,288	4,032	34,155
Other (expense) income, net	(15,115)	29,302	(27,366)	9,888
(Loss) income before taxes	(110)	32,177	(29,556)	26,431
Income tax (benefit) expense	(1,595)	827	(1,688)	2,251
Net income (loss)	$1,485	$31,350	$(27,868)	$24,180
Thirteen weeks ended October 2, 2022 versus thirteen weeks ended October 3, 2021
Net sales
Net sales was $362.8 million and $312.7 million for the thirteen weeks ended October 2, 2022 and October 3, 2021, respectively. The net sales increase of $50.1 million or 16.0%, for the thirteen weeks ended October 2, 2022, over the comparable period in 2021, and was primarily related to favorable price/mix of 14.7%, which was largely driven by pricing actions in the second half of fiscal year 2021 and throughout fiscal year 2022 as a response to inflationary pressures. The Company experienced a 2.1% decline in volume as the Company rationalized certain SKUs, primarily in private label and certain partner brands, and lapped strong promotional features in the third fiscal quarter of 2021. In addition, the 2021 acquisition of R.W. Garcia, and distribution gains at national customers and in key geographies also contributed to the year-over-year revenue growth.

IO discounts increased to $41.2 million for the thirteen weeks ended October 2, 2022 from $31.6 million for the corresponding thirteen weeks ended October 3, 2021. Excluding the impacts of acquisitions and increased IO discounts related to RSP to IO conversion, organic net sales increased 12.6% for the thirteen weeks ended October 2, 2022 versus the corresponding period in 2021.

Net sales are evaluated based on classification as Power and Foundation brands. Power brands include our iconic heritage Utz brand and iconic ON THE BORDER® brand; craft brands such as Zapp’s®, Golden Flake® Pork Skins, TORTIYAHS!, and Hawaiian®; "better for you" brands such as Good Health® and Boulder Canyon®; and selected licensed brands such as TGI Fridays®. Our Foundation brands are comprised of several regional brands, including Bachman®, Golden Flake® Chips and Cheese, Tim’s Cascade® Snacks, Snyder of Berlin®, and "Dirty" Potato Chips®, R.W. Garcia®, as well as other partner and private label brands.
For the thirteen weeks ended October 2, 2022, excluding brands acquired through our R. W. Garcia acquisitions, Power brand sales increased by approximately 17.6%, while Foundation brand sales increased by approximately 5.7% from the thirteen weeks ended October 2, 2022. The increase in Power brand sales is due primarily to favorable pricing actions and distribution gains, offset by continued IO conversions. Foundation brand sales increase was primarily driven by favorable pricing actions, offset by IO conversions, and SKU rationalization.

Cost of goods sold and Gross profit
Gross profit was $118.3 million and $102.6 million for the thirteen weeks ended October 2, 2022 and October 3, 2021, respectively. The increase in gross profit for thirteen weeks ended October 2, 2022 was driven by organic net sales growth, distribution gains, the gross profit contributions related to the acquisition of R.W. Garcia, and the benefits of leveraging our existing infrastructure and available capacity while also improving efficiencies through productivity initiatives. In addition, pricing initiatives were put in place to help reduce the impact of continued commodity, transportation, and wage inflation. The thirteen weeks ended October 2, 2022 was benefited by $4.0 million recorded as a reduction of cost of goods sold related to proceeds received from a partial settlement of business interruption insurance, which reimbursed the Company for some expenses as the Company had to shift production to other facilities, including co-manufacturers, due to a natural disaster that affected one of the Company's smaller manufacturing facilities.

Gross profit margin was 32.6% for the thirteen weeks ended October 2, 2022 versus 32.8% for the thirteen weeks ended October 3, 2021. The decline in gross profit margin was primarily driven by commodity and wage inflation, higher depreciation costs due to the acquired assets of the R.W. Garcia businesses, offset by our pricing and productivity actions. Additionally, IO discounts increased to $41.2 million for the thirteen weeks ended October 2, 2022 from $31.6 million for the thirteen weeks ended October 3, 2021, reducing gross profit by $9.6 million. The increase in IO discounts was driven by increased sales due primarily to pricing actions, and continued conversions of DSD routes from RSP to IO. The growth of IO discounts related to the conversion of DSD routes to IOs is offset by lower selling and distribution expense.
Selling, distribution, and administrative expense
Selling, distribution, and administrative expenses were $102.4 million and $98.7 million for the thirteen weeks ended October 2, 2022 and October 3, 2021, respectively resulting in an increase of $3.7 million or 3.8%, over the corresponding period in fiscal year 2021. The increase in expenses for the thirteen weeks ended October 2, 2022 was driven by distribution gains, and the acquired operations of the R.W. Garcia businesses, as well as, higher accruals for incentive compensation resulting from improved fiscal 2022 performance as compared to fiscal 2021, and increased investments in our people, brands, selling infrastructure, and planning capabilities to support growth.. These incremental costs were offset by the reductions of selling costs related to the continued conversion of Company-owned DSD routes from RSP to IO.

(Loss) gain on sale of assets
Loss on sale of assets was $0.8 million and $1.0 million for the thirteen weeks ended October 2, 2022 and October 3, 2021, respectively. The Company has continued to convert Company-owned routes to IO routes during the third fiscal quarter of 2022, offsetting the sales price by the respective route intangible asset.
Other (expense) income, net
Other (expense) income, net was expense of $(15.1) million compared to income of $29.3 million for the thirteen weeks ended October 2, 2022 and October 3, 2021, respectively. The greater expense for the thirteen weeks ended October 2, 2022 compared to the prior comparable period income was primarily due to a $3.7 million loss from the remeasurement of warrant liability for the thirteen weeks ended October 2, 2022 versus a gain of $36.3 million for the thirteen weeks ended October 3, 2021. Also significant was interest expense of $11.6 million for the thirteen weeks ended October 2, 2022 compared to $7.7 million for the thirteen weeks ended October 3, 2021. The additional increase in interest expense is primarily attributable to the additional equipment loan and ABL facility draws, which were used in connection with the acquistion of R.W. Garcia, the buyout of multiple distributors, which were accounted for as contract terminations, and financing related to the Kings Mountian, North Carolina facility purchase. Another significant driver increasing interest expense relates to an uptick in interest rates, which impacted the portion of debt that the Company has not hedged.

Income taxes
Income tax (benefit)/expense was $(1.6) million and $0.8 million for the thirteen weeks ended October 2, 2022 and October 3, 2021, respectively.
Thirty-nine weeks ended October 2, 2022 versus thirty-nine weeks ended October 3, 2021
Net sales
Net sales was $1.054 billion and $879.8 million for the thirty-nine weeks ended October 2, 2022 and October 3, 2021, respectively. Net sales for the thirty-nine weeks ended October 2, 2022 increased $174.0 million or 19.8% over the comparable period in fiscal year 2021. The increase in net sales for the thirty-nine weeks ended October 2, 2022 was primarily related to favorable price/mix of 12.5%, which was largely driven by pricing actions in the second half of fiscal year 2021 and throughout fiscal year 2022 as a response to inflationary pressures, as well as organic volume growth, distribution gains, and the acquisitions of Vitner's, Festida Foods, and R.W. Garcia

IO discounts increased to $114.6 million for the thirty-nine weeks ended October 2, 2022 from $88.6 million for the corresponding thirty-nine weeks ended October 3, 2021. Excluding the impacts of acquisitions and increased IO discounts related to RSP to IO conversion, organic net sales increased 15.4% for the thirty-nine weeks ended October 2, 2022 versus the corresponding period in 2021.
Net sales are evaluated based on classification as Power and Foundation brands. Power brands include our iconic heritage Utz brand and iconic ON THE BORDER® brand; craft brands such as Zapp’s®, Golden Flake® Pork Skins, TORTIYAHS!, and Hawaiian®; "better for you" brands such as Good Health® and Boulder Canyon®; and selected licensed brands such as TGI Fridays®. Our Foundation brands are comprised of several regional brands, including Bachman®, Golden Flake® Chips and Cheese, Tim’s Cascade® Snacks, Snyder of Berlin®, and "Dirty" Potato Chips®, R.W. Garcia®, as well as other partner and private label brands.
For the thirty-nine weeks ended October 2, 2022, excluding brands acquired through our Vitner's, Festida Foods, and R. W. Garcia acquisitions, Power brand sales increased by approximately 20.4%, while Foundation brand sales increased approximately 3.6% from the thirty-nine weeks ended October 3, 2021. The increase in Power brand sales is due primarily to favorable pricing actions, organic volume growth, and distribution gains, offset by continued IO conversions. Foundation brand sales increase was primarily driven by favorable pricing actions, offset by continued IO conversion and SKU rationalization.

Cost of goods sold and Gross profit
Gross profit was $333.6 million and $293.4 million for the thirty-nine weeks ended October 2, 2022 and October 3, 2021, respectively. The increase in gross profit for thirty-nine weeks ended October 2, 2022 was driven by organic volume growth, distribution gains, the gross profit contributions related to the acquisitions of Vitner's, Festida Foods, and R.W. Garcia, and the benefits of leveraging our existing infrastructure and available capacity while also improving efficiencies through productivity initiatives. In addition, pricing initiatives were put in place to help reduce the impact of continued commodity, transportation, and wage inflation. The thirty-nine weeks ended October 2, 2022 was benefited by $4.0 million recorded as a reduction of cost of goods sold related to proceeds received from a partial settlement of business interruption insurance, which reimbursed the Company for some expenses as the Company had to shift production to other facilities, including co-manufacturers, due to a natural disaster that affected one of the Company's smaller manufacturing facilities.
Gross profit margin was 31.7% for the thirty-nine weeks ended October 2, 2022 versus 33.4% for the thirty-nine weeks ended October 3, 2021. The decline in gross profit margin was primarily driven by commodity and wage inflation, and higher depreciation costs due to the acquired assets of Festida Foods and R.W. Garcia businesses, offset by pricing and productivity actions. Additionally, IO discounts increased to $114.6 million for the thirty-nine weeks ended October 2, 2022 from $88.6 million for the thirty-nine weeks ended October 3, 2021, reducing gross profit by $26.0 million. The increase in IO discounts was driven by increased sales due to volume growth and pricing actions, and continued conversions of DSD routes from RSP to IO. The growth of IO discounts related to the conversion of DSD routes to IOs is offset by lower selling and distribution expense.

Selling, distribution, and administrative expense
Selling, distribution, and administrative expenses were $336.7 million and $278.9 million for the thirty-nine weeks ended October 2, 2022 and October 3, 2021, respectively, resulting in an increase of $57.9 million, or 20.8%, over the corresponding period in fiscal year 2021. The increase in expenses for the thirty-nine weeks ended October 2, 2022 was driven by higher Acquisition and Integration costs related to the buyout of multiple distributors, which were accounted for as contract terminations, and resulted in expense of $23.0 million. In addition, other contract termination expense and related impairments totaled a combined $2.6 million. Excluding these items selling, distribution, and administrative expenses increased by 11.6% for the thirty-nine weeks ended October 2, 2022 compared to the corresponding period in fiscal year 2021. We believe that these actions will help drive increased future profitability and allow us to better serve our customers. Other significant contributors to the increase in expense can be attributed to higher delivery costs by $9.8 million and the addition of operational costs related to the acquired operations of Vitner's, Festida, and R.W. Garcia businesses, distribution gains, and organic volume growth, as well as, higher accruals for incentive compensation resulting from improved fiscal 2022 performance as compared to fiscal 2021, and increased investments in our people, brands, selling infrastructure, and planning capabilities to support growth. These incremental costs were partially offset by the reductions of selling costs related to the continued conversion out of Company-owned RSP to IO routes.

(Loss) gain on sale of assets

Gain on sale of assets was $0.9 million and $2.0 million for the thirty-nine weeks ended October 2, 2022 and October 3, 2021, respectively. The Company has continued to convert Company-owned routes to IO routes during the first three fiscal quarters of 2022, offsetting the sales price by the respective route intangible asset.
Other (expense) income, net
Other (expense) income, net was $(27.4) million and $9.9 million for the thirty-nine weeks ended October 2, 2022 and October 3, 2021, respectively. The greater expense for the thirty-nine weeks ended October 2, 2022 compared to the income in the prior comparable period was primarily due to a $4.0 million gain from the remeasurement of warrant liability for the thirty-nine weeks ended October 2, 2022 versus a gain of $34.2 million for the thirty-nine weeks ended October 3, 2021. Also significant was interest expense of $31.5 million for the thirty-nine weeks ended October 2, 2022 compared to $26.5 million for the thirty-nine weeks ended October 3, 2021. The additional increase in interest expense is primarily attributable to the additional equipment loans and ABL facility draws, which were used in connection with the acquisition of Festida Foods, the acquisition of R.W. Garcia, the buyout of multiple distributors, which were accounted for as contract terminations, and financing related to the Kings Mountian, North Carolina facility purchase. Another significant driver increasing interest expense relates to an uptick in interest rates, which impacted the portion of debt that the Company has not hedged.

Income taxes
Income tax (benefit) expense was $(1.7) million and $2.3 million for the thirty-nine weeks ended October 2, 2022 and October 3, 2021, respectively.
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
Adjusted EBITDA is one of the key performance indicators we use in evaluating our operating performance and in making financial, operating, and planning decisions. We believe EBITDA and Adjusted EBITDA are useful to investors in the evaluation of our operating performance compared to other companies in the salty snack industry, as similar measures are commonly used by companies in this industry. We have also historically reported an Adjusted EBITDA metric to investors and banks for covenant compliance. We also report Adjusted EBITDA as a percentage of Net Sales as an additional measure for investors to evaluate our Adjusted EBITDA margins on Net Sales.
The following table provides a reconciliation from net income (loss) to EBITDA and Adjusted EBITDA for the thirteen and thirty-nine weeks ended October 2, 2022 and October 3, 2021:

(dollars in millions)	Thirteen weeks ended October 2, 2022	Thirteen weeks ended October 3, 2021	Thirty-nine weeks ended October 2, 2022	Thirty-nine weeks ended October 3, 2021
Net income (loss)	$1.5	$31.4	$(27.9)	$24.2
Plus non-GAAP adjustments:
Income Tax (Benefit) Expense	(1.6)	0.8	(1.7)	2.3
Depreciation and Amortization	21.8	20.7	66.3	59.3
Interest Expense, Net	11.6	7.7	31.5	26.5
Interest Income (IO loans)(1)	(0.4)	(0.6)	(1.3)	(2.0)
EBITDA	32.9	60.0	66.9	110.3
Certain Non-Cash Adjustments(2)	0.9	2.0	9.2	9.0
Acquisition and Integration(3)	4.8	11.0	40.8	19.0
Business Transformation Initiatives(4)	5.4	8.0	13.3	13.7
Financing-Related Costs(5)	—	0.1	0.2	0.7
Loss (Gain) on Remeasurement of Warrant Liability(6)	3.7	(36.3)	(4.0)	(34.2)
Adjusted EBITDA	$47.7	$44.8	$126.4	$118.5

Net income (loss) as a % of Net Sales	0.4%	10.0%	(2.6)%	2.8%
Adjusted EBITDA as a % of Net Sales	13.1%	14.3%	12.0%	13.5%
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
(2)Certain Non-Cash Adjustments are comprised primarily of the following:
Incentive programs and other non-cash adjustments – For the thirteen weeks ended October 2, 2022 and October 3, 2021, the Company incurred $1.9 million and $2.1 million, respectively, of share-based compensation and compensation expense associated with the employee stock purchase plan. The share-based compensation and compensation expense associated with the employee stock purchase plan for the thirty-nine weeks ended October 2, 2022 and October 3, 2021 was $6.7 million and $7.8 million, respectively. The thirteen weeks ended October 2, 2022 also included a $1.0 million gain related to unrealized purchase commitment adjustments and thirty-nine weeks ended October 2, 2022 includes a $0.5 million of unrealized purchase commitment losses. During the thirty-nine weeks ended October 2, 2022, the Company recorded an impairment of $2.0 million related to the termination of distribution agreements.
(3)Adjustment for Acquisition and Integration Costs – This is comprised of consulting, transaction services, and legal fees incurred for acquisitions and certain potential acquisitions, in addition to expenses associated with integrating recent acquisitions. The majority of charges are related to the buyout of multiple distributors, which was accounted for as a contract termination resulting in expense of $23.0 million for the thirty-nine weeks ended October 2, 2022 as well as other integration costs. During the thirteen and thirty-nine weeks ended October 2, 2022, we incurred incremental costs of $4.8 million and $16.4 million, respectively, for the integration of Truco, R.W. Garcia, Kings Mountain, and costs to evaluate other potential acquisitions, as well as $1.0 million for the incremental Tax Receivable Agreement Liability associated with the Business Combination included in the thirty-nine weeks ended October 2, 2022. Acquisition and Integration costs incurred primarily for the Vitner's acquisition, the Truco acquisition, and related integration expenditures were $5.6 million and $9.6 million for the thirteen and thirty-nine weeks ended October 3, 2021, respectively, as well as $4.1 million and $9.4 million related to distributor buyouts which was accounted for as contract terminations for the thirteen and thirty-nine weeks ended October 3, 2021, respectively.
(4)Business Transformation Initiatives Adjustment – This adjustment is related to consultancy, professional, and legal fees incurred for specific initiatives and structural changes to the business that do not reflect the cost of normal business operations. In addition, gains and losses realized from the sale of distribution rights to IOs and the subsequent disposal of trucks, severance costs associated with the elimination of RSP positions, and ERP transition costs, fall into this category. The Company incurred such costs of $5.4 million and $8.0 million for the thirteen weeks ended October 2, 2022 and October 3, 2021, respectively, and $13.3 million and $13.7 million for the thirty-nine weeks ended October 2, 2022 and October 3, 2021, respectively.
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
Liquidity and Capital Resources
The following table presents net cash provided by operating activities, investing activities and financing activities for the thirty-nine weeks ended October 2, 2022 and October 3, 2021.

(in thousands)	Thirty-nine weeks ended October 2, 2022	Thirty-nine weeks ended October 3, 2021
Net cash provided by operating activities	$8,071	$4,282
Net cash used in investing activities	$(52,940)	$(78,081)
Net cash provided by financing activities	$54,776	$52,929

For the thirty-nine weeks ended October 2, 2022, our consolidated cash balance, including cash equivalents, was $51.8 million or $9.9 million higher than at January 2, 2022. Net cash used in operating activities for the thirty-nine weeks ended October 2, 2022 was $8.1 million compared to $4.3 million for the thirty-nine weeks ended October 3, 2021, with the difference largely driven by improved net working capital management of vendor payments offset by the payment of $22.9 million related to the buyout of multiple distributors, which were accounted for as contract terminations. The thirty-nine weeks ended October 2, 2022 also included a larger cash outflow related to the building of inventory compared to the prior year comparable period. This inventory build was the result of increased volume, which was driven by organic sales growth as well as growth related to acquisitions. Other factors that contributed to the inventory growth were higher commodity and overhead costs, as well as production and logistics shifts in the business. Working capital also benefited by faster collections of accounts receivable as we work with customers and implement programs to speed up cash collections. Cash used in investing activities for the thirty-nine weeks ended October 2, 2022 was $52.9 million driven by purchases of property and equipment, which includes $38.4 million to the purchase of a brand new, recently completed snack food manufacturing facility in Kings Mountain, North Carolina from Evans Food Group Ltd. d/b/a Benestar Brands and related affiliates, offset by proceeds from the sale of assets and receipt of an insurance claim, versus cash used in investing activity of $78.1 million for the thirty-nine weeks ended October 3, 2021, which was primarily driven by the acquisitions of Vitner's and Festida Foods. Net cash provided by financing activities was $54.8 million for the thirty-nine weeks ended October 2, 2022, driven by an increase in the line of credit of $40.4 million, borrowings on the equipment term loans and other notes payable of $34.0 million, and proceeds from the issuance of shares of $28.0 million, offset by cash payments on net settled stock-based compensation, the payment of dividends and distribution, and repayments on term debt and notes payable, versus net cash used in financing activities of $52.9 million for the thirty-nine weeks ended October 3, 2021, which was primarily a result of the payoffs of the First Term Loan and the Bridge Credit Agreement, payments of dividends and distributions, offset by the borrowings under Term Loan B and proceeds from the exercise of warrants.

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
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (as amended, the "ABL facility"), pursuant to the terms of that certain First Lien Term Loan Credit Agreement, dated November 21, 2017 (the "Credit Agreement"). On April 1, 2020, the ABL facility was amended to increase the credit limit up to $116.0 million and to extend the maturity through August 22, 2024. On December 18, 2020, the ABL facility was amended to further increase the credit limit up to $161.0 million. On September 22, 2022, the ABL facility was amended to further increase the credit limit up to $175.0 million and replaced the interest rate benchmark from LIBOR to the Term SOFR Screen Rate ("SOFR"). As of October 2, 2022 and January 2, 2022, $76.4 million and $36.0 million, respectively, were outstanding under this facility. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit. As of October 2, 2022 and January 2, 2022, $86.1 million and $96.9 million, respectively, was available for borrowing, net of letters of credit. The ABL facility is also subject to unused line fees (0.5% at October 2, 2022) and other fees and expenses.
Standby letters of credit in the amount of $12.0 million and $10.3 million have been issued as of October 2, 2022 and January 2, 2022, respectively. The standby letters of credit are primarily issued for insurance purposes.
Term Loans
On December 14, 2020, the Company entered into a Bridge Credit Agreement with a syndicate of banks, led by Bank of America, N.A. (the "Bridge Credit Agreement"). The proceeds of the Bridge Credit Agreement were used to fund the Company’s acquisition of Truco and the IP Purchase (as defined below) from OTB Acquisition, LLC, in which the Company withdrew $490.0 million to finance the acquisition of Truco Holdco Inc. ("Truco" and such acquisition, the "Truco Acquisition") and certain intellectual property from OTB Acquisition, LLC (the "IP Purchase"). The Bridge Credit Agreement bears interest at an annual rate based on 4.25% plus 1 month LIBOR with scheduled incremental increases to the base rate, as defined in the Bridge Credit Agreement. The loan converts into an Extended Term Loan if the Loan remains open 365 days after the closing date. As of January 3, 2021, the outstanding balance of the Bridge Credit Agreement was $370.0 million, with $120.0 million being repaid from the exercise of the Company's warrants. Commitment fees and deferred financing costs on the Bridge Credit Agreement totaled $7.2 million, of which $2.6 million was expended in the thirteen weeks ended April 4, 2021. In connection with Amendment No. 2 (as defined below), and a $12.0 million repayment in the first quarter of 2021, the outstanding balance of $370.0 million was repaid in full.

On January 20, 2021, the Company entered into Amendment No. 2 to the Bridge Credit Agreement ("Amendment No. 2") which provided additional operating flexibility and revisions to certain restrictive covenants. Pursuant to the terms of Amendment No. 2, the Company raised $720 million in aggregate principal of Term Loan B ("Term Loan B") which bore interest at LIBOR plus 3.00% and extended the maturity of the Bridge Credit Agreement to January 20, 2028. The proceeds were used, together with cash on hand and proceeds from our exercised warrants, to redeem the outstanding principal amount of existing Term Loan B and Bridge Credit Agreement of $410 million and $358 million, respectively. The refinancing was accounted for as an extinguishment. The Company incurred debt issuance costs and original issuance discounts of $8.4 million. On June 22, 2021, the Company entered into Amendment No. 3 to the Bridge Credit Agreement ("Amendment No. 3"). Pursuant to the terms of Amendment No. 3, the Company increased the principal balance of Term Loan B by $75.0 million to bring the aggregated balance of Term Loan B proceeds to $795.0 million. The Company incurred additional debt issuance costs and original issuance discounts of $0.7 million related to the incremental funding.

The First Lien Term Loan, the Secured First Lien Note, Term Loan B, and the ABL facility are collateralized by substantially all of the assets and liabilities of the Company. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of the Company. The Company was in compliance with its financial covenant as of October 2, 2022.
Subsequent to the end of the third fiscal quarter of 2022, as further discussed in Note 18. "Subsequent events" the Company entered into a loan agreement in the amount of $88.1 million, which was secured by the majority of the Company's real estate assets. The company used part of these proceeds to pay off the ABL facility.

Debt (in thousands)	Issue Date	Principal Balance	Maturity Date	October 2, 2022	January 2, 2022
Term Loan B (1)	June-21	$795,000	January-28	$781,273	$787,236
Equipment loans (2)			Various	53,068	26,655
ABL facility (3)				76,390	36,000
Net impact of debt issuance costs and original issue discounts				(8,372)	(7,929)
Total long-term debt				902,359	841,962
Less: current portion				(15,089)	(11,414)
Long term portion of term debt and financing obligations				$887,270	$830,548
(1) On September 22, 2022, the Company entered into Amendment No. 4 to the Bridge Credit Agreement ("Amendment No. 4"), which replaced the interest rate benchmark from LIBOR to SOFR. The weighted averaged interest rate on the Term Loan B debt for the thirteen weeks ended October 2, 2022 was 5.26%.

(2) In July 2021, the Company entered into two separate finance lease obligations with Banc of America Leasing & Capital, LLC, which have been treated as secured borrowing. The Company has made a series of draws upon these agreements throughout fiscal year 2021 and has drawn a total of $29.9 million in fiscal year 2022. These draws bear interest ranging from 3.26% through 5.77% and have varying maturities up through 2028.
(3) The facility bore interest at an annual rate based on LIBOR plus an applicable margin of 1.75% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.75% (ranging from 0.50% to 1.00%). The Company generally utilizes the prime rate for amounts that the Company expects to pay down within 30 days, the interest rate on the facility as of October 2, 2022 and October 3, 2021, was 7.00% and 4.00%, respectively under the prime rate. The Company elects to use the LIBOR, prior to the amendment on September 22, 2022 which changed the reference rate to SOFR as described above, for balances that are expected to be carried longer than 30 days, the interest rate on the ABL facility as of October 2, 2022 was 4.82%.
Other Notes Payable and Capital Leases
During the first fiscal quarter of 2022, the Company bought out and terminated the contracts of multiple distributors who had previously been providing services to the Company. These transactions were accounted for as contract terminations and resulted in expense of $23.0 million for the thirty-nine weeks ended October 2, 2022. The outstanding balance of these transactions was $0.5 million as of October 2, 2022.
During the third quarter of 2021, the Company recorded liabilities related primarily to reclaiming distribution rights from distributors, of which $1.3 million was outstanding as of October 2, 2022 and January 2, 2022, respectively.

During the first fiscal quarter of 2020, the Company purchased intellectual property that include a deferred purchase price of $0.5 million, of which $0.3 million and $0.4 million was outstanding as of October 2, 2022 and January 2, 2022, respectively.

Amounts outstanding under notes payable consisted of the following:

(in thousands)	As of October 2, 2022	As of January 2, 2022
Note payable – IO notes	$22,011	$24,822
Capital lease	9,203	8,166
Other	2,046	1,678
Total notes payable	33,260	34,666
Less: current portion	(13,617)	(9,957)
Long term portion of notes payable	$19,643	$24,709
During fiscal year 2019, the Company sold $33.2 million of notes receivable from IOs on its books for $34.1 million in a series of transactions to a financial institution. During fiscal year 2021, the Company sold an additional $11.8 million of notes receivable from IOs on its books for $12.5 million in a series of transactions to a financial institution. During fiscal year 2022, the Company sold an additional $5.0 million of notes receivable from IOs on its books for $5.0 million to a financial institution. Due to the structure of the transactions, they did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding notes receivable also remained on the Company’s books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through June 2032. The Company partially guarantees the outstanding loans, as discussed in further detail within Note 11. "Contingencies." These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
Interest Expense
Interest expense consisted of the following:

(in thousands)	Thirteen weeks ended October 2, 2022	Thirteen weeks ended October 3, 2021	Thirty-nine weeks ended October 2, 2022	Thirty-nine weeks ended October 3, 2021
Company’s ABL facility and other long-term debt	$10,916	$6,995	$29,320	$21,823
Amortization of deferred financing fees	344	331	1,028	3,499
IO loans	388	400	1,130	1,161
Total interest	$11,648	$7,726	$31,478	$26,483
Off-Balance Sheet Arrangements
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $65.7 million as of October 2, 2022. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment gains (losses) totaling $1.0 million and $0.1 million for the thirteen weeks ended October 2, 2022 and October 3, 2021, respectively, and $0.0 million and $(0.1) million for the thirty-nine weeks ended October 2, 2022 and October 3, 2021, respectively.

IO Guarantees-Off-Balance Sheet
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $1.6 million and $2.2 million at October 2, 2022 and January 2, 2022, respectively, all of which was recorded by the Company as an off balance sheet arrangement. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $31.4 million and $18.6 million at October 2, 2022 and January 2, 2022, respectively, which are off balance sheet arrangements. As discussed in Note 8. "Long-Term Debt", the Company also sold notes receivable on its books to Bank of America during fiscal year 2019 and fiscal year 2021, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at October 2, 2022 and January 2, 2022 was $18.4 million and $19.7 million, respectively. Due to the structure of the transactions, the sale did not qualify for sale accounting treatment, and as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding note receivable also remained on the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $3.8 million and $4.9 million at October 2, 2022 and January 2, 2022, respectively, all of which was the Company's Consolidated Balance Sheets. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
New Accounting Pronouncements
See Note 1. "Operations and Summary of Significant Accounting Policies," to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
General
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). While the majority of our revenue, expenses, assets and liabilities are not based on estimates, there are certain accounting principles that require management to make estimates regarding matters that are uncertain and susceptible to change. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which could potentially result in materially different results under different assumptions and conditions. Management regularly reviews the estimates and assumptions used in the preparation of our financial statements for reasonableness and adequacy. Our significant accounting policies are discussed in Note 1. "Operations and Summary of Significant Accounting Policies", of the unaudited Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q; however, the following discussion pertains to accounting policies we believe are most critical to the portrayal of our financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may affect the comparability of our financial condition, results of operations and cash flows to those of other companies.

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
Distribution Route Purchase and Sale Transactions
We purchase and sell distribution routes as a part of our maintenance of our DSD network. As new IOs are identified, we either sell our existing routes to the IOs or sell routes that were previously purchased by us to the IOs. Gain/loss from the sale of a distribution route is recorded upon the completion of the sale transaction and signing of the relevant documents and is calculated based on the difference between the sale price of the distribution route and the asset carrying value of the distribution route as of the date of sale. We record intangible assets for distribution routes that we purchase based on the payment that we make to acquire the route and record the purchased distribution routes as indefinite-lived intangible assets under Financial Accounting Standards Board ASC 350, Intangibles – Goodwill and Other. The indefinite lived intangible assets are subject to annual impairment testing.

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

We have identified the existing snack food operations as our sole reporting unit. For the qualitative analysis performed, which took place on the first day of the fourth quarter of 2021, we have taken into consideration all the events and circumstances listed in FASB ASC 350, Intangibles—Goodwill and Other, in addition to other entity-specific factors that have taken place. We have determined that there was no significant impact that affected the fair value of the reporting unit through October 2, 2022. Therefore, we have determined that it was not necessary to perform a quantitative goodwill impairment test for the reporting unit.
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
The benefit of tax positions taken or expected to be taken in our income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits." A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling and administrative expenses. As of October 2, 2022 and January 2, 2022, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.
Business Combinations
We evaluate acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not we have acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is accounted for as a business combination or an acquisition of assets.
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

Item 1A. Risk Factors

Our risk factors are set forth under the "Risk Factors" section of our Annual Report on Form 10-K filed on March 3, 2022. There have been no material changes to our risk factors since the filing of the Annual Report on Form 10-K.

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

10.1*
Amendment No. 7, dated as of September 22, 2022, to the ABL Credit Agreement dated as of November 21, 2017 (as amended, restated, amended and restated, supplemented, or otherwise modified prior to the date hereof), among Utz Quality Foods, LLC, Golden Flake Snack Foods, Inc., Utz Brands Holdings, LLC, Bank of America, N.A., as administrative agent and collateral agent, and each Lender party thereto.

10.2*
Amendment No. 4, dated September 22, 2022, to the First Lien Credit Agreement, dated as of November 21, 2017 (as amended by that certain Amendment No. 1 to Credit Agreement, dated as of July 23, 2020, that certain Amendment No. 2 to Credit Agreement, dated as of January 20, 2021, that certain Amendment No. 3 to Credit Agreement, dated as of June 22, 2021) among Utz Quality Foods, LLC, Utz Brands Holdings, LLC, Bank of America, N.A., as Administrative Agent and Collateral Agent and each lender from time to time party thereto.

10.3+*
Offer Letter dated September 30, 2022, issued by Utz Brands, Inc. to Howard A. Friedman (incorporated by reference to Exhibit 10.1 of Utz Brands, Inc.’s Current Report on Form 8-K dated September 30, 2022 (File No. 001-38686), filed with the Commission on October 3, 2022).

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

Date: November 10, 2022 UTZ BRANDS, INC.

By:      /s/ Ajay Kataria
Name:     Ajay Kataria
Title: Executive Vice President, Chief Financial Officer