Form 10-K
period 2023-01-01
Utz Brands, Inc.
filed 2023-03-02
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicated by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery periods pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the Common Stock held by non-affiliates was $941,691,147, as of July 1, 2022.

As of February 27, 2023, 81,012,868 Class A Common Stock, par value $0.0001 per share, and 59,349,000 Class V Common Stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for the registrant’s 2023 annual meeting (the "Proxy Statement"), to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference into the Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

INTRODUCTORY NOTE

On August 28, 2020 (the “Closing Date”), Utz Brands, Inc. (formerly Collier Creek Holdings) ("the Company”), consummated a business combination (the “Business Combination”) with Utz Brands Holdings, LLC (“UBH”) pursuant to the terms of the Business Combination Agreement, dated as of June 5, 2020 (the "Business Combination Agreement”), entered into by and among the Company, UBH, and Series U of UM Partners, LLC (“Series U”) and Series R of UM Partners, LLC ("Series R” and together with Series U, the “Continuing Members”). Pursuant to the terms of the Business Combination Agreement, among other things, the Company domesticated into the State of Delaware from the Cayman Islands by filing a Certificate of Domestication and Certificate of Incorporation with the Secretary of State of the State of Delaware, upon which the Company changed its name to "Utz Brands, Inc.” and effected the Business Combination.
At the Closing, the Company (i) acquired certain common and preferred interests of the Continuing Members from third party members, and the Continuing Members then redeemed such common and preferred interests for, and the Company received, an equivalent value of common limited liability company units of UBH (“Common Company Unit”), (ii) contributed cash in exchange for additional common limited liability company units of UBH, and (iii) purchased additional common limited liability company units and 100% of the managing interests of UBH from the Continuing Members. As part of the Business Combination, the Continuing Members (a) received certain cash consideration for the common limited liability company units that they sold to the Company, (b) received such number of shares of newly issued non-economic Class V Common Stock in the Company equal to the common limited liability company units that the Continuing Members retained in UBH, and a unit of limited liability company units of UBH and a share of Class V Common Stock are exchangeable for one share of Class A Common Stock of the Company, (c) received certain restricted common limited liability company units in UBH that would be vested under certain market conditions, which vested as of the Closing, and (d) entered into a Tax Receivable Agreement ("TRA”) that requires the Company to pay to the Continuing Members 85% of the applicable cash savings, if any, in United States (U.S.) federal and state income tax determined based on certain attributes as defined in the TRA.
Throughout this Annual Report on Form 10-K, unless otherwise noted “the Company”, “we”, “us”, "our”, "Successor”, “UBI” and “Utz” refer to Utz Brands, Inc. and its consolidated subsidiaries. The “Predecessor” refers to UBH, which closed the Business Combination with the Company on August 28, 2020.

As a result of the Business Combination, the Company’s financial statement presentation distinguishes UBH as the "Predecessor” for periods through the Closing Date. The Company, which includes consolidation of UBH subsequent to the Business Combination, is the “Successor” for periods after the Closing Date. As a result of the application of the acquisition method of accounting in the Successor period, the financial statements for the Successor period are presented on a full step-up basis as a result of the Business Combination, and are therefore not comparable to the financial statements of the Predecessor period that are not presented on the same full step-up basis due to the Business Combination.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the Company’s business. Specifically, forward-looking statements may include statements relating to:

•The financial position, capital structure, indebtedness, business strategy and plans and objectives of management for future operations
•The benefits of the Company's acquisitions, dispositions and similar transactions;
•The future performance of, and anticipated financial impact on, the Company;
•Expansion plans and opportunities; and
•Other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” "forecast,” "intend,” "expect,” “anticipate,” “believe,” “seek,” "target” or similar expressions.

These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K and the Company management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties, and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, the Company’s results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ are set forth under the heading "Risk Factor Summary” below and those described under Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

RISK FACTOR SUMMARY

The Company’s business involves significant risks and uncertainties that make an investment in it speculative and risky. The following is a summary list of the principal risk factors that could materially and adversely affect the Company’s business, financial condition, liquidity and results of operations. These are not the only risks and uncertainties the Company faces, and you should carefully review and consider the full discussion of the Company’s risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K.

Risks Related to Our Business

•Our gross profit margins may be impacted by a variety of factors, including but not limited to variations in raw materials pricing, retail customer ordering patterns, requirements and mix, sales velocities and required promotional support.
•Consumers’ loyalty to our brands may change due to factors beyond our control, which could have a material adverse effect on our business and operating results.
•Demand for our products may be adversely affected by changes in consumer preferences and tastes or if we are unable to innovate or market our products effectively.
•Price reductions implemented by our competitors may negatively impact our sales and shelf space, and may require us to similarly reduce costs or expend additional resources to remain competitive.
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
•Changes in retail distribution arrangements can result in the loss of retail shelf space and disrupt sales of food products, causing our sales to fall.
•Our direct-to-warehouse (“DTW”) delivery network system relies on a significant number of brokers, wholesalers and logistics companies. Such reliance could affect our ability to effectively and profitably distribute and market products, maintain existing markets and expand business into other geographic markets.

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
•Pandemics, epidemics or other disease outbreaks may change or disrupt consumption and trade patterns, supply chains, and production processes, which could materially affect our operations and results of operations.
•Labor costs, commodity costs and logistical costs are increasing in the current economic climate, which has adversely affected our business operations and results of operations and may continue to do so in the future. Our efforts to raise prices may not be successful at offsetting these cost increases and may have other adverse effects.
•Our financial position may be adversely affected by an unexpected event carrying an insurance obligation for which we have inadequate coverage.
•Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.
•As a food manufacturing company, all of our products must be compliant with regulations by various governmental authorities, the laws of the various states and localities where we operate and sell products, and a number of our products rely on independent certification from regulatory agencies to label our products adequately and in compliance with laws and regulations. Any non-compliance with regulations or certification could harm our business.
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
•We are a holding company and our only material asset is our interest in UBH, and we are accordingly dependent upon distributions made by our subsidiaries to pay taxes, make payments under the TRA and pay dividends.
•Pursuant to the TRA, we are required to pay to Continuing Members and/or the exchanging holders of Common Company Units, as applicable, 85% of the tax savings that we realized as a result of increases in tax basis in UBH’s assets as a result of the sale of Common Company Units for the cash consideration in the Business Combination, the purchase and redemption of the common units and preferred units in the Continuing Members and the future exchange of the Common Company Units for shares of Class A Common Stock (or cash) pursuant to the Third Amended and Restated Limited Liability Company Agreement and certain other tax attributes of UBH and tax benefits related to entering into the TRA making payments under the TRA, and those payments may be substantial.
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

PART I
Item 1. Business

Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or "our” refer to Utz Brands, Inc. and its consolidated subsidiaries following the Business Combination, other than certain historical information which refers to the business of UBH and its consolidated subsidiaries prior to the consummation of the Business Combination. Our core geographies consist of Alabama, Connecticut, Delaware, Louisiana, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia, West Virginia, Washington, and Washington D.C. (our “Core Geographies”). Our Expansion geographies consist of Arkansas, Colorado, Georgia, Illinois, Mississippi, North Carolina, Ohio, South Carolina, Tennessee, and Vermont (our “Expansion Geographies”). Our Emerging geographies consist of Alaska, Arizona, California, Florida, Hawaii, Idaho, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Utah, Wisconsin, and Wyoming (our "Emerging Geographies”).

Overview

We are a leading United States manufacturer of branded salty snacks. We produce a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, pork skins, veggie snacks, pub/party mixes, and other snacks. Our iconic portfolio of authentic, craft, and “better-for-you” (“BFY”) brands, which includes Utz, Zapp’s, On The Border, Golden Flake, Good Health and Boulder Canyon, among others, enjoys strong household penetration in the United States, where our products can be found in approximately half of U.S. households as of January 1, 2023. We are the second-largest producer of branded salty snacks in our Core Geographies as of January 1, 2023, based on retail sales and we have historically expanded our geographic/distribution reach and product portfolio organically and through acquisitions. Our company was founded in 1921 in Hanover, Pennsylvania, and benefits from more than 100 years of brand awareness and heritage in the salty snacks industry.

As of January 1, 2023, we operate 16 manufacturing facilities with a broad range of capabilities, and our products are distributed nationally to grocery, mass, club, convenience, drug and other retailers through direct shipments, distributors, and approximately 2,100 direct store delivery (“DSD”) routes.

Our business benefits from multiple opportunities to deliver attractive long-term profitable growth. Our value creation strategies are focused on driving productivity to enhance margins, reinvesting in marketing and innovation to accelerate revenue growth and continuing to make strategic acquisitions. We believe we are well-positioned for long-term growth as we (a) gained a significant amount of new buyers during 2020 and have continued to add even more buyers through 2022, (b) have significant opportunity in our Emerging and Expansion Geographies and under-penetrated channels, (c) continue to execute productivity efforts that will help to fuel incremental marketing and innovation to accelerate growth in sales, (d) continue to make infrastructure improvements to enable us to continue to scale to greater heights, and (e) continue to make strategic acquisitions that deliver strong synergies and that enhance our competitive positioning. We believe each of these growth avenues represents a sizeable opportunity to expand our Net Sales. In addition, we further anticipate expanding our margins over the long term through supply chain productivity, revenue management, a higher-margin product mix, and higher margins on incremental sales as we leverage our scalable existing platform.

Recent Developments

Chief Executive Officer and Board Leadership Transition. Effective December 15, 2022, our Board of Directors (the “Company Board”) appointed Howard A. Friedman as Chief Executive Officer of the Company and appointed Mr. Friedman as a Class I director on the Company Board (the “CEO Commencement Date”). Prior to joining the Company, Mr. Friedman served as Executive Vice President and Chief Operations Officer of Post Holdings, Inc., a consumer packaged goods holding company, from September 2021 to December 2022. Previously, Mr. Friedman served as President and Chief Executive Officer, Post Consumer Brands from July 2018 to September 2021. Prior to joining Post, Mr. Friedman served as the Executive Vice President and President of the refrigerated meat and dairy business at The Kraft Heinz Company, a global food and beverage company, where he spent the majority of his more than twenty-year career. Mr. Friedman received a Bachelor of Arts in economics from Dickinson College and a Master of Business Administration from the Stern School of Business at New York University.

In connection with the appointment of Mr. Friedman to the office of Chief Executive Officer, Dylan B. Lissette, transitioned from his role as Chief Executive Officer of the Company to the role of Executive Chairman. Mr. Lissette will serve in the role of Executive Chairman until the second quarter of 2023, when he will transition to the role of non-executive Chairman of the Board. On the CEO Commencement Date, Roger K. Deromedi retired as Chairman of the Board and was elected Lead Director.

Effects of COVID-19. The novel coronavirus (“COVID-19”), outbreak began impacting consumption, distribution and production of our products in March 2020. After initial increases in demand in fiscal year 2020, we experienced more modest growth in fiscal year 2021, as reflected by a compound annual growth rate (“CAGR”) for the 52-week period ended December 27, 2020 and January 2, 2022 of 15.1% and 1.7%, respectively, based on U.S. retail sales for salty snacks based on data from Information Resources, Inc. (“IRI”). As restrictions imposed in response eased in fiscal year 2022, our 52-week CAGR was 16.6% for the 52-week period ended January 1, 2023, based on U.S. retail sales for salty snacks based on IRI data driven by pricing actions and new distribution.

During period in which restrictions imposed in response to COVID-19 have been in place, generally, producers of food products, including salty snacks, have been deemed “essential industries” by federal, state, and local governments and are exempt from certain COVID-19-related restrictions on business operations. Notwithstanding that our operations are exempt from certain restrictions, we have taken preventive actions and implemented additional measures to protect our associates that work on site. Our strategic manufacturing capabilities and DSD distribution network have allowed us to effectively service increases in demand and be responsive to evolving market dynamics driven by changes in consumer behavior.

We continue to monitor customer and consumer demands, and intend to adapt our plans as needed to continue to meet these demands.

Recent Acquisitions and Vertical Integrations

On February 8, 2021, the Company closed on a definitive agreement with Snak-King Corp. to acquire certain assets of the C.J. Vitner's business, a leading brand of salty snacks in the Chicago, Illinois area. The acquisition increases our distribution in the Chicago area and Midwest Region and expands our product offering. The Company paid the aggregate cash purchase price of approximately $25.2 million which was funded from current cash-on-hand.

On May 11, 2021, the Company announced that its subsidiary, Utz Quality Foods, LLC ("UQF”) entered into a definitive agreement with Great Lakes Festida Holdings, Inc. to acquire all assets including real estate located in Grand Rapids, Michigan related to the operations of Festida Foods ("Festida Foods acquisition" or "acquisition of Festida Foods"), a manufacturer of tortilla chips, corn chips, and pellet snacks, and the largest manufacturer of tortilla chips for the Company's ON THE BORDER® brand. The Company closed this transaction on June 7, 2021 and the purchase price of approximately $40.3 million was funded in part from incremental financing on an existing term loan.

On November 2, 2021, the Company announced that its subsidiaries, entered into a definitive agreement to acquire R.W. Garcia Holdings, LLC and its' wholly-owned subsidiary R.W. Garcia Co., Inc. ("RW Garcia"), an artisan maker of high-quality organic tortilla chips, crackers, and corn chips ("RW Garcia acquisition"). At the closing of the RW Garcia acquisition on December 6, 2021, the Company paid the purchase price of approximately $57.9 million which was funded in part from a draw on the Company's line of credit and cash on hand. In addition to the RW Garcia acquisition on December 6, 2021, the Company closed on an acquisition of a manufacturing facility of which RW Garcia was a tenant. The cost of the manufacturing facility was approximately $6.0 million.

During fiscal year 2022 the Company focused on increasing manufacturing and streamlining distribution. In April 2022, the Company purchased a brand new, recently completed snack food manufacturing facility in Kings Mountain, North Carolina from Evans Food Group Ltd. d/b/a Benestar Brands and related affiliates. The Company paid the full cash purchase price of $38.4 million at the closing and concurrently with the facility purchase, the Company sold 2.1 million shares of the Company’s Class A Common Stock for $28.0 million, to affiliates of Benestar in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933. During fiscal year 2022, the Company bought out and terminated the contracts of multiple distributors who had previously been providing services to the Company. These transactions were accounted for as contract terminations and asset purchases and resulted in expense of $23.0 million for the 52 weeks ended January 1, 2023.

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

Our Power Brands are comprised of our iconic heritage Utz brand and iconic On The Border® brand; craft brands such as Zapp’s®, Golden Flake® Pork Skins, TORTIYAHS!, and Hawaiian®; BFY brands such as Good Health® and Boulder Canyon®; and selected licensed brands such as TGI Fridays®.

Our flagship Utz brand generated retail sales in excess of $807 million in 2022, representing an approximate 10.3% CAGR (during 2019 through 2022) and making it one of the 10 largest salty snack brands in the United States by retail sales as of January 1, 2023. Recognized for its iconic logo featuring the “Little Utz Girl” since the 1920s, the Utz brand currently use the slogan "Family Crafted Flavor Since 1921”. We sell a variety of salty snacks under the Utz brand, including potato chips, pretzels, cheese snacks, pub/party mixes, and others.

Our On The Border brand ("OTB"), which was acquired in December 2020, is a national brand of tortilla chips, salsa and queso. OTB is the #2 unflavored tortilla chip brand as of January 1, 2023. Additionally, the acquisition of OTB strengthens our national geographic footprint in our Expansion Geographies and Emerging Geographies and enhances our presence in the Mass and Club retail channels.

Our Good Health and Boulder Canyon Power Brands anchor our position in the BFY category of salty snacking, which has been a high-growth category in recent years. Good Health, which we acquired in 2014, is positioned well with fun forms and flavors that appeal to the whole family. Boulder Canyon offers a line of premium BFY potato chips, including those made with olive or avocado oils. In the Natural channel as defined by SPINS, LLC, Boulder Canyon is the #2 potato chip brand, growing 23% within the channel in 2022 and its “Canyon Cut” rippled avocado oil-based chip is the #1 selling potato chip item as of January 1, 2023.

Our Power Brands also include a number of our authentic craft brands including Zapp’s, Hawaiian, and Golden Flake pork skins. For example, Zapp’s, which we acquired in 2011, offers a line of premium kettle-cooked potato chips with bold, authentic flavors steeped in its New Orleans roots, including “Voodoo,” “Hotter ‘N’ Hot Jalapeño,” “Spicy Cajun Crawtators,” and "Cajun Dill Gator-tators,” among others. Hawaiian is a premium kettle chip brand that evokes the feel of the Pacific islands, with exotic flavors like “Sweet Maui Onion,” "Luau BBQ,” "Mango Habanero,” and "Hulapeño.” Our Golden Flake brand, a part of Southern culture since 1923, has a full line of Southern-style pork skins with flavors like “Louisiana Hot Sauce” and "Sweet Heat Barbecue,” which offer great taste and crunch with low carbohydrates.

Our Foundation Brands include strong regional snacking brands, such as Bachman®, Golden Flake® Chips and Cheese, Tim’s Cascade® Snacks, Snyder of Berlin®, "Dirty" Potato Chips®, and R.W. Garcia®, as well as other partner and private label brands. We have historically utilized the strong regional positions and relevance of our Foundation Brands to drive increased distribution for our Power Brands.

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

We believe our ability to produce a wide range of products differentiates us from some of our competitors whose businesses focus on a particular product type because our broad product assortment enables us to gain greater distribution and shelf space with our customers. Our in-house production capabilities across a range of products also enable us to rapidly respond to evolving consumer needs and preferences and to better create new innovative products to delight consumers. We also believe that our diversified product portfolio results in more predictable and stable financial performance as we are not overly exposed to only one product sub-category.

Product Innovation

New product innovation is critical in the salty snacks category because consumers both enjoy long-time favorites and like to experiment with new forms, flavors, textures, and ingredients. In particular, our brands have strong competitive positions across an assortment of popular salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, pub/party mixes, veggie snacks, and pork skins. Over the past several years, we have focused on strengthening our presence in certain salty snack sub-categories that we believe are highly synergistic to our existing business. In particular, Utz Peanut Butter Filled Pretzel Bites is proving to be a large and sustaining offering, with strong velocities and repeat rates. Utz Peanut Butter Filled Pretzel Bites is the #1 branded peanut butter filled pretzel item at retail as of January 1, 2023, based on IRI Data. The Utz brand also delivered flavor innovation on its core potato chips line with a very successful partnership with Grillo’s Pickles. Joining the two brands created a delicious limited time offering that is having success in all channels, including Club. On The Border Chips and Dips extended their famous Café Style tortilla chip into the seasoned tortilla chip category. The On The Border Flavored Chips line is rooted in Mexican culinary flavor profiles including salsa, queso and jalapeno ranch, with limited time only flavors expected to launch in the Club channel in 2023. Zapp’s recently commenced its offering of flavored pretzels with the launch of Zapp’s Sinfully Seasoned pretzels in two flavors; Voodoo and Jazzy Honey Mustard. Seeing category leading repeat purchase rates in the 16 and 20 week launch data implies that they have been well received by customers and consumers as of January 1, 2023, based on IRI Data. Utz also added a new flavor to its iconic Cheese Balls business with "Red Hot Cheddar”. In the BFY space Utz continues to innovate. “Good Health ABC Bites” is a fun new letter-shaped snack that we expanded into multipack and seasonal offerings for a fun and educational treat for every occasion. Boulder Canyon known for BFY oils, such as avocado oil, partnered with Yellowbird Hot Sauce for its second flavor limited-time offering under the Boulder Batch line, bringing spice to a new level.

Given our long-standing customer relationships, broad production capabilities, and scalable distribution platform, we plan to continue expanding our presence in certain salty snack sub-categories that we believe are highly synergistic to our existing business. We intend to expand our presence in key salty snack sub-categories through a combination of line extensions of our existing brands, new brand introductions, licensing partnerships with established brands, and/or acquisitions. We believe our expanded presence across key salty snack sub-categories would enhance our competitive position with customers and would be highly synergistic given our ability to leverage our existing manufacturing and distribution infrastructure.

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

Marketing, Advertising, and Consumer Engagement

Our marketing strategy is focused on driving stronger consumer pull for, and building brand equity of, our Power Brands. We conduct marketing efforts through three principal sets of activities: (i) consumer marketing and advertising, including digital and eCommerce, social media, sponsorships, and other consumer promotions; (ii) consumer sales incentives including coupons and rebates; and (iii) trade promotions to support features, displays and other merchandising of our products by our customers. Historically we have relied more heavily on sponsorships, trade promotions, and in-store merchandising for consumer engagement; however, we are making shifts of spending into more consumer awareness and brand-building advertising. In fiscal year 2022, we spent approximately $9.9 million related to consumer marketing and advertising expenses. Consistent with our value creation strategies, we intend to continue to increase our investments in digital and social consumer marketing and advertising focused on our Power Brands as well as continue to allocate our current mix of media spending toward activities with the highest return on investment. We will continue to expand our investments in digital and social media, including as part of our strategy to grow our eCommerce and retailer marketing investments. We believe these marketing strategies will drive long term Net Sales growth by increasing brand equity, supporting geographic expansion.

Customers

In fiscal year 2022, our top 10 customers, all of which are retailers, represented approximately 40% of our invoiced sales, and no customer accounted for more than 15% of our invoiced sales in fiscal year 2022. Although orders are processed through purchase orders, as opposed to volume commitments, we have historically benefited from long-term relationships with our key customers, having a sales relationship for more than 20 years on average across our top 15 retail customers.

International

Substantially all of our invoiced sales occurred in the United States in fiscal year 2022, and we are focused on growing our business in the United States. Since substantially all of our business is in the United States, we believe we have more limited exposure to global economic conditions and foreign exchange fluctuations than companies with more substantial international sales and operations.

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

The salty snacking industry is competitive and includes a number of diverse participants. Our identified competitors include PepsiCo (Frito Lay), Campbell’s (Snyder’s-Lance), Kellogg’s (Pringles), General Mills, Grupo Bimbo, Hershey’s, Hain Celestial, and Arca Continental (Wise), among others. Our products also compete with private label or retailer-branded salty snacks. However, private label represented only approximately 4.5% of category retail sales for the 52 weeks ended January 1, 2023, which has been about flat compared to its share of retail sales since 2016.

Historically, the salty snacks category has benefited from favorable competitive dynamics, including low private label penetration and category leaders who compete primarily via marketing and innovation.

Importantly, as of January 1, 2023, we are the #2 brand platform in our Core Geographies, representing nearly 8% of total salty snacks category retail sales based on IRI data. As of January 1, 2023, in our Core Geographies, we have the #2 position in pork skins and in pretzels with 18% and 16% of sub-category retail sales, respectively. We have the #3 position in potato chips, cheese snacks and tortilla chips with 12%, 7% and 4% of sub-category retail sales, respectively. As of January 1, 2023, we hold the #3 company position with in tortilla chips, with a 4% share, primarily driven by sales of our OTB-branded tortilla chips. We believe we have a strong and defensible position in our Core Geographies with a significant opportunity to enhance our national position by expanding sales in Expansion Geographies (where we represent 3.6% of category retail sales) and Emerging Geographies (where we represent 2.3% of category retail sales).

Notably, in 2022, approximately $2.6 billion of salty snack retail sales were generated by approximately 1,300 smaller competitors, each with retail sales of less than $200 million. We believe this fragmented group of smaller brands provides an attractive opportunity for us to expand our retail sales by either acquiring or displacing smaller regional or product-specific competitors.

Supply Chain

Sourcing. The principal ingredients used to manufacture our products include potatoes, oil, flour, wheat, corn, cheese, spices, and seasonings. Our primary packaging materials include flexible films and rigid containers, such as barrels, lids, cartons, and trays. All of our core ingredients are purchased according to rigorous standards to assure food quality and safety. Our principal ingredients are generally available from multiple suppliers, but became more difficult to source beginning in 2021 and continuing into 2022 due to ongoing supply chain constraints. We do not source any of our top 10 inputs under any single-source arrangements. As such, we have been able to make satisfactory alternative arrangements in the event of this interruption of supply from our vendors. No single category of raw material purchases represented more than 15% of our Cost of Goods Sold in fiscal year 2022. In addition to raw materials, we source energy and liquid fuels for our manufacturing facilities and in-house distribution assets.

We utilize various buying strategies to mitigate the impact of changes in input prices, including fixed-price forward purchases as well as commodity hedging arrangements with third parties (particularly for energy, vegetable oils, wheat, and corn). A number of external factors such as weather, commodity markets, and governmental or agricultural programs can affect the cost of raw materials used in our products. To provide greater visibility, we typically look to enter into pricing arrangements covering a meaningful portion of our forecast purchases over the next 3 to 18 months. As of February 1, 2023, we believe we have entered into pricing arrangements covering over 45% of our budgeted raw material needs in fiscal year 2023.

Manufacturing. We manufacture our products primarily through 16 company-operated manufacturing facilities across the United States. These include four legacy Utz facilities and twelve facilities that were added over the last ten years from acquisitions (for more details see Item 2 “Properties” in this Annual Report on Form 10-K for more details). Our facilities had the capacity to produce approximately 500 million pounds of salty snacks annually in 2022 based on management’s estimate of available capacity, excluding weekly sanitation, over a seven-day work schedule, providing us with significant available capacity to accommodate increased sales. We believe this available capacity across our manufacturing footprint will enable us to leverage existing fixed costs to generate higher margins on incremental organic sales or acquired brands as well as generate potential future cost savings through consolidating our manufacturing footprint. Our manufacturing facilities are well-maintained, and we have a program to ensure appropriate maintenance capital expenditures are undertaken. We also utilize several co-manufacturers for certain products, with the most significant being our OTB branded tortilla chips as well as branded salsa and queso. During fiscal 2022, we began investing in talent and process improvements, associated with standing up our Integrated Business Management ("IBM") process, which uses supply and demand planning to optimize manufacturing and other supply chain and logistics processes.

Distribution. We offer national distribution of our products through our flexible, hard-to-replicate distribution system that combines direct-to-warehouse, direct-to-store, distributor, and direct-to-consumer capabilities. We believe this hybrid system, which we have built and enhanced over nearly a century, offers us flexibility to cost-effectively distribute our products to a wide range of retail locations where salty snacks are sold. Additionally, we believe our distribution system is highly scalable, resulting in the ability to drive higher margins on incremental revenues and enabling us to realize significant cost savings when integrating acquired brands onto our established platform.

We have historically expanded the geographic reach of our distribution network from our Core Geographies, where we benefit from strong brand awareness and heritage to our Expansion and Emerging Geographies, where we have expanded both organically and through acquisitions. During the 52 weeks ended January 2, 2022, we were able to expand our market share in our Core Geographies and our Emerging Geographies, led by significant market share gains in our grocery channel according to IRI data of U.S. retail sales in the salty snacks category. We plan to continue to expand our distribution and sales of Power Brands in these geographies, supported by our increased brand investments, expansion of our direct-to-customer and DSD distribution capabilities, and potentially through strategic acquisitions.

Direct-to-Warehouse: For a number of our customers, we either ship products directly from our facilities to their distribution centers or allow them to pick-up products directly from our facilities. These customers are then responsible for fulfilling shipments to their own retail stores. The DTW model is often preferred by some of our national mass, club, and grocery customers that have sufficient scale and capabilities to efficiently manage distribution and replenishment for their own retail stores.

Direct-Store-Delivery: We believe we are one of only four scale U.S. salty snack providers with extensive DSD capabilities. Within our DSD system, either independent operators (“IOs”) or Utz-employed route sales professionals (“RSPs”) pick up products from our manufacturing facilities, distribution centers, storage facilities, or small bins and distribute and sell these products to retail stores within a geographic territory. Our DSD system is utilized by both large and small customers, and we believe it provides us a competitive advantage in expanding distribution, increasing shelf space, executing in-store merchandising activities, and ensuring products are fresh and available wherever consumers shop. Our DSD network included approximately 2,100 individual routes reaching over 83,500 retail stores in 2022. Our DSD routes are managed by a combination of approximately 2,000 IOs, covering approximately 93% of our routes, and approximately 140 RSPs, covering approximately 7% of our routes as of January 1, 2023. Over the last several years, we have converted from a predominately company-owned RSP model toward the use of third-party IOs. We believe this transition benefits us by creating motivated independent owner-operators and a more variable cost structure for our company. We expect to continue working on our ongoing transition from RSPs toward IOs in 2023 (See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of Utz Brands Holdings — Recent Developments and Significant Items Affecting Comparability — Independent Operator Conversions” for more details).

Third Party Distributors: We also use third-party distributors in certain regions where their capabilities enhance the cost effectiveness and reach of our overall distribution system. For third-party distributors, we either ship products directly from our facilities to their distribution centers or allow them to pick up products directly from our facilities. The distributors are then responsible for selling our products to our customers and ensuring optimal retail presence within the stores they serve, utilizing both DTW and DSD capabilities. Our third-party distributors operated an additional approximately 623 DSD-style routes, reaching over 16,000 retail stores.

Direct-to-Consumer: We also distribute our products directly to consumers. Our direct-to-consumer shipments primarily originate from orders received via our company website (www.utzsnacks.com) or select third party retailer sites, including Amazon and Sam’s Club, which extend our reach to virtually every household in America. Our direct-to-consumer shipments are delivered from our central warehouse facility to consumers using FedEx, U.S. Postal Service, or other third-party carriers. E-Commerce represented approximately 6.6% of our retail sales in fiscal year 2022 and is an accelerating part of our business, with the channel having grown significantly since 2019.

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

Human Capital

Supporting our people is a foundational value for Utz. We believe our success depends on our ability to attract, develop, and retain key personnel whose skills, experience and industry knowledge benefit our operations and performance. Our Board, Board committees, and management oversee various associate initiatives including compensation and benefits programs, succession planning, leadership development, diversity and inclusion.

Utz aims to both attract and retain a qualified workforce through an inclusive and accessible recruiting process and online platform, as well as by offering competitive wages, benefits, and training opportunities. We also support and develop our associates through company-wide training and development programs intended to build and strengthen associates’ leadership and professional skills.

Diversity, Equity and Inclusion

Utz recognizes that it is vital for our performance as a world-class company to demonstrate dignity and respect in the workplace for all associates. By embracing the diverse perspectives and backgrounds of our associates, we strive to ensure that we have a workplace where every associate feels that they are valued and that they can contribute not only to our success, but their success, as well.

To foster a work environment that values all people, Utz partnered with a nationally recognized consulting firm to help develop a comprehensive diversity, equity, and inclusion strategy, which includes various aspects of human capital management, including recruiting, training, and leadership development.

As of our latest ESG report, our associate demographics in the U.S. (based on self-reported data from our associates) were:

ASSOCIATE OVERVIEW

0.3%
36.0%
63.7%
MALE
FEMALE
NOT SPECIFIED

UTZ GENDER

0.6%
0.9%
0.2%
2.2%
4.7%
9.1%
17.2%
65.2%

UTZ ETHNICITY

White
Latino
Black
Not Specified
Asian
Two or more
Native Hawaiian or other Pacific Island
American Indian or Alaska Native

.3%
9.0%
23.4%
36.7%
30.6%
GEN Z (1997-2020's)
MILLENNIALS (1981-1996)
GEN X (1965-1980)
BOOMERS (1946-1964)
SILENT GENERATION (1928-1945)

UTZ GENERATION

1.3%
2.9%
0.3%
6.1%
13.6%
18.9%
59.3%

US CENSUS ETHNICITY

Health and Safety

The safety of our team members is a top priority. We strive to provide a safe working environment by having policies, procedures, and training programs in place to ensure that our associates understand and meet safety guidelines. Utz and our associates are dedicated to providing a safe environment by continuously improving our Safety Culture and Performance through commitment, investment, and training.

•Associate engagement: Leading indicators are used to both encourage and measure regular safety related activities throughout the organization;
•Training: Safety training relevant to each work group’s operation is distributed throughout the organization monthly, quarterly and/or annually;
•Compliance: Regular audits in various formats are used to review and ensure compliance with applicable agency regulations; and
•Performance metrics: Traditional OSHA metrics are maintained on a quarterly and annual basis to measure actual performance and help identify continuous improvement opportunities.

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
•Health & Wellness Center – free to all Hanover-based associates and dependents covered under the health plan; and
•401(k) plan with generous company match and profit sharing.

Employee Headcount

As of January 1, 2023, we employed approximately 3,550 full-time associates and 250 part-time associates.

Over the last several years, we have meaningfully reduced our number of full-time associates and our selling, distribution and administrative expenses through our business transformation initiatives, particularly our DSD shift from RSPs to IOs and the associated restructuring of our sales management and corporate organization structure (see “— Supply Chain — Distribution” and "Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of Utz Brands Holdings — Recent Developments and Significant Items Affecting Comparability —Independent Operator Conversions” for more information). We expect to continue working on our ongoing transition from RSPs toward IOs in 2023. Additionally, we historically have reduced associate count and operating expenses in relation to integration initiatives associated with our acquisitions.

Sustainability

We recognize the importance of Environmental, Social and Governance ("ESG") issues for all stakeholders. As a newly public company, we are in the early stages of building our ESG strategy and are using leading ESG and sustainability frameworks and guiding principles, such as the Sustainability Accounting Standards Board (SASB), the Task Force on Climate-related Financial Disclosures (TCFD) and the U.N. Sustainable Development Goals (SDGs), as well as stakeholder engagement to inform our ESG program. We recognize our responsibility to uphold the Company’s founding values, which for more than 100 years, have centered on working ethically, responsibly, and with integrity to benefit all of our stakeholders. We consistently look for ways to make a positive difference for our associates, customers and in the communities in which we operate. By collaborating with stakeholders, including associates, consumers, business partners, suppliers, stockholders and customers, we are taking the necessary steps to become a more sustainable company. We believe that in our stakeholders’ best interests, we place safety-focused, sustainability-minded, and transparent best practices at the heart of our operations. With this stakeholder framework, in 2020 we formed Utz’s inaugural ESG Committee, composed of subject matter experts from across our operations, including facilities management, packaging innovation, human resources, corporate governance, legal affairs, and communications.

We released our inaugural 2021 Environment, Social, and Governance (ESG) Report in July 2022, which outlines Utz’s strategic priorities for ESG matters and the continued growth of our sustainability program. To learn more about our sustainability goals, progress and initiatives, access the ESG Report by clicking “ESG” on our Investor Relations website at www.investors.utzsnacks.com. See “Available Information” below for additional information regarding our website.

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

We also maintain rights to the domain names www.utzsnacks.com and www.getutz.com, among others.

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

We also license certain third-party brand names for use on our products, including the TGI Friday’s, HeluvaGood, Grillo’s Pickles, Yellowbird, and Mike's Hot Honey. We use these trademarks in connection with production and distribution of snack products to be sold under the trademarked labels. Under some of the agreements governing our use of such trademarks, we are required to make guaranteed annual royalty payments. Sales under our trademark licensing agreements represent approximately 2.3% of our 2022 invoice sales.

In addition, we license certain of our owned brands, including Utz, for use by third parties in certain food categories (such as frozen foods), however these arrangements do not materially impact our financial position. Finally, we have historically engaged in certain cross-marketing and/or promotional activities with third parties, thereby increasing the visibility of our brands.

Seasonality

Although the demand for our products is relatively stable throughout the year as compared to other consumer goods, we have experienced in the past, and expect to continue to experience, seasonal fluctuations in our retail sales as a result of consumer and customer spending patterns. Historically, the months of April to September, as well as December have resulted in higher retail sales than average due to increased consumer demand during the spring and summer months and holiday season, as well as significant retailer merchandising and promotions around those times. Additionally, we have historically generated seasonal cash flow from decreases in working capital levels in the fourth quarter and invested cash flow in working capital increases in the first quarter. We expect these historical trends to continue in the future.

Government Regulation and Compliance

We are subject to various laws and regulations in the United States by federal, state and local government authorities. In the United States, the federal agencies governing the manufacture, distribution and advertising of our products include, among others, the Federal Trade Commission (“FTC”); the U.S. Food and Drug Administration (“FDA”); the United States Department of Agriculture (“USDA”); the U.S. Environmental Protection Agency ("EPA"); and the Occupational Safety and Health Administration ("OSHA") and similar state and local agencies. Under various statutes, these agencies, among other things, prescribe the requirements and establish the standards for quality and safety and regulate marketing and advertising to consumers.

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

Risks Related to Our Business

Our gross profit margins may be impacted by a variety of factors, including but not limited to variations in raw materials pricing, retail customer ordering patterns, requirements and mix, sales velocities and required promotional support.

Our gross profit as a percentage of net sales fluctuate as a result of competition and other factors, including product pricing, the availability and cost of commodities, raw materials pricing (including ingredients and packaging), labor costs, COVID-19 and other global health impacts, and energy costs. Further, our gross profit margin may be impacted by shifts in the overall mix of products having a higher or lower profit margin. Should the competitive dynamic change in our industry (which could impact our margins through forces including but not limited to requiring us to alter our pricing strategy, offering a greater percentage of lower profit margin products in our overall product mix, or requiring additional promotional activity), the prices we pay for raw materials, energy or other inputs increase dramatically due to interest rate or market condition changes or other reasons, or any of our customer relationships or relationships with our IOs and third-party distributors change materially, then we may not be able to continue to operate at our current margins. We may be able to pass some or all raw material, energy and other input cost increases to customers, IOs and third-party distributors by increasing the selling prices of our products or decreasing the size of our products; however, higher product prices or decreased product sizes may cause us to be less competitive with our peers and result in a reduction in sales volume or consumption, or increased packaging costs. If we are not able to increase our selling prices or reduce product sizes sufficiently, or in a timely manner, to offset increased raw material, packaging, energy or other input costs, including freight, direct labor, overhead and employee benefits, or if our sales volume decreases significantly, there could be a negative impact on our financial condition and results of operations.

Consumers’ loyalty to our brands may change due to factors beyond our control, which could have a material adverse effect on our business and operating results.

Our business currently depends in a large part on repeat purchases by the same consumers, many of whom are based in our Core Geographies where we have acquired strong regional brands and distribution capabilities. We believe this purchasing pattern is indicative of loyalty to our brands. However, these consumers are under no obligation to continue to repeatedly purchase our products and could stop or materially reduce purchasing our products at any time. These consumers could cease purchasing our products for any number of reasons, some of which are beyond our control, including changing consumer trends, negative publicity regarding our brand, real or perceived quality or health issues with our products, a change in consumers’ perception of BFY brands or other specialty brands, or the availability of premium-branded or lower-priced alternative snack products, or for no reason at all. Loss of consumers’ loyalty to our brands and the resulting decreased sales to consumers could have an adverse effect on our business and operating results.

Demand for our products may be adversely affected by changes in consumer preferences and tastes or if we are unable to innovate or market our products effectively.

We are a consumer products company operating in highly competitive markets and rely on continued demand for our products. To generate revenue and profits, we must sell products that appeal to our customers and consumers. Any significant changes in consumer preferences or any inability on our part to anticipate or react to such changes could result in reduced demand for our products and erosion of our competitive and financial position. Our success depends on our ability to respond to consumer trends, including increasing concerns of consumers regarding health and wellness, obesity, product attributes and ingredients, as demonstrated through the BFY movement in our industry. In addition, changes in product category consumption or consumer demographics could result in reduced demand for our products. Consumer preferences may shift due to a variety of factors, including the changes in social trends and activity patterns. Any of these changes may affect consumers’ willingness to purchase our products and negatively impact our financial results.

Our continued success also is dependent on product innovation, such as new flavors and formats, as well as the introduction of BFY products in response to evolving consumer preference. In order to successfully compete within our industry, we must maintain a robust pipeline of new products, and effective advertising and promotional campaigns, marketing programs and product packaging. Although we devote significant resources to meet this goal, we may not be able to continue to develop and launch successful new products or variants of existing products, or to effectively execute advertising and promotional campaigns and marketing programs.

Price reductions implemented by our competitors may negatively impact our sales and shelf space, and may require us to similarly reduce costs or expend additional resources to remain competitive.

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

In order to sell our branded products, we need to maintain a good reputation with our stakeholders, including our customers, consumers, IOs, third-party distributors, suppliers, vendors, associates and equityholders, among others. Issues related to the quality and safety of our products, ingredients or packaging could jeopardize our image and reputation. Negative publicity related to these types of concerns, or related to product contamination or product tampering, whether valid or not and which may not be in our control, could decrease demand for our products or cause production and delivery disruptions. We may need to recall products if any of our products become unfit for consumption, and we could potentially be subject to litigation or government actions, which could result in payments of fines or damages. In addition, negative publicity related to our environmental, social or governance practices could also impact our reputation with customers, consumers, IOs, third-party distributors, suppliers, vendors, associates and equityholders, among others. Costs associated with these potential actions, as well as the potential impact on our ability to sell our products, could negatively affect our operating results.

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

The sales of most of our products are subject to significant competition due to factors including product quality and taste, brand awareness among consumers, access to shelf space at retail customers’ locations, price, advertising and promotion, innovation of on-trend snacks, variety of snacks offered, nutritional content, product packaging and package design. We compete in that market principally on the basis of product taste and quality, but also brand recognition and loyalty, price, marketing, advertising and the ability to satisfy specific consumer dietary needs against numerous multinational, regional and local companies, as well as emerging companies, most markedly in the BFY product segment.

Historically our growth strategy has utilized acquisitions in the salty snack industry and snack distribution channels as a means of our growth, and we believe that acquisitions will continue to be an important component of our intended growth strategy. Additionally, as a general matter, there is continuing consolidation in the snack food industry and in retail outlets for snack foods by other market participants. Although we gain benefits from the execution of our acquisition strategy, the continuing consolidation has increased, and may continue to increase, competition over such factors as promotional discounting and other price cutting techniques. Consolidation within the snack food industry and retail outlets by others may prevent us from effectively competing if others in the industry that have greater resources than us, and retail customers or potential retail customers, enter into long-term purchase contracts or promotional arrangements. Significant consolidation by others increases the possibility that we could lose one or more major customers, lose existing product authorizations at customer locations, lose market share or shelf space, increase expenditures or reduce selling prices, which could have an adverse impact on our business or financial results.

In addition, we compete with emerging companies, primarily in the BFY product segment, some of which may provide innovative or trendier snack foods. In addition, many of these emerging companies receive investment from private equity, venture capital or other investors, who may be willing to accept lower product margins or sustained losses by such competitors, while such competitors gain market share. If such emerging companies are able to attract a loyal consumer base through more innovative or trendier snack foods or offer their snack food products at lower prices than us, our market share and results of operations may be materially and adversely affected.

Substantial advertising and promotional expenditures may also be required to maintain or improve our brands’ market position or to introduce a new product to the market, and participants in our industry have been engaging with new media, including consumer outreach through social media and web-based channels. Advertising and promotional expenditures may be ineffective if consumers prioritize price over other factors and purchase lower-cost alternatives, such as private label, generic or store branded products. Our ability to compete may also be dependent on the availability of product category-appropriate snack aisles at our retail customers’ locations and whether our products are placed in the appropriate snack aisle, such as the BFY snack food aisle or in the traditional snack food aisle. An increasing focus on BFY products and other specialty products in the marketplace will likely increase these competitive pressures within the category in future periods.

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

Changes in retail distribution arrangements can result in the loss of retail shelf space and disrupt sales of food products, causing our sales to fall.

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

Our DTW delivery network system relies on a significant number of brokers, wholesalers and logistics companies. Such reliance could affect our ability to effectively and profitably distribute and market products, maintain existing markets and expand business into other geographic markets.

Our DTW network system relies on a significant number of brokers, wholesalers and logistics companies to deliver our products to approximately 1,487 retailer distribution centers as of the end of our 2022 fiscal year. The ability to maintain a DTW system depends on a number of factors, many of which are outside of our control. Some of these factors include: (i) the level of demand for the brands and products which are available in a particular area surrounding a retailer distribution center; (ii) the ability to price products at levels competitive with those offered by competing producers and at prices that consumers will purchase our products; and (iii) our ability and the ability of third-party logistics companies to deliver products in the quantity and at the time ordered by brokers, wholesalers and retail customers. We may not be able to mitigate the risks related to all or any of these factors in any of our current or prospective geographic areas. To the extent that any of these factors have an adverse effect on our relationships with our brokers, wholesalers or third-party logistics companies, thus limiting maintenance and expansion of the sales market, our revenue and financial results may be adversely impacted.

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

Our DSD network system and regional third-party distributor network relies on a significant number of independent operators and third-party distributors, and such reliance could affect our ability to effectively and profitably distribute and market products, maintain existing markets and expand business into other geographic markets.

Our DSD network and regional third-party distributor network rely on approximately 2,000 IOs and third-party distributors covering approximately 623 DSD-style routes, in addition to our 140 RSPs, as of the end of our 2022 fiscal year for the distribution and sale of our branded products and some private label products. In order to purchase from us an exclusive right to deliver our products to retail customers in a specific territory, IOs and third-party distributors must make a commitment of capital or obtain financing to purchase such rights and other equipment to conduct their business. Certain financing arrangements, through third-party lending institutions, are made available to IOs and require us to repurchase the rights granted to an IO in the event the IO defaults on its loan; we are then required to collect any shortfall from the IO, to the extent possible. The inability of the IOs to make timely payments on their financing arrangements could require us to make payments on such financing arrangements pursuant to any guarantee agreements we have in place with such IOs’ third-party lenders. If we are required to make payments under such guarantees upon default by our IOs of a significant amount under their financing arrangements, the aggregate amount of such payments, could have an adverse effect on our financial results.

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

Identifying new IOs and third-party distributors can be time-consuming, and any resulting delay may be disruptive and costly to the business. There also is no assurance that we will be able to maintain current distribution relationships or establish and maintain successful relationships with IOs or third-party distributors in new geographic distribution areas. There is the possibility that we will have to incur significant expenses to attract and maintain IOs and third-party distributors in one or more geographic distribution areas. The occurrence of any of these factors could result in increased expense or a significant decrease in sales volume through the DSD network and regional third-party distributor network and harm our business and financial results.

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

Many aspects of our business have been, and may continue to be, directly affected by volatile commodity costs and other market inflationary pressures. Our input costs increased significantly in fiscal year 2021 and fiscal year 2022, and we expect input cost inflation to continue in fiscal year 2023.

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

Our results could be adversely impacted as a result of increased labor and associate-related expenses.

Inflationary pressures and any shortages in the labor market could increase labor costs, which could have a material adverse effect on our consolidated operating results or financial condition. Our labor costs include the cost of providing associate benefits, including health and welfare, and severance benefits. The annual costs of benefits vary with increased costs of health care and the outcome of, in certain locations, collectively-bargained wage and benefit agreements.

Various federal and state labor laws govern our relationships with our associates and affect operating costs. These laws include associate classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, safety standards, payroll taxes, citizenship requirements and other wage and benefit requirements for associates classified as non-exempt. Significant additional government regulations could materially and adversely affect our business, financial condition and operating results.

A continued shortage of qualified labor could negatively affect our business and materially reduce earnings.

We have experienced shortages of qualified labor across our operations. Participants in our supply chain have also experienced shortages of qualified labor. The future success of our operations, including the achievement of our strategic objectives, depends on our ability, and the ability of third parties on which we rely to supply and to deliver our products, to identify, recruit, develop and retain qualified and talented individuals. As a result, any shortage of qualified labor could significantly and adversely affect our business. Associate recruitment, development and retention efforts that we or such third parties undertake may not be successful, which could result in a shortage of qualified individuals in future periods. Any such shortage could decrease our ability to effectively produce and deliver our products to our customers and consumers, and to achieve our strategic objectives. Such a shortage would also likely lead to higher wages for associates (or higher costs to purchase the services of such third parties) and a corresponding reduction in our results of operations. In the current operating environment, we are experiencing a shortage of qualified labor in certain geographies, particularly hourly workers, resulting in increased costs from certain temporary wage actions, such as hiring and referral and retention bonus program. A continuation of such shortages for a prolonged period of time could have a material adverse effect on our results of operations.

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

Pandemics, epidemics or other disease outbreaks may change or disrupt consumption and trade patterns, supply chains, and production processes, which could materially affect our operations and results of operations.

Pandemics, epidemics or other disease outbreaks could significantly change consumption patterns for our products. These changes could force us to rapidly adapt to those new patterns, and, if we do not, our business could be materially and adversely affected. Additionally, pandemics, epidemics or other disease outbreaks, may depress or otherwise impact demand for our products because quarantines may inhibit consumption or as the result of other factors. Restrictions on public gatherings or interactions may also limit the opportunity for our customers and consumers to purchase our products, especially in certain of our sales channels, such as food service. Any economic downturn caused by any pandemic, epidemic or other disease outbreak may also cause substantial changes in consumer behavior, some of which we may not be able to predict with certainty, including:

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

Labor costs, commodity costs and logistical costs are increasing in the current economic climate, which has adversely affected our business operations and results of operations and may continue to do so in the future. Our efforts to raise prices may not be successful at offsetting these cost increases and may have other adverse effects.

We have experienced operational challenges to our production facilities and logistics networks, shortage of labor and impacts from increases in prices of packaging materials and commodities, all of which are increasing costs company-wide.
In response to these inflationary costs, we have instituted price increases for our products. We cannot assure you that these price increases will be accepted by our customers without significant loss of sales, and we cannot guarantee that the price increases will sufficiently offset the inflationary pressures. If compressed gross profits continue or if we experience a loss of sales due to price increases, we may not be able to undertake future initiatives to drive growth.

Our financial position may be adversely affected by an unexpected event carrying an insurance obligation for which we have inadequate coverage.

We are primarily self-insured, up to certain limits, for associate group health claims. We purchase stop-loss insurance, which will reimburse us for individual and aggregate claims in excess of certain annual established limits. We are also primarily self-insured through large deductible insurance plans for automobile, general liability and workers’ compensation. We have utilized a number of different insurance vehicles and programs for these insurable risks and recognizes expenses and reserves in accordance with the provisions of each insurance vehicle/program. We believe that our insurance coverage is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, should they occur, could have a material adverse effect on our business, financial condition or results of operations. In addition, the cost of insurance fluctuates based upon our historical trends, market conditions, and availability.

We estimate the liabilities and required reserves associated with the risks we retain. Any such estimate or actuarial projection of losses is subject to a considerable degree of variability. Among the causes of this variability are changes in benefit levels, medical fee schedules, medical utilization guidelines, severity of injuries and accidents, vocation, rehabilitation and apportionment and unpredictable external factors affecting inflation rates, discount rates, rising healthcare costs, litigation trends, legal interpretations, benefit level changes, actual claim settlement patterns, and pandemics, epidemics and other disease outbreaks. If actual losses incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. If we suffer a substantial loss that exceeds our self-insurance reserves, and any excess insurance coverage, the loss and attendant expenses could harm our business, financial condition, or results of operations. We have purchased stop-loss coverage from third parties for certain associate healthcare plans, which limits our exposure above the amounts we have self-insured.

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
•Employment and labor laws, including laws regulating associate or independent contractor classification;
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

As a food manufacturing company, all of our products must be compliant with regulations by various governmental authorities, the laws of the various states and localities where we operate and sell products, and a number of our products rely on independent certifications from regulatory agencies to label our products adequately and in compliance with laws and regulations. Any non-compliance with regulations or certification could harm our business.

We must comply with various FDA, FTC and USDA rules and regulations and the various state and localities where we operate and sell products (“Local Laws”), including those regarding product manufacturing, food safety, required testing and appropriate labeling of our products. It is possible that FDA, FTC and USDA regulations thereof may change over time. As such, there is a risk that our products could become non-compliant with the applicable regulations and any such non-compliance could harm our business. In addition, we rely on independent certification of our non-genetically modified organisms (“GMO”), organic, gluten-free and Kosher products and must comply with the requirements of independent organizations or certification authorities in order to label our products as such. Currently, the FDA does not directly regulate the labeling of Kosher or non-GMO products as such. The FDA has defined the term “gluten-free” and we must comply with the FDA’s definition if we include this label on our products. Our products could lose their non-GMO and gluten-free certifications if our raw material suppliers lose their product certifications for those specified claims. We could also lose our Kosher product certification if our production facility or a contract manufacturing plant is found to be in violation of required manufacturing or cleaning processes. The loss of any of these independent certifications, including for reasons outside of our control, could harm our business.

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

Our ability to ensure a continuing supply of ingredients at competitive prices depends on many factors beyond our control, such as climate conditions, increased demand for ingredients by our competitors, changes in national and world economic conditions, currency fluctuations and forecasting adequate need of seasonal ingredients.

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

In addition, even when acquisitions are completed, integration of acquired entities and business lines can involve significant difficulties, such as failure to achieve financial or operating objectives with respect to an acquisition, strain on our personnel, systems and operational and managerial controls and procedures, the need to modify systems or to add management resources, difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies, amortization of acquired assets (which would reduce future reported earnings), possible adverse short-term effects on cash flows or operating results, diversion of management’s attention from the operations of our business, integrating personnel with diverse backgrounds and organizational cultures, coordinating sales and marketing functions and failure to obtain and retain key personnel of an acquired business. Failure to manage these acquisition growth risks could have an adverse effect on us.

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

Our ability to be successful is also dependent upon the efforts of the board of directors of the Company Board and key personnel to oversee and operate a public company. We cannot assure you that the Company Board and our key personnel will be effective or successful or remain with us. In addition to the other challenges they will face, such individuals may be unfamiliar with certain requirements of operating a public company, which could cause our management to expend time and resources becoming familiar with such requirements.

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

Some of our associates are covered by collective bargaining agreements, and other associates may seek to be covered by collective bargaining agreements. Strikes or work stoppages or other business interruptions could occur if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms or if we are unable to otherwise manage changes in, or that affect, our workforce, which could impair manufacturing and distribution of our products or result in a loss of sales, which could adversely impact our business, financial condition or results of operations. The terms and conditions of existing, renegotiated or new collective bargaining agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy.

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

The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities, and the net carrying value of other intangibles represents the fair value of trademarks, customer relationships, route intangibles and other acquired intangibles. Pursuant to U.S. generally accepted accounting principles (“GAAP”), we are required to perform impairment tests on our goodwill and indefinite-lived intangible assets annually, or at any time when events occur, which could impact the value of our reporting unit or our indefinite-lived intangibles. These values depend on a variety of factors, including the success of our business, market conditions, earnings growth and expected cash flows. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital or lower than expected sales and profit growth rates. In addition, if we see the need to consolidate certain brands, we could experience impairment of our trademark intangible assets. There were no adjustments for impairments recorded in fiscal years 2022, 2021 or 2020, apart from an impairment related to our termination of a master distribution right of approximately $2.0 million in fiscal 2022. Significant and unanticipated changes in our business could require additional non-cash charges for impairment in a future period which may significantly affect our financial results in the period of such charge.

Disruptions in the worldwide economy may materially and adversely affect our business, financial condition and results of operations.

Adverse and uncertain economic conditions may affect distributor, retailer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, contract manufacturers, distributors, retailers, consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns, making it more difficult to sell our premium products. Due to the relative costs of our products, during economic downturns, it may be more difficult to convince consumers to switch to or continue to use our brands or convince new users to choose our brands without expensive sampling programs and price promotions. In particular, consumers may reduce their purchases of products without GMOs, gluten or preservatives when there are conventional offerings of similar products, which generally have lower retail prices. In addition, consumers may choose to purchase private-label products rather than branded products because they are generally less expensive. Shifts in consumer spending could result in increased pressure from competitors or customers that my require us to increase promotional spending or reduce the prices of some of our products, or limit our ability to increase or maintain prices, which could lower our revenue and profitability. Distributors and retailers may become more conservative in their ordering in response to these conditions and seek to reduce their inventories. Our results of operations depend on, among other things, our ability to maintain and increase sales volume with our existing distributors and retailers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

Instability in financial markets may also impact our ability, or increase the cost, to enter into new credit agreements in the future. Additionally, it may weaken the ability of our customers, suppliers, IOs, third- party distributors, banks, insurance companies and other business partners to perform their obligations in the normal course of business, which could expose us to losses or disrupt the supply of inputs we rely upon to conduct our business. If one or more of our key business partners fail to perform as expected or contracted for any reason, our business could be negatively impacted.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands. However, if consumers do not identify with our trademarks or other intellectual property rights, our brand may be significantly and adversely impaired.

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

While we believe that our trademarks and other intellectual property rights provide our business with significant value, we cannot make any assurances that consumers adequately identify with, or will continue to identify with, our trademarks and other intellectual property rights. If consumers do not identify with our trademarks and other intellectual property rights, our brand may be significantly and adversely impaired.

Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations.

Information technology is critically important to our business operations. We use information technology to manage all business processes including manufacturing, financial, logistics, sales, marketing and administrative functions. These processes collect, interpret and distribute business data and facilitate communication internally and externally with associates, suppliers, customers and others.

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

While we have previously been subject to cyber-attacks and other security breaches, these incidents did not have a significant impact on our business operations. We believe our security technology tools and processes provide adequate measures of protection against security breaches and reduce cybersecurity risks. Nevertheless, despite continued vigilance in these areas, disruptions in or failures of information technology systems are possible and could have a negative impact on our operations or business reputation. Failure of our systems, including failures due to cyber-attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and could have negative consequences to our company, our associates and those with whom we do business. This in turn could have a negative impact on our financial condition and results of operations. In addition, the cost to remediate any damages to our information technology systems suffered as a result of a cyber-attack could be significant.

Improper use or misuse of social media may have an adverse effect on our business and financial results.

In recent years we have expanded our consumer outreach and communications through use of various social media platforms. However, misuse of social media platforms by individuals, customers, consumers, competitors, or associates may result in unfavorable media attention which could negatively affect our business. Further, our competitors are increasingly using social media platforms to market and advertise products. If we are unable to adequately develop and deploy social media accounts on such platforms it could adversely affect our financial results.

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

As with other companies engaged in similar businesses, the nature of our operations exposes us to the risk of liabilities and claims with respect to environmental matters, including those relating to the disposal and release of hazardous substances. Furthermore, our operations are governed by laws and regulations relating to workplace safety and worker health, which, among other things, regulate associate exposure to hazardous chemicals in the workplace. Any material costs incurred in connection with such liabilities or claims could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to increasing focus on Environmental, Social and Governance (“ESG”) issues, including those related to climate change, and any perceived failure by us to meet ESG initiatives may negatively impact our business.

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

Our debt instruments require us to comply with certain covenants before engaging in certain activities and terms which may limit our ability to enter into new acquisitions, licenses, mergers, and to take on new debt and sell assets. The terms of our debt instruments could adversely affect our operations and limit our ability to plan for or respond to changes in our business. These and other terms in the debt instruments have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe will be beneficial to our business. If we are unable to comply with covenants in the agreements, commitments by the lenders thereunder may be terminated and the repayment of our indebtedness may be accelerated.

In addition, certain of our debt instruments are secured by a portfolio of 17 of our real estate assets, representing a majority of our real estate assets, including manufacturing plants, warehouses, and offices. In the event the secured party exercises its remedies with respect to our real estate assets, we could suffer material and adverse effects on our business, assets and results of operations.

Changes in interest rates may adversely affect our earnings and/or cash flows.

As of January 1, 2023, we had borrowed an aggregate of $867.4 million subject to variable interest rate terms. In the future, we may have additional debt outstanding with exposure to interest rate risk. As a result, we may be adversely impacted by rising interest rates. Also, at January 1, 2023, we held derivative instruments whose market values are subject to changes in the Secured Overnight Financing Rate (“SOFR”) rate. These derivative instruments have resulted, and may continue to result, in volatility in our financial results due to interest rate fluctuations.

The U.K. Financial Conduct Authority, which regulates LIBOR, discontinued certain tenors of LIBOR in 2021 and intends to phase out the remaining tenors of LIBOR by June 30, 2023. The transition from LIBOR to other benchmarks has been the subject of private sector and governmental activity. During fiscal year 2022, we amended our credit agreement to change the reference interest rate applicable to revolving loan borrowings in U.S. dollars from LIBOR to a rate based on the adjusted term SOFR rate (as defined in each of our loan agreements).

It is unclear if alternative rates or benchmarks, such as SOFR, will be widely adopted, and this uncertainty may impact the liquidity of the SOFR loan markets. In addition, the transition from LIBOR could have a significant impact on the overall interest rate environment and on our borrowing costs. While we do not expect the transition from LIBOR and the risks related thereto to have a material adverse effect on us, it remains uncertain at this time.

Increases in income tax rates, changes in income tax laws or disagreements with tax authorities can adversely affect our business, financial condition or results of operations.

Increases in income tax rates or other changes in income tax laws in the United States or any particular jurisdiction in which we operate can reduce our after-tax income from such jurisdiction and adversely affect our business, financial condition or results of operations. An increase in tax rates would also cause a corresponding increase in the Company’s Tax Receivable Agreement (“TRA”) liability as the Company is obligated to share 85% of the cash tax savings that are attributable to its increased tax basis in the UBH partnership assets per the Business Combination, future exchanges of UBH units for UBI stock by the Continuing Members, and annual TRA Payments, as well as the tax basis step-up that occurred in connection with the acquisition of Kennedy Endeavors, LLC (“Kennedy”), the DSD snacks business of Conagra Brands, Inc. (the “Kennedy Acquisition”). Existing tax laws in the United States have been and could in the future be subject to significant change. For example, in December 2017, the Tax Cuts and Jobs Act (the “TCJ Act”), was signed into law in the United States. While our accounting for the recorded impact of the TCJ Act is deemed to be complete, these amounts are based on prevailing regulations and currently available information, and additional guidance issued by the Internal Revenue Service (“IRS”), may continue to impact our recorded amounts in future periods. Additional changes in the United States tax regime, including changes in how existing tax laws are interpreted or enforced, can adversely affect our business, financial condition or results of operations.

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

We had 80,882,334 shares of Class A Common Stock outstanding as of January 1, 2023, many of which may be freely resold by the holder of such shares or which have been registered by us for resale on a registration statement.

We have also registered up to 9,500,000 shares of Class A Common Stock that we may issue under the Utz Brands, Inc. 2020 Omnibus Equity Incentive Plan (as amended, the “2020 Plan”), 1,500,000 shares of Class A Common Stock that we may issue under the Utz Brands, Inc. 2021 Employee Stock Purchase Plan, and 1,557,941 shares of Class A Common Stock that we may issue under the Utz Quality Foods, LLC 2020 Long-Term Incentive Plan. To the extent such shares have vested or vest in the future (and settle into shares, in the case of restricted stock units), they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

In addition, we have granted certain registration rights in respect of shares of Class A Common Stock that are obtainable in exchange for common units of UBH held by the Continuing Members.

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

We are a holding company and our only material asset is our interest in UBH, and we are accordingly dependent upon distributions made by our subsidiaries to pay taxes, make payments under the TRA and pay dividends.

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

At the closing of the Business Combination, the Continuing Members sold Common Company Units for the cash consideration in the Business Combination and may in the future exchange their Common Company Units, together with the surrender and cancellation of an equal number of shares of Class V Common Stock, for shares of our Class A Common Stock (or cash) pursuant to the Third Amended and Restated Limited Liability Company Agreement, subject to certain conditions and transfer restrictions as set forth therein and in the Investor Rights Agreement dated August 28, 2020 (the “Investor Rights Agreement”), entered into between the Company, the Continuing Members, Collier Creek partners LLC, the sponsor of CCH (the “Sponsor”), the Founder Holders, Collier Creek's independent directors (together with the Sponsor and the Founder Holders, the “Sponsor Parties”) and the representative of the Sponsor (the “Sponsor Representative”) in connection with the Closing of the Business Combination. In addition, we purchased common units and preferred units in the Continuing Members from third-party members, and the Continuing Members redeemed such units from us. These sales, purchases, redemptions and exchanges resulted in increases in our allocable share of the tax basis of the tangible and intangible assets of UBH. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future had such sales and exchanges never occurred.

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

The Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other associates.

The Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, other associates, agents or stockholders to us or our stockholders, or any claim for aiding and abetting such alleged breach, (iii) any action asserting a claim against us or any of our current or former directors, officers, other associates, agents or stockholders (a) arising pursuant to any provision of the DGCL, the Certificate of Incorporation (as it may be amended or restated) or the Bylaws or (b) as to which the DGCL confers jurisdiction on the Delaware Court of Chancery or (iv) any action asserting a claim against us or any of our current or former directors, officers, other associates, agents or stockholders governed by the internal affairs doctrine of the law of the State of Delaware shall, as to any action in the foregoing clauses (i) through (iv), to the fullest extent permitted by law, be solely and exclusively brought in the Delaware Court of Chancery; provided, however, that the foregoing shall not apply to any claim (a) as to which the Delaware Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Delaware Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Delaware Court of Chancery, or (c) arising under federal securities laws, including the Securities Act of 1933 (the “Securities Act”) as to which the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum. Notwithstanding the foregoing, the provisions of Article XII of the Certificate of Incorporation will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum.

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

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, stockholders, agents or other associates, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Certificate of Incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Certain of our significant stockholders and Utz Brands Holdings members whose interests may differ from those of our other stockholders will have the ability to significantly influence our business and management.

Pursuant to the Investor Rights Agreement that we entered into with the Sponsor (as amended, the “Investor Rights Agreement”), certain founder members of the Sponsor and their family members (the “Founder Holders”), the Sponsor Representative, the Continuing Members and the independent directors of CCH at the closing of the Business Combination in connection with the Business Combination, we agreed to nominate five designees by each of the Sponsor and the Continuing Members, respectively, to serve on the Company Board for so long as each of them and their respective affiliates and specified family members beneficially own certain specified percentages of certain economic interests in us and UBH held as of the closing of the Business Combination, without duplication. Further, under the Investor Rights Agreement, since the Board increased the number of directors above ten, so long as the Founders Holders or Continuing Members own at least 75% of the economic interest in us that were held by such party immediately following the Business Combination (a “Qualified Party”), at least one representative of such Qualified Party serving on the Company Board must approve each action of the Company Board. Accordingly, the Continuing Members and the successors to the Sponsor will be able to significantly influence the approval of actions requiring Company Board approval through their voting power. Such stockholders will retain significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, the Continuing Members and the successors to the Sponsor could influence whether acquisitions, dispositions and other change of control transactions are approved. Additionally, for so long as the Continuing Members hold at least 50% of the economic interests held in us and UBH as of Closing (without duplication) they will have consent rights over certain material transactions with respect to us and our subsidiaries, including UBH.

The Certificate of Incorporation does not limit the ability of the successors to the Sponsor to compete with us, and any competitive behavior by the Sponsor could negatively impact our business.

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

As a privately held company, UBH was not subject to Section 404 of the Sarbanes-Oxley Act. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Because we are no longer deemed to be an emerging growth company, we are required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, we are required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The development of the internal control system to achieve compliance with the Sarbanes-Oxley Act may impose obligations on us. In fiscal year 2021, we identified and subsequently remediated a material weakness in our internal control over financial reporting; however, in the future if we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be seriously harmed.

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

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2022 fiscal year and that remain unresolved.

Item 2. Properties

Our corporate headquarters is located at 900 High Street, Hanover, Pennsylvania 17331. We own the property for this corporate office, which includes approximately 44,000 square feet of corporate office space adjacent to one of our manufacturing facilities. In addition, we own other corporate office spaces in Hanover, Pennsylvania, including 1040 High Street with 16,000 square feet of office space, 240 Kindig Lane with 8,000 square feet of office space, and 350 Kindig Lane with 6,000 square feet of office space.

We operate 16 principal manufacturing sites located in Algona, Washington; Goodyear, Arizona; Bluffton, Indiana; Fitchburg, Massachusetts; Wilkes-Barre, Pennsylvania; Lititz, Pennsylvania; Hanover, Pennsylvania; Berlin, Pennsylvania; Birmingham, Alabama; Grand Rapids, Michigan; Lincolnton, North Carolina; Kings Mountain, North Carolina; and Las Vegas, Nevada.

We also operate 23 owned warehousing and distribution centers across the United States. These facilities supplement the warehousing and distribution capabilities co-located at our manufacturing facilities to ensure cost efficient delivery and timely access to products by our customers and DSD distributors. In total, we own approximately 39 properties in the United States that include manufacturing locations, warehouses, and office locations.

We lease approximately 161 properties in the United States, which include warehouse locations, offices and small storage bins. We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs. Though we believe that our facilities are sufficient to meet our current needs, we believe that suitable additional space will be available as and when needed to maintain and support our ongoing business needs.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock is traded on NYSE under the symbol “UTZ”. As of February 27, 2023, the closing price for our Class A Common Stock was $16.74.

Market price information regarding our Class V Common Stock and Common Company Units is not provided because there is no public market for our Class V Common Stock or our Common Company Units. Subject to certain timing restrictions, a Common Company Unit can be exchanged, together with the forfeiture of a share of Class V Common Stock, for a share of Class A Common Stock.

Holders

As of January 1, 2023, there were 27 holders of record of our Class A Common Stock and two holders of record of our Class V Common Stock. The number of record holders does not include beneficial owners of our securities whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

Our Board of Directors has adopted a dividend policy, pursuant to which we will make quarterly dividends on the Class A Common Stock, to the extent our Company Board determines that we have available cash, available borrowings and other funds legally available therefor, taking into account the retention of any amounts necessary to satisfy our obligations that will not be reimbursed by UBH, taxes and obligations under the TRA, and any restrictions contained in any applicable bank financing agreement by which we or our subsidiaries are bound. We declared $17.6 million in cash dividends on our Class A Common Stock in 2022 and $15.7 million in 2021. The annual dividend rate on our Common Stock in 2022 was $0.219 per share. For 2023, our Company Board expects to declare and pay a dividend on the outstanding shares of Class A Common Stock in an aggregate amount of no less than $0.228 per share of Class A Common Stock, per annum.

Notwithstanding the foregoing, we will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. We are a holding company without any direct operations and have no significant assets other than our ownership interest in UBH. Accordingly, our ability to pay dividends depends upon the financial condition, liquidity and results of operations of, and our receipt of dividends, loans or other funds from, our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to make funds available to us. In addition, there are various statutory, regulatory and contractual limitations and business considerations on the extent, if any, to which our subsidiaries may pay dividends, make loans or otherwise provide funds to us. For example, the ability of our subsidiaries to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by the terms of the agreements governing our outstanding indebtedness. The declaration and payment of dividends is also at the discretion of our Company Board and depends on various factors including our results of operations, financial condition, cash requirements, prospects and other factors deemed relevant by our Company Board.

In addition, under Delaware law, our Company Board may declare dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then-current and/or immediately preceding fiscal year.

Performance

The following graph compares the total shareholder return from November 26, 2018, the date on which our Class A common shares commenced trading on the NYSE, through January 1, 2023, of (i) our Class A Common Stock, (ii) the Standard and Poor's 500 Stock Index (“S&P 500 Index”) and (iii) the Standard and Poor’s ("S&P") 1500 Packaged Foods & Meats Index. The stock performance graph and table assume an initial investment of $100 on November 26, 2018, and that all dividends of the S&P 500 Index and S&P 1500 Packaged Food & Meats Index, were reinvested. The performance graph and table are not intended to be indicative of future performance. The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Comparison of Cumulative Return*
$250.00
$200.00
$150.00
$100.00
$50.00
11/26/18
12/30/18
12/29/19
08/28/20
01/03/21
07/04/21
01/02/22
07/03/22
01/01/23
Utz Brands, Inc
S&P 500 Index
S&P 1500 Packaged Foods & Meats Index

*Assumes $100 was invested on November 26, 2018, the day on which our Class A Common Stock commenced trading on the NYSE under the ticker symbol CCH. Prior to our domestication to a Delaware corporation in connection with the Business Combination on August 28, 2020, these shares were referred to as Class A Ordinary Shares. Subsequent to the Business Combination, our Class A Common Stock was traded under the ticker symbol UTZ on the NYSE.

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
Our fiscal year end is the Sunday closest to December 31. Our fiscal year 2020 ended January 3, 2021 and was a fifty-three-week fiscal year, our fiscal year 2021 ended January 2, 2022 and was a fifty-two-week fiscal year, and our fiscal year 2022 ended January 1, 2023 and was a fifty-two-week fiscal year. Our fiscal quarters are comprised of thirteen weeks each, except for fifty-three-week fiscal periods for which the fourth quarter is comprised of fourteen weeks, and end on the thirteenth Sunday of each quarter (fourteenth Sunday of the fourth quarter, when applicable).
Overview
We are a leading United States manufacturer of branded salty snacks. We produce a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, veggie snacks, pork skins, pub/party mixes, and other snacks. Our iconic portfolio of authentic, craft, and BFY brands, includes Utz®, ON THE BORDER®, Zapp’s®, Golden Flake®, Good Health®, Boulder Canyon®, Hawaiian® Brand, and TORTIYAHS!®, among others, and enjoy strong household penetration in the United States, where our products can be found in approximately 48% of U.S. households. We operate 16 manufacturing facilities with a broad range of capabilities, and our products are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors, and approximately 2,100 direct-store-delivery (“DSD”) routes. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2022 retail sales, we are the second-largest producer of branded salty snacks in Alabama, Connecticut, Delaware, Louisiana, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia, West Virginia, Washington, and Washington D.C., where we have acquired strong regional brands and distribution capabilities in recent years.

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
Long-Term Demographics, Consumer Trends, and Demand – We participate in the attractive and growing $35 billion U.S. salty snacks category, within the broader $118 billion market for U.S. snack foods as of January 1, 2023. The salty snacks category has grown retail sales at an approximate 9.2% compound annual growth rate (“CAGR”) during 2019 through 2022, with a major spike in 2020 driven by consumption following the outbreak of the novel coronavirus ("COVID-19") and again in 2022 driven by inflation. In the last few years snacking occasions have been on the rise as consumers increasingly seek out convenient, delicious snacks for both on-the-go and at-home lifestyles. According to data from the Mintel’s 2022 Snacking Motivation and Attitudes study, approximately 95% of the U.S. population snacks daily and IRI 2022 Seesaw State of U.S. Snacking study reports that the average American snacks 2.7 times per day. Additionally, the salty snacks category has historically benefited from favorable competitive dynamics, including low private label penetration and category leaders competing primarily through marketing and innovation. We expect these consumer and category trends to continue to drive strong retail sales growth for salty snacks.

For the 52 weeks ended January 1, 2023, U.S. retail sales for salty snacks based on IRI data increased by 15.8% versus the comparable prior year period while our retail sales increased by 16.6% in the same period. The 2 year CAGR during 2021 and 2022 was 11.0% for U.S. retail sales of salty snacks, during which time our retail sales increased by 8.8%.
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
Operating Costs – Our operating costs include raw materials, labor, manufacturing overhead, selling, distribution, and administrative expenses. We manage these expenses through annual cost saving and productivity initiatives, sourcing and hedging programs, pricing actions, refinancing and tax optimization. Additionally, we maintain ongoing efforts led by our project management office (“PMO”), to expand our profitability, including implementing significant reductions to our operating cost structure in both supply chain and overhead costs.

Taxes – On March 27, 2020, The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted which includes various tax provisions with retroactive effect. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are effective retroactively for years ending before the date of enactment. We deferred $7.8 million of payroll tax deposits per the CARES Act. The deferred payroll taxes must be deposited in two installments, with the first installment of $3.9 million paid as of December 31, 2021, and the remaining $3.9 million was paid shortly after fiscal year 2022. We continue to evaluate the impact of the CARES Act; however, we believe it is unlikely to have a material effect on our consolidated financial position, results of operations, and cash flow.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implemented a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The Company continues to evaluate the impact of the Inflation Reduction Act; however, we believe it is unlikely to have a material effect on our consolidated financial position, results of operations, and cash flow.

Financing Costs – We regularly evaluate our variable and fixed-rate debt. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the fiscal year ended January 1, 2023 was 4.6%, up from 3.5% in fiscal year 2021. We have used interest rate swaps to manage our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 8. "Long-Term Debt" and Note 9. "Derivative Financial Instruments and Purchase Commitments" to our audited consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K (our "Audited Financial Statements") for additional information on debt, derivative and purchase commitment activity.
LIBOR Transition – On November 30, 2020, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation issued a public statement that the administrator of the London Inter Bank Offered Rate (“LIBOR”) announced it will consult on an extension of publication of certain U.S. Dollar LIBOR tenors until June 30, 2023, which would allow additional legacy USD LIBOR contracts to mature before the succession of LIBOR. As of January 1, 2023, we had $867.4 million in variable rate indebtedness, up from $823.2 million at January 2, 2022. During most of 2022, our variable rate indebtedness was tied to the Eurocurrency Rate which currently uses LIBOR as a benchmark for establishing applicable rates. As part of the Company's response to reference rate reform, in September 2022 the Company amended the asset based revolving credit facility (the “ABL facility”), Term Loan B, and our interest rate swap agreement from a LIBOR benchmark to the Term SOFR Screen Rate (‘SOFR”). If interest rates applicable to our variable interest indebtedness increase, our interest expense will also increase, which could make it difficult for us to make interest payments and fund other fixed costs and, in turn, adversely impact our cash flow available for general corporate purposes. As of January 1, 2023 we have entered into interest rate hedges covering $588.1 million of debt, of which, $500.0 million is covered through September 30, 2026 and a hedge that covers the principle balance of the Real Estate Term Loan through September 2032. Our interest rate hedge strategy has limited some of our exposure to changes in interest rates.

COVID-19 – In March 2020, the World Health Organization declared that COVID-19 constituted a “Public Health Emergency of International Concern” and later characterized it as a “pandemic”. In response, we took necessary preventive actions and continue to implement safety measures to protect our associates who are working on and off site. The same time period, March 2020, also marked the beginning of COVID-19’s impact on the consumption, distribution and production of our products. Demand for product increased significantly for several weeks in late March and into April 2020 as customers “pantry-loaded” in response to “shelter-in-place” measures that were enacted in many markets. During this time, we picked up a significant number of new customers and have experienced a high level of repeat customers within fiscal year 2021 and through fiscal year 2022. We will continue to monitor customer and consumer activity and adapt our plans as necessary to best service the business.
Recent Developments and Significant Items Affecting Comparability

Acquisitions and Vertical Integration

On February 8, 2021, the Company closed on a definitive agreement with Snak-King Corp. to acquire certain assets of the C.J. Vitner's business, a leading brand of salty snacks in the Chicago, Illinois area. The acquisition increases our distribution in the Chicago area and Midwest Region and expands our product offering. The Company paid the aggregate cash purchase price of approximately $25.2 million which was funded from current cash-on-hand.

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

On November 2, 2021, the Company announced that its subsidiaries, entered into a definitive agreement to acquire R.W. Garcia Holdings, LLC and its' wholly-owned subsidiary R.W. Garcia Co., Inc. ("RW Garcia") to acquire the equity of RW Garcia., an artisan maker of high-quality organic tortilla chips, crackers, and corn chips (RW Garcia acquisition"). The Company closed on the RW Garcia acquisition on December 6, 2021, with the purchase price of approximately $57.9 million funded in part from a draw on the Company's line of credit and cash on hand. In addition to the RW Garcia acquisition on December 6, 2021, the Company closed on an acquisition of a manufacturing facility of which RW Garcia was a tenant. The cost of the manufacturing facility was approximately $6.0 million.
During fiscal year 2022, the Company focused on increasing manufacturing and streamlining distribution. In April 2022, the Company purchased a brand new, recently completed snack food manufacturing facility in Kings Mountain, North Carolina from Evans Food Group Ltd. d/b/a Benestar Brands and related affiliates. The Company paid the full cash purchase price of $38.4 million at the closing and concurrently with the facility purchase, the Company sold 2.1 million shares of the Company’s Class A Common Stock for $28.0 million, to affiliates of Benestar in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933. During fiscal year 2022, the Company bought out and terminated the contracts of multiple distributors who had previously been providing services to the Company. These transactions were accounted for as contract terminations and asset purchases and resulted in expense of $23.0 million for the 52-week period ended January 1, 2023.
Commodity Trends
We regularly monitor worldwide supply and commodity costs so we can cost-effectively secure ingredients, packaging and fuel required for production. A number of external factors such as weather, which may be impacted in unanticipated ways due to climate change, commodity market conditions, and the effects of governmental, agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address commodity costs primarily through the use of buying-forward, which locks in pricing for key materials between three and 18 months in advance. Other methods include hedging, net pricing adjustments to cover longer term cost inflation, and manufacturing and overhead cost control. Our hedging techniques, such as forward contracts, limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Toward the end of fiscal year 2020, we began to experience an increase in pricing in certain commodity trends that continued to rise throughout fiscal year 2021 and have continued to rise through fiscal year 2022. Continued cost increases in commodity trends may adversely impact our net income. Additionally, the Company has experienced rising costs related to fuel and freight rates as well as rising labor costs which have negatively impacted profitability. Transportation costs have been on the rise since early in 2021 and may continue to rise which may also adversely impact net income. The Company looks to offset rising costs through increasing manufacturing and distribution efficiencies as well as through price increases to our customers, although it is unclear whether historic customer sales levels will be maintained at these higher prices. Due to competitive or market conditions, planned trade or promotional incentives, or other factors, our pricing actions may also lag commodity cost changes.
While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. Market factors including supply and demand may result in higher costs of sourcing those materials.
Independent Operator Conversions
Our DSD distribution is executed via company-owned routes operated by RSPs, and third-party routes managed by IOs. We have used the IO and RSP models for more than a decade. In fiscal year 2017, we embarked on a multi-year strategy to convert all company-owned RSP routes to the IO model. The mix between IOs and RSP was approximately 93% and 7%, respectively, as of January 1, 2023 versus an 88% and 12% ratio for IOs and RSPs, respectively, as of January 2, 2022. We anticipate continuing to work to complete conversions of remaining RSPs in fiscal year 2023. The conversion process involves selling distribution rights to a defined route to an IO. As we convert a large number of routes in a year, there is a meaningful decrease in the selling, distribution and administrative costs that we previously incurred on RSPs and a corresponding increase in discounts paid to IOs to cover their costs to distribute our product. The net impact is a reduction in selling expenses and a decrease in net sales and gross profit. Conversions also impact our balance sheet resulting in cash proceeds to us as a result of selling the route to an IO, or by creating notes receivable related to the sale of the routes.

Controls and Procedures
Prior to the consummation of the Business Combination, we were not required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act and were therefore not required in connection with periods ended prior to the consummation of the Business Combination to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Since the consummation of the Business Combination, we are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which require our management to certify financial and other information in our quarterly and annual reports. We were required to provide an annual management report on the effectiveness of our internal control over financial reporting beginning with our annual report for the fiscal year ended January 3, 2021. Beginning with the fiscal year ended January 2, 2022 our independent registered public accounting firm was required to assess and attest to the effectiveness of our internal control over financial reporting.

Results of Operations
Overview
The following tables present selected financial data for the fiscal year ended January 1, 2023, fiscal year ended January 2, 2022.

We have prepared our discussion of the results of operations by comparing the results for the fiscal year ended January 1, 2023 to the results of operations for the fiscal year ended January 2, 2022. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, for discussion of the results of operations for the fiscal year ended January 2, 2022, compared to the combined successor fiscal period from August 29, 2020 through January 3, 2021 and the Predecessor period from December 30, 2019 through August 28, 2020, which is incorporated by reference herein.

	For the year ended January 1, 2023	For the year ended January 2, 2022
Net sales	$1,408,401	$1,180,713
Cost of goods sold	959,344	796,804
Gross profit	449,057	383,909

Selling, distribution and administrative expenses
Selling and distribution	294,061	249,352
Administrative	150,343	125,855
Total selling, distribution, and administrative expenses	444,404	375,207

Gain on sale of assets, net	691	1,864

Income (loss) from operations	5,344	10,566

Other (expense) income
Interest expense	(44,424)	(34,708)
Other income (expense)	400	3,551
Gain (loss) on remeasurement of warrant liability	720	36,675
Other (expense) income, net	(43,304)	5,518

(Loss) income before income taxes	(37,960)	16,084
Income tax (benefit) expense	(23,919)	8,086
Net (loss) income	(14,041)	7,998

Net loss attributable to noncontrolling interest	13,649	12,557
Net (loss) income attributable to controlling interest	$(392)	$20,555

52 week Year Ended January 1, 2023 versus 52 week Year Ended January 2, 2022
Net sales
Net sales were $1,408.4 million for the fiscal year ended January 1, 2023 and $1,180.7 million for the fiscal year ended January 2, 2022. Net sales for the fiscal year ended January 1, 2023 increased $227.7 million or 19.3% over the fiscal year 2021. The increase in net sales for the 52 weeks ended January 1, 2023 was primarily related to favorable price/mix of 13.9%, which was largely driven by pricing actions in the second half of fiscal year 2021 and throughout fiscal year 2022 as a response to inflationary pressures, as well as organic volume growth, distribution gains, and the full year sales benefit from the acquisitions of Vitner's, Festida Foods, and R.W. Garcia, partially offset by the Company's stock keeping units ("SKU") reduction as the Company continue to optimize product offerings.
IO discounts increased from $109.7 million for the fiscal year ended January 2, 2022 to $156.8 million for the corresponding year ended January 1, 2023. Excluding the impacts of acquisitions, which contributed $58.4 million to net sales, and increased IO discounts related to RSP to IO conversion, which reduced net sales by $14.2 million, organic net sales increased 15.5% for the fiscal year ended January 1, 2023 versus the fiscal year ended January 2, 2022.

Net sales are evaluated based on classification as Power and Foundation brands. Power brands include our iconic heritage Utz brand and iconic ON THE BORDER® brand; craft brands such as Zapp’s®, Golden Flake® Pork Skins, TORTIYAHS!, and Hawaiian®; BFY brands such as Good Health® and Boulder Canyon®; and select licensed brands such as TGI Fridays®. Our Foundation brands are comprised of several regional brands, including Bachman®, Golden Flake® Chips and Cheese, Tim’s Cascade® Snacks, Snyder of Berlin®, and "Dirty" Potato Chips®, R.W. Garcia®, as well as other partner and private label brands.
For the fiscal year ended January 1, 2023, excluding brands acquired through our Vitner's, Festida Foods, and R. W. Garcia acquisitions, Power brand sales increased by approximately 21.0%, while Foundation brand sales increased approximately 4.7% from 2021. The increase in Power brand sales is due primarily to favorable pricing actions, organic volume growth, and distribution gains, offset by continued IO conversions. Foundation brand sales increase was primarily driven by favorable pricing actions, partially offset by continued IO conversion and SKU rationalization.
Cost of goods sold and Gross profit
Gross profit was $449.1 million for the fiscal year ended January 1, 2023 and $383.9 million for the fiscal year ended January 2, 2022. Gross profit for the year ended January 1, 2023 increased $65.1 million or 17.0% over the comparable period in fiscal year 2021. The increase in gross profit for fiscal year 2022 was driven by organic volume growth, distribution gains, the gross profit contributions related to the acquisitions of Vitner's, Festida Foods, and R.W. Garcia, and the benefits of leveraging our existing infrastructure and available capacity while also improving efficiencies through productivity initiatives, including implementation of IBM, SKU rationalization, and full integration of our Enterprise Resource Planning ("ERP") system. In addition, pricing initiatives were put in place to help reduce the impact of continued commodity, transportation, and wage inflation. The fiscal year ended January 1, 2023 was benefited by $6.0 million recorded as a reduction of cost of goods sold related to proceeds received from a partial settlement of business interruption insurance, which reimbursed the Company for incremental expenses as the Company shifted production to other facilities, including co-manufacturers, due to a natural disaster that affected one of the Company's smaller manufacturing facilities.
Our gross profit margin was 31.9% for the fiscal year 2022 versus 32.5% for the combined fiscal year ended 2021. IO discounts increased from $109.7 million in fiscal year 2021 to $156.8 million in fiscal year 2022, $14.2 million of which was the result of continued route conversions to IOs and the remaining IO discount growth driven by volume and pricing actions. The IO conversions accounting for approximately 1.0% of the decline in gross profit margin. Apart from the IO discount impact, in fiscal year 2022 the Company improved margins over fiscal year 2021 as the Company continued pricing actions in response to the labor, freight, and commodity inflation that the Company experienced in fiscal years 2021 and 2022.

Selling, distribution and administrative expenses
Selling, distribution and administrative expenses were $444.4 million for the fiscal year ended January 1, 2023 and $375.2 million for the fiscal year ended January 2, 2022. Selling, distribution and administrative expenses for the fiscal year ended January 1, 2023 increased $69.2 million or 18.4% greater than the fiscal year ended January 2, 2022. The increased expenses in fiscal year 2022 was driven by increased distribution, and the acquired operations of the R.W. Garcia businesses, as well as, higher accruals for incentive compensation resulting from improved fiscal year 2022 performance as compared to fiscal year 2021, and increased investments in additional compensation for our associates, brands, selling infrastructure, and planning capabilities to support growth. These incremental costs were partially offset by the reductions of selling costs related to the continued conversion of Company-owned DSD routes from RSP to IO.

Gain on sale of assets
Gain on sale of assets was $0.7 million for the fiscal year ended January 1, 2023 and $1.9 million for the fiscal year ended January 2, 2022. The decrease in the gain on sale of assets of $1.2 million was primarily the result of a lower route conversions in 2022 offset by gains on disposals of equipment.
Other income (expense), net
Other income (expense), net was $(43.3) million for the fiscal year ended January 1, 2023 and $5.5 million for the fiscal year ended January 2, 2022. The primary change was driven by the valuation of the Company's warrants. In fiscal year 2022, the warrants resulted in a gain of $0.7 million versus a gain of $36.7 million for fiscal year 2021. In addition, interest expense was $(44.4) million for the fiscal year ended January 1, 2023 and $(34.7) million for the fiscal year ended January 2, 2022. The additional increase in interest expense is primarily attributable to the additional equipment loan and ABL facility draws, which were used in connection with the acquisition of R.W. Garcia, financing related to the Kings Mountain, North Carolina facility, and the buyout of multiple distributors, which were accounted for as contract terminations and asset purchases. Another significant driver increasing interest expense relates to an increase in interest rates, which impacted the portion of debt that the Company has not hedged.
Income taxes
Income taxes were a benefit of $23.9 million for the fiscal year ended January 1, 2023 and an expense of $8.1 million for the fiscal year ended January 2, 2022. The income tax benefit recognized for the year ended January 1, 2023 is largely driven by the removal of part of a portion of a valuation allowance, which partially offsets a deferred tax asset, which resulted in a $17.2 million income tax benefit. Please see Note 15. "Income Taxes" of our Audited Financial Statements for addition information.
Non-GAAP Financial Measures
We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in our underlying operating results and provides additional insight and transparency on how we evaluate the business. We use non-GAAP financial measures to budget, make operating and strategic decisions, and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. The adjustments generally fall within the categories of non-cash items, acquisition and integration costs, business transformation initiatives, and financing-related costs. We believe the non-GAAP measures should always be considered along with the related U.S. GAAP financial measures. We have provided the reconciliations between the U.S. GAAP and non-GAAP financial measures below, and we also discuss our underlying U.S. GAAP results throughout this discussion and analysis of our financial condition and results of operations.
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

The following table provides a reconciliation from Net Income (Loss) to EBITDA and Adjusted EBITDA for the fiscal year ended January 1, 2023 and the fiscal year ended January 2, 2022:

(dollars in millions)	For the year ended January 1, 2023	For the year ended January 2, 2022
Net (loss) income	$(14.0)	$8.0
Plus non-GAAP adjustments:
Income Tax (Benefit) Expense	(23.9)	8.1
Depreciation and Amortization	86.8	80.7
Interest Expense, Net	44.4	34.7
Interest Income (IO loans)(1)	(1.6)	(2.4)
EBITDA	91.7	129.1
Certain Non-Cash Adjustments(2)	11.3	11.6
Acquisition and Integration(3)	45.8	27.0
Business Transformation Initiatives(4)	22.1	24.5
Financing-Related Costs(5)	0.3	0.7
(Gain) loss on remeasurement of warrant liability(6)	(0.7)	(36.7)
Adjusted EBITDA	170.5	156.2
Adjusted EBITDA as a % of Net Sales	12.1%	13.2%
(1)Interest Income from IO Loans refers to Interest Income that we earn from IO notes receivable that have resulted from our initiatives to transition from RSP distribution to IO distribution. (“Business Transformation Initiatives”). There is a Notes Payable recorded that mirrors most IO notes receivable, and the interest expense associated with the Notes Payable is part of the Interest Expense, Net adjustment.
(2)Certain Non-Cash Adjustments are comprised primarily of the following:
Incentive programs – The Company incurred $8.8 million and $10.6 million of share-based compensation that was awarded to associates and directors for the fiscal year ended January 1, 2023 and the fiscal year ended January 2, 2022, respectively.
Asset Impairments and Write-Offs — For the fiscal year ended January 1, 2023, the Company recorded an adjustment for an impairment of $2.0 million related to the termination of distribution agreements. There were no adjustments for impairments recorded in fiscal year 2021.
Purchase Commitments and Other Adjustments – We have purchase commitments for specific quantities at fixed prices for certain of our products’ key ingredients. To facilitate comparisons of our underlying operating results, this adjustment was made to remove the volatility of purchase commitment related unrealized gains and losses. The adjustment related to Purchase Commitment and Other non-cash adjustments were $0.5 million and $1.0 million for the fiscal year ended January 1, 2023 and the fiscal year ended January 2, 2022, respectively.

(3)Adjustment for Acquisition and Integration Costs – This is comprised of consulting, transaction services, and legal fees incurred for acquisitions and certain potential acquisitions, in addition to expenses associated with integrating recent acquisitions. The majority of charges are related to the buyout of multiple distributors, which were accounted for as contract terminations resulting in expense of $23.0 million for the fiscal year ended January 1, 2023 as well as other integration costs. During the fiscal year ended January 1, 2023, we incurred incremental costs of $21.8 million, for the integration of Truco Holdco Inc. (“Truco”), R.W. Garcia, Kings Mountain, distributor buyouts, and costs to evaluate other potential acquisitions, as well as $1.0 million for the incremental Tax Receivable Agreement Liability associated with the Business Combination included in the fiscal year ended January 1, 2023. In fiscal year 2021, acquisition related costs included $9.5 million of expense related to reclaiming distribution rights through purchases and terminations, in addition to $7.1 million of expense for the three acquired entities and the evaluation of other potential acquisition targets. Additionally in 2021, we incurred $10.4 million of expenses related to restructuring and integration costs related to recent acquisitions.

(4)Business Transformation Initiatives Adjustment – This adjustment is related to consultancy, professional, and legal fees incurred for specific initiatives and structural changes to the business that do not reflect the cost of normal business operations. In addition, gains and losses realized from the sale of distribution rights to IOs and the subsequent disposal of trucks, severance costs associated with the elimination of RSP positions, and ERP transition costs, fall into this category. The Company incurred such costs of $22.1 million for the fiscal year ended January 1, 2023 and $19.3 million for fiscal year 2021. Additionally, in fiscal year 2021, we incurred certain one-time costs of $3.3 million associated with the damage of a manufacturing facility, net of expected proceeds from insurance policies, and one-time expenses as a result of COVID-19 of $1.9 million.
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
Liquidity and Capital Resources
We believe that the cash provided by operating activities, our revolving credit facility, our term loans, and derivative financial instruments will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures and future payments of our contractual, and tax obligations. We continually evaluate our financing strategy to meet our short- and longer-term capital needs. To date, we have been successful in generating cash and raising financing as needed. However, if a serious economic or credit market crisis ensues or other adverse developments arise, it could have a material adverse effect on our liquidity, results of operations and financial condition.

Our most significant ongoing short-term cash requirements relate primarily to funding operations (including expenditures for raw materials, labor, manufacturing and distribution, trade and promotions, advertising and marketing, benefit plan obligations and lease expenses) as well as periodic expenditures for acquisitions, shareholder returns (such as dividend payments), property, plant and equipment and any significant one-time non-operating items.

Long-term cash requirements primarily relate to funding long-term debt repayments, refer to Note 8. "Long-Term Debt" and our deferred taxes (refer to Note 15. "Income Taxes").

The following table presents net cash provided by operating activities, investing activities, and financing activities for the fiscal year ended January 1, 2023, and fiscal year ended January 2, 2022:
Cash Flow

(in thousands)	For the fiscal year ended January 1, 2023	For the fiscal year ended January 2, 2022
Net cash provided by operating activities	$48,193	$48,387
Net cash used in investing activities	(76,067)	(136,098)
Net cash provided by financing activities	58,906	82,778

For the period ended January 1, 2023, our consolidated cash balance, including cash equivalents, was $72.9 million or $31.0 million lower than at January 2, 2022. Net cash provided by operating activities for the fiscal year ended January 1, 2023 was $48.2 million compared to $48.4 million for the combined fiscal year ended January 2, 2022. The fiscal year ended January 1, 2023 include cash outflows related to operating activities related to the buyout, and contract termination, of multiple distributors resulting in expense and an operating outflow of $23.0 million. Fiscal year 2022 also included a larger cash outflow related to the building of inventory compared to fiscal year 2021. This inventory build-up was the result of increased production at Company owned facilities related largely to our OTB-branded snacks, as well as expanded production capacity with our Kings Mountain facilities purchase, and our shift in running regions which were previously serviced by distributors, as well as higher inventory to service sales volume growth. Other factors that contributed to the inventory growth were higher commodity and overhead costs, as well as production and logistics shifts in the business. Working capital also benefited by faster collections of accounts receivable as we work with customers and implement programs to speed up cash collections. Cash used in investing activities for the fiscal year ended January 1, 2023 was $76.1 million compared to $136.1 million for the fiscal year ended January 2, 2022. Fiscal year 2022 was mostly driven by capital expenditures of $88.0 million, including $38.4 million related to a facilities purchase described further in Note 4. "Property. Plant. and Equipment", offset by proceeds from the sale of routes of $23.4 million. Fiscal year 2021 was mostly driven by the acquisitions of Vitner's, Festida, and R.W. Garcia and capital expenditures of $31.7 million. Net cash provided by financing activities was $58.9 million for the fiscal year ended January 1, 2023, which was primarily attributable to the Real Estate Term loan and equipment loan funding as well as, the proceeds of $28.0 million from the private placement, offset by the distributions and payments on the ABL facility and other term loans and notes payable. Compared to net cash provided by financing activities of $82.8 million for the fiscal year ended January 2, 2022, which was primarily a result of an increase in term and equipment loans and exercise of warrants.
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
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (as amended, the "ABL facility") in an initial aggregate principal amount of $100.0 million. The ABL facility was set to expire on the fifth anniversary of closing, or November 21, 2022. On April 1, 2020, the ABL facility was amended to increase the credit limit up to $116.0 million and to extend the maturity through August 22, 2024. On December 18, 2020, the ABL facility was amended to further increase the credit limit up to $161.0 million. On September 22, 2022, the ABL facility was amended to further increase the credit limit up to $175.0 million, and replaced the interest rate benchmark from LIBOR to SOFR. As of January 1, 2023 and January 2, 2022, $0.0 million and $36.0 million, respectively, were outstanding under this facility. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit and amounts borrowed. As of January 1, 2023 and January 2, 2022, $163.0 million and $96.9 million, respectively, was available for borrowing, net of letters of credit.

Standby letters of credit in the amount of $12.0 million and $10.3 million have been issued as of January 1, 2023 and January 2, 2022, respectively. The standby letters of credit are primarily issued for insurance purposes.
Term debt and financing obligations
On November 21, 2017, the Company entered into a First Lien Term Loan Credit Agreement (the "First Lien Term Loan”) in a principal amount of $535.0 million and a Second Lien Term Loan Credit Agreement (the “Second Lien Term Loan”, and collectively with the First Lien Term Loan, the "Term Loans”) in a principal amount of $125.0 million. The proceeds of the Term Loans were used to refinance the Company’s January 2017 credit facility and fund the acquisition of Inventure Foods, Inc. and the repurchase of the predecessor membership units held by a minority investor.
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

The Company incurred closing and other costs associated with the Term Loans, which were allocated to each loan on a specific identification basis based on original principal amounts. Finance fees allocated to the First Lien Term Loan and the Second Lien Term Loan were $10.7 million and $4.1 million, respectively, which were presented net within "non-current portion of debt” on the consolidated balance sheets for the Predecessor periods. Deferred fees are amortized ratably over the respective lives of each term loan. Deferred fees associated with the term loans under the January 2017 credit agreement were fully expensed during 2017 and other deferred financing fees were derecognized as a result of the Business Combination as described in Note 1 "Operations and Summary of Significant Accounting Policies" and Note 2. "Acquisitions".
On October 1, 2019, the Company repaid the Second Lien Term Loan with the proceeds of the sale of preferred and common units by Series U, Series R, and SRS Leasing LLC, which together with its subsidiaries, were companies formed to acquire, hold and lease real estate to UQF prior to its merger into UQF on December 30, 2019. The Company accounted for the repayment of the Second Lien Term Loan as a debt extinguishment as the investors who purchased the preferred units and common units were not parties to the Second Lien Term Loan. The total repayment was $126.3 million, and resulted in a loss on early extinguishment of approximately $4.3 million.

Separately, on October 21, 2019, the Company entered into a Senior Secured First Lien Floating Rate Note (the "Secured First Lien Note”) in a principal amount of $125.0 million. Proceeds from the Secured First Lien Note were used primarily to finance the Kennedy Acquisition. The Secured First Lien Note requires quarterly interest payments, with a repayment of principal on the maturity date of November 21, 2024.
Term Loans
On December 14, 2020, the Company entered into a Bridge Credit Agreement with a syndicate of banks, led by Bank of America, N.A. (the "Bridge Credit Agreement”). The proceeds of the Bridge Credit Agreement were used to fund the Company’s acquisition of Truco and the IP Purchase (as defined below) from OTB Acquisition, LLC, in which the Company withdrew $490.0 million to finance the acquisition of Truco (“such acquisition, the "Truco Acquisition") and certain intellectual property from OTB Acquisition, LLC (the "IP Purchase"). The Bridge Credit Agreement bears interest at an annual rate based on 4.25% plus 1 month LIBOR with scheduled incremental increases to the base rate, as defined in the Bridge Credit Agreement. The loan converts into an Extended Term Loan if the Loan remains open 365 days after the closing date. As of January 3, 2021, the outstanding balance of the Bridge Credit Agreement was $370.0 million, with $120.0 million being repaid from the exercise of the Company's warrants. Commitment fees and deferred financing costs on the Bridge Credit Agreement totaled $7.2 million, of which $2.6 million remained on the books as of January 3, 2021. On January 20, 2021, the Bridge Credit Agreement was repaid in full by the refinancing of term debt. In connection with Amendment No. 2 (as defined below), and a $12.0 million repayment in the first quarter of 2021, the outstanding balance of $370.0 million was repaid in full and the Bridge Credit Agreement was terminated.

On January 20, 2021, the Company entered into Amendment No. 2 to the Bridge Credit Agreement ("Amendment No. 2") which provided additional operating flexibility and revisions to certain restrictive covenants. Pursuant to the terms of Amendment No. 2, the Company raised $720 million in aggregate principal of Term Loan B ("Term Loan B") which bore interest at LIBOR plus 3.00%, and extended the maturity of the Bridge Credit Agreement to January 20, 2028. The proceeds were used, together with cash on hand and proceeds from our exercised warrants, to redeem the outstanding principal amount of existing Term Loan B and Bridge Credit Agreement of $410 million and $358 million, respectively. The refinancing was accounted for as an extinguishment. The Company incurred debt issuance costs and original issuance discounts of $8.4 million.

On June 22, 2021, the Company entered into Amendment No. 3 to the Bridge Credit Agreement ("Amendment No. 3"). Pursuant to the terms of Amendment No. 3, the Company increased the principal balance of Term Loan B by $75.0 million to bring the aggregated balance of Term Loan B proceeds to $795.0 million. The Company incurred additional debt issuance costs and original issuance discounts of $0.7 million related to the incremental funding.
On October 12, 2022, the Company, through its subsidiaries UQF, Kennedy and Condor Snack Foods, LLC (together with UQF and Kennedy, the “Real Estate Financing Borrowers”), entered into a loan agreement (the “Real Estate Term Loan”) with City National Bank which was secured by a majority of the Real Estate Financing Borrowers’ real estate assets. The Real Estate Term Loan holds a principle balance of $88.1 million, with net proceeds of approximately $85.0 million after transaction fees and expenses. The Real Estate Term Loan has a ten-year maturity and amortizes approximately $3.5 million in principal annually, with a balloon payment due at maturity. The Company used a portion of the proceeds from the Real Estate Term Loan to pay off the ABL facility. The Real Estate Term Loan contains a single financial maintenance covenant consisting of a fixed charge coverage ratio that is tested quarterly only during a covenant trigger period consistent with the existing ABL facility. Concurrent with the closing of the Real Estate Term Loan, UQF entered into an interest rate swap transaction to fix the effective interest rate at approximately 6%, as discussed in further detail within "Note 9. Derivative Financial Instruments and Purchase Commitments”.

The Term Loan B, and the ABL facility are collateralized by substantially all of the assets and liabilities of UBH and its subsidiaries excluding the real estate assets secured by the Real Estate Term Loan, including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with its financial covenant as of January 1, 2023.
Derivative Financial Instruments
To reduce the effect of interest rate fluctuations, the Company entered into a three year interest rate swap contract on September 6, 2019, with an effective date of September 30, 2019, with a counter-party to make a series of payments based on a fixed interest rate of 1.339% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams were based on a notional amount of $250 million. On December 21, 2021, with an effective date of December 31, 2021, the Company entered into an accreting interest rate swap contract with a counter-party to make a series of payments based on a fixed interest rate of 1.3885% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams were based on a notional amount of $250 million and have accreted to $500 million and maturing on September 30, 2026. Effective on September 30, 2022 the Company amended the swap contract to reference the 1 month SOFR plus a credit spread adjustment of 11.448 basis points, as well as setting the new fixed rate to 1.408%; under this amended swap agreement the Company will receive a series of payments based on the greater of SOFR plus CSA or 0.00%. On October 12, 2022 and effective on November 1, 2022, the Company entered into a 10-year swap contract, with an effective date of November 1, 2022, with a counter-party to make a series of payments based on a fixed interest rate of 3.829% and receive a series of payments based on the greater of the 1-month. SOFR or 0.00%. The agreement covers $88.1 million as of January 1, 2023. This swap effectively fixes the rate of the Real Estate Term Loan to 5.929%. The balance that the hedge covers is designed to abate as principle payments on the Real Estate Term Loan are made. The Company entered into these transactions to reduce its exposure to changes in cash flows associated with the Real Estate Term Loan and has designated this derivative as a cash flow hedge. At January 1, 2023, the effective fixed interest rate on the long-term debt hedged by these contracts was 5.5%. For further treatment of the Company’s interest rate swap, refer to "Note 10. Fair Value Measurements” and "Note 13. Accumulated Other Comprehensive (Loss) Income.”

IO Loan Commitments
During fiscal year 2019, the Company sold $33.2 million of notes receivable from IOs on its books for $34.1 million in a series of transactions to a financial institution. During fiscal year 2021, the Company sold an additional $11.8 million of notes receivable from IOs on its books for $12.5 million in a series of transactions to a financial institution. During fiscal year 2022, the Company sold an additional $5.0 million of notes receivable from IOs on its books for $5.0 million to a financial institution. Due to the structure of these transactions, they did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding notes receivable also remained on the Company’s books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through June 2032. The Company partially guarantees the outstanding loans, as discussed in further detail within "Note 12. Contingencies”. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $3.4 million and $4.9 million at January 1, 2023 and January 2, 2022, respectively, all of which were included in the Company's Consolidated Balance Sheets. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
Other Notes Payable and Capital Leases
During the first fiscal quarter of 2022, the Company bought out and terminated the contracts of multiple distributors who had previously been providing services to the Company. These transactions were accounted for as contract terminations and asset purchases and resulted in an expense of $23.0 million for the 52 weeks ended January 1, 2023. The outstanding balance of these transactions was $0.5 million as of January 1, 2023.
During the first fiscal quarter of 2020, the Company purchased intellectual property that include a deferred purchase price of $0.5 million, of which $0.3 million and $0.4 million was outstanding as of January 1, 2023 and January 2, 2022, respectively.

During the third quarter of 2021, the Company recorded liabilities related primarily to reclaiming distribution rights from distributors, of which $1.3 million was outstanding as of January 2, 2022. There was no balance outstanding as of January 1, 2023.
Amounts outstanding under notes payable consisted of the following:

(in thousands)	As of January 1, 2023	As of January 2, 2022
Note payable – IO notes	$21,098	$24,822
Finance lease obligations	10,995	8,166
Other	835	1,678
Total notes payable	32,928	34,666
Less: current portion	(12,589)	(9,957)
Long term portion of notes payable	$20,339	$24,709
Interest expense consisted of the following:

(in thousands)	For the Fiscal Year Ended January 1, 2023	For the Fiscal Year Ended January 2, 2022
Company’s ABL facility and other long-term debt	$41,231	$29,270
Amortization of deferred financing fees	1,933	3,847
IO loans	1,260	1,591
Total interest	$44,424	$34,708
Off-Balance Sheet Arrangements
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $54.0 million as of January 1, 2023. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment gains (losses) totaling $0.0 million for the year ended January 1, 2023 and $1.0 million for the year ended January 2, 2022.
IO Guarantees Off Balance Sheet
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $1.5 million and $2.2 million at January 1, 2023 and January 2, 2022, respectively, all of which was recorded by the Company as off balance sheet arrangements. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.

The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $36.0 million and $18.6 million at January 1, 2023 and January 2, 2022, respectively, which are accounted for as an off balance sheet arrangement. As discussed in "Note 8. Long-Term Debt”, the Company also sold notes receivable on its books to Bank of America during fiscal year 2019, fiscal year 2021, and fiscal year 2022, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at January 1, 2023 and January 2, 2022 was $17.9 million and $19.7 million, respectively. Due to the structure of the transactions, the sale did not qualify for sale accounting treatment, and as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding note receivable also remained on the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
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
Goodwill and other indefinite-lived intangible assets (including trade names, trademarks, master distribution rights and Company owned routes) are not amortized but are tested for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. We test goodwill for impairment at the reporting unit level.
As we have adopted Accounting Standards Update 2017-04, simplifying the Test for Goodwill Impairment, we will record an impairment charge based on the excess of a reporting unit’s carrying amount over our fair value.
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
For the qualitative analysis performed, which took place on the first day of the fourth quarter, we have taken into consideration all the events and circumstances listed in Financial Accounting Standards Board (“FASB”) ASC 350, Intangibles—Goodwill and Other, in addition to other entity-specific factors that have taken place from the period of the Business Combination, which assessed goodwill, on August 28, 2020. Our fiscal year 2022 qualitative analysis concluded that Goodwill and all but one of our intangible assets is not more likely than not to be impaired. We performed a quantitative impairment test on that intangible asset during which we compared the fair value of the intangible, using a relief from royalty method, to the carrying value of the asset and determined that the intangible asset was not impaired.

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
The benefit of tax positions taken or expected to be taken in our income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, distribution and administrative expenses. As of January 1, 2023, and January 2, 2022, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.
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

Commodity Risk

We purchase certain raw materials that are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw material requirements include potatoes, oil, flour, wheat, corn, cheese, spices, and seasonings. We also purchase packaging materials that are subject to price volatility. In the normal course of business, in order to mitigate the risks of volatility in commodity markets to which we are exposed, we enter into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Amounts committed under these forward purchase agreements are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section “Derivative Financial Instruments” of this Annual Report on Form 10-K. A 1% increase in the price of the commodities used within our products and packaging would result in a reduction of our gross profit of approximately $5.0 million.

Interest Rate Risk

Our variable-rate debt obligations incur interest at floating rates based on changes in the SOFR rate. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desired proportion of fixed to variable-rate debt. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section “Derivative Financial Instruments” for further information related to our interest rate swap agreements. These interest rate swap agreements fixed a portion of the interest rate at a predictable level. Interest expense would have been $1.7 million higher without these swaps during the fiscal year ended January 1, 2023. Including the effect of the interest rate swap agreements, the weighted average interest rate was 5.5% and 3.5%, respectively, as of January 1, 2023 and January 2, 2022. A 1% increase in the SOFR rate would have resulted in an additional $2.8 million of interest expense during the fiscal year 2022 based on the unhedged portion of debt.

Credit Risk

We are exposed to credit risks related to our accounts and notes receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. We experienced no material credit losses during the fiscal years of 2022 or 2021. During the fiscal year ended January 1, 2023 and the fiscal year ended January 2, 2022, net bad debt expense was $0.9 million and $0.4 million, respectively. Our reserve for potential future bad debt was $1.8 million as of January 1, 2023 and $1.4 million as of January 2, 2022.

Item 8. Financial Statements and Supplementary Data

Index to the Financial Statements	Page

Report of Independent Registered Public Accounting Firm (Grant Thornton LLP, Philadelphia, PA, PCAOB ID Number 248)	62
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (Grant Thornton LLP, Philadelphia, PA, PCAOB ID Number 248)	64
Consolidated Balance Sheets as of January 1, 2023 and January 2, 2022	65
Consolidated Statements of Operations And Comprehensive Income (Loss) for the years ended January 1, 2023 and January 2, 2022, and fiscal periods ended January 3, 2021 and August 28, 2020	66
Consolidated Statements of Equity for the years ended January 1, 2023 and January 2, 2022, and fiscal periods ended January 3, 2021 and August 28, 2020	67
Consolidated Statements of Cash Flows for the years ended January 1, 2023 and January 2, 2022, and fiscal periods ended January 3, 2021 and August 28, 2020	69
Notes to Consolidated Financial Statements	70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Utz Brands, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Utz Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company” or “Successor”) as of January 1, 2023 (Successor) and January 2, 2022 (Successor), the related consolidated statements of comprehensive income (loss), equity (deficit), and cash flows of the Successor and Utz Brands Holdings, LLC (a Delaware limited liability company) (“Predecessor”) for the years ended January 1, 2023 (Successor) and January 2, 2022 (Successor) and for the periods from August 29, 2020 to January 3, 2021 (Successor) and December 29, 2019 to August 28, 2020 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2023 (Successor) and January 2, 2022 (Successor), and the results of its operations and its cash flows for the years ended January 1, 2023 (Successor) and January 2, 2022 (Successor) and for the periods from August 29, 2020 to January 3, 2021 (Successor) and December 29, 2019 to August 28, 2020 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 1, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2023 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Customer trade promotions

As described further in Note 1 (Revenue Recognition) to the consolidated financial statements, the Company has recorded a reserve for customer trade allowances, consisting primarily of pricing allowances and programs associated with uncollected sales to customers. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash settlement. The reserve recorded requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade customer or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. We identified the Company’s reserve for customer trade allowances associated with uncollected sales totaling $13.5 million as a critical audit matter.

The principal consideration for our determination that customer trade promotions associated with uncollected sales to customers is a critical audit matter is due to uncertainty around the amount and timing of settlements, which typically occur in a period subsequent to the related sales transactions.
Our audit procedures related to the customer trade promotions included the following, among others:

•We evaluated the design and tested the operating effectiveness of internal controls related to the recording of the Company’s trade spending and calculations of trade reserves.
•We analyzed the reserve by trade promotion type to identify unusual trends.
•We assessed the Company’s historical ability to accurately estimate its customer trade allowances by comparing historical estimates to final settlements.
•We compared a selection of settlements subsequent to period end to the amounts estimated as of year end by the Company.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2011.
Philadelphia, Pennsylvania
March 2, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Utz Brands, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Utz Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 1, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 1, 2023, and our report dated March 2, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 2, 2023

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
January 1, 2023 and January 2, 2022
(In thousands, except share information)

	As of January 1, 2023	As of January 2, 2022
ASSETS
Current Assets
Cash and cash equivalents	$72,930	$41,898
Accounts receivable, less allowance of $1,815 and $1,391, respectively	136,985	131,388
Inventories	118,006	79,517
Prepaid expenses and other assets	34,991	18,395
Current portion of notes receivable	9,274	6,706
Total current assets	372,186	277,904
Non-current Assets
Property, plant and equipment, net	345,198	303,807
Goodwill	915,295	915,438
Intangible assets, net	1,099,565	1,142,509
Non-current portion of notes receivable	12,794	20,725
Other assets	95,328	55,963
Total non-current assets	2,468,180	2,438,442
Total assets	$2,840,366	$2,716,346
LIABILITIES AND EQUITY
Current Liabilities
Current portion of term debt	$18,472	$11,414
Current portion of other notes payable	12,589	9,957
Accounts payable	114,360	95,369
Accrued expenses and other	92,012	71,280
Total current liabilities	237,433	188,020
Non-current portion of term debt	893,335	830,548
Non-current portion of other notes payable	20,339	24,709
Non-current accrued expenses and other	67,269	55,838
Non-current warrant liability	45,504	46,224
Deferred tax liability	124,802	136,334
Total non-current liabilities	1,151,249	1,093,653
Total liabilities	1,388,682	1,281,673
Commitments and contingencies
Equity
Shares of Class A Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 80,882,334 and 77,644,645 shares issued and outstanding as of January 1, 2023 and January 2, 2022, respectively.	8	8
Shares of Class V Common Stock, $0.0001 par value; 61,249,000 shares authorized; 59,349,000 and 59,349,000 shares issued and outstanding as of January 1, 2023 and January 2, 2022, respectively.	6	6
Additional paid-in capital	926,919	912,574
Accumulated deficit	(254,564)	(236,598)
Accumulated other comprehensive income	30,777	3,715
Total stockholders' equity	703,146	679,705
Noncontrolling interest	748,538	754,968
Total equity	1,451,684	1,434,673
Total liabilities and equity	$2,840,366	$2,716,346
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the year ended January 1, 2023, year ended January 2, 2022, and fiscal periods ended January 3, 2021 and August 28, 2020
(In thousands, except share information)

	Successor			Predecessor
	For the year ended January 1, 2023	For the year ended January 2, 2022	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020
Net sales	$1,408,401	$1,180,713	$325,648	$638,662
Cost of goods sold	959,344	796,804	219,977	411,595
Gross profit	449,057	383,909	105,671	227,067

Selling, distribution and administrative expenses
Selling and distribution	294,061	249,352	63,616	131,579
Administrative	150,343	125,855	43,871	64,050
Total selling, distribution, and administrative expenses	444,404	375,207	107,487	195,629

Gain on sale of assets, net	691	1,864	858	1,343

Income (loss) from operations	5,344	10,566	(958)	32,781

Other (expense) income
Interest expense	(44,424)	(34,708)	(13,301)	(26,659)
Other income (expense)	400	3,551	(2,058)	1,271
Gain (loss) on remeasurement of warrant liability	720	36,675	(91,851)	—
Other (expense) income, net	(43,304)	5,518	(107,210)	(25,388)

(Loss) income before income taxes	(37,960)	16,084	(108,168)	7,393
Income tax (benefit) expense	(23,919)	8,086	(267)	3,973
Net (loss) income	(14,041)	7,998	(107,901)	3,420

Net loss attributable to noncontrolling interest	13,649	12,557	7,971	—
Net (loss) income attributable to controlling interest	$(392)	$20,555	$(99,930)	$3,420

(Loss) earnings per share of Class A Common Stock: (in dollars)
Basic	$—	$0.26	$(1.64)
Diluted	$—	$0.25	$(1.64)
Weighted-average shares of Class A Common Stock outstanding
Basic	80,093,094	76,677,981	61,085,943
Diluted	80,093,094	81,090,229	61,085,943

Net (loss) income	$(14,041)	$7,998	$(107,901)	$3,420
Other comprehensive gain (loss):
Change in fair value of interest rate swap	47,279	2,791	924	(7,463)
Comprehensive income (loss)	33,238	10,789	(106,977)	(4,043)
Net comprehensive (income) loss attributable to noncontrolling interest	(6,568)	12,557	7,971	—
Net comprehensive income (loss) attributable to controlling interest	$26,670	$23,346	$(99,006)	$(4,043)
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
For the year ended January 1, 2023, year ended January 2, 2022, and fiscal periods ended January 3, 2021 and August 28, 2020
(In thousands, except share information)

Predecessor	Members' (Deficit) Equity	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total (Deficit) Equity
Balance at December 29, 2019	$(27,446)	$1,408	$(7,314)	$(33,352)
Net income	3,420	—	—	3,420
Other comprehensive loss	—	(7,463)	—	(7,463)
Merger of noncontrolling interest	(7,314)	—	7,314	—
Distributions to members	(6,415)	—	—	(6,415)
Balance at August 28, 2020	$(37,755)	$(6,055)	$—	$(43,810)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Successor	Shares	Amount	Shares	Amount
Balance at August 29, 2020	57,369,050	$6	57,765,978	$6	$472,329	$(134,331)	$—	$338,010	$950,768	$1,288,778
Conversion of Restricted Sponsor Shares	2,000,000	—		—	—	—	—	—	—	—
Conversion of Continuing Members' Retained Restricted Units		—	3,483,022	—	—	—	—	—	—	—
Conversion of warrants	10,825,664	1		—	299,867	—	—	299,868	(88,255)	211,613
Share-based compensation		—		—	6,790	—	—	6,790	—	6,790
Exchange	900,000	—	(900,000)	—	13,724	—	—	13,724	(13,724)	—
Tax impact arising from exchanges and conversion of warrants, net of valuation allowance of $45,993		—		—	751	—	—	751	741	1,492
Net loss		—		—	—	(99,930)	—	(99,930)	(7,971)	(107,901)
Other comprehensive income		—		—	—	—	924	924	—	924
Dividends declared ($0.11 per share of Class A Common Stock)		—		—	—	(7,229)	—	(7,229)	—	(7,229)
Distribution to noncontrolling interest		—		—	—	—	—	—	(9,565)	(9,565)
Balance at January 3, 2021	71,094,714	$7	60,349,000	$6	$793,461	$(241,490)	$924	$552,908	$831,994	$1,384,902

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Successor	Shares	Amount	Shares	Amount
Balance at January 3, 2021	71,094,714	$7	60,349,000	$6	$793,461	$(241,490)	$924	$552,908	$831,994	$1,384,902
Conversion of warrants	4,976,717	—		—	144,659	—	—	144,659	(32,714)	111,945
Tax impact arising from exchanges and exercises of warrants		—		—	(51,455)	—	—	(51,455)	—	(51,455)
Share-based compensation	573,214	1		—	12,960	—	—	12,961	—	12,961
Exchange	1,000,000	—	(1,000,000)	—	12,949	—	—	12,949	(12,949)	—
Net income		—		—	—	20,555	—	20,555	(12,557)	7,998
Other comprehensive income		—		—	—	—	2,791	2,791	—	2,791
Dividends declared ($0.204 per share of Class A Common Stock)		—		—	—	(15,663)	—	(15,663)	—	(15,663)
Distribution to noncontrolling interest		—		—	—	—	—	—	(18,806)	(18,806)
Balance at January 2, 2022	77,644,645	$8	59,349,000	$6	$912,574	$(236,598)	$3,715	$679,705	$754,968	$1,434,673
Payments of tax withholding requirements for employee stock awards		—		—	(6,217)	—	—	(6,217)	—	(6,217)
Share-based compensation	1,132,316	—		—	10,632	—	—	10,632	—	10,632
Issuance of common stock in connection with private placement sale	2,105,373	—		—	28,000	—	—	28,000	—	28,000
Tax impact arising from capital transactions		—		—	(18,070)	—	—	(18,070)	—	(18,070)
Net loss		—		—	—	(392)	—	(392)	(13,649)	(14,041)
Other comprehensive income		—		—	—	—	27,062	27,062	20,217	47,279
Cash dividends declared ($0.219 per share of Class A Common Stock)		—		—	—	(17,574)	—	(17,574)	—	(17,574)
Distribution to noncontrolling interest		—		—	—	—	—	—	(12,998)	(12,998)
Balance at January 1, 2023	80,882,334	$8	59,349,000	$6	$926,919	$(254,564)	$30,777	$703,146	$748,538	$1,451,684

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended January 1, 2023, year ended January 2, 2022, and fiscal periods ended January 3, 2021 and August 28, 2020
(In thousands)

	Successor			Predecessor
	For the year ended January 1, 2023	For the year ended January 2, 2022	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020
Cash flows from operating activities
Net (loss) income	$(14,041)	$7,998	$(107,901)	$3,420
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Impairment and other charges	4,678	—	—	—
Depreciation and amortization	86,801	80,725	20,688	24,055
Amortization of step-up of inventory	—	—	5,795	—
(Gain) loss on remeasurement of warrant liability	(720)	(36,675)	91,851	—
Gain on sale of assets	(691)	(1,864)	(858)	(1,343)
Stock based compensation	10,632	12,961	6,790	—
Loss on debt extinguishment	—	—	2,500	—
Deferred income taxes	(29,359)	4,828	(958)	3,583
Amortization of deferred financing costs	1,933	3,919	(2,639)	1,742
Changes in assets and liabilities:
Accounts receivable, net	(5,597)	(4,528)	16,611	(11,786)
Inventories, net	(38,490)	(10,595)	887	(6,883)
Prepaid expenses and other assets	(18,379)	(2,931)	(7,064)	(3,456)
Accounts payable and accrued expenses and other	51,426	(5,451)	(26,634)	21,295
Net cash provided by (used in) operating activities	48,193	48,387	(932)	30,627
Cash flows from investing activities
Acquisition of Utz Brands Holdings, LLC, net of cash acquired	—	—	(185,448)	—
Acquisitions, net of cash acquired	(75)	(117,585)	(406,485)	(8,816)
Purchases of property and equipment	(87,965)	(31,739)	(9,892)	(11,828)
Purchases of intangibles	—	(1,757)	(79,013)	(650)
Proceeds from sale of property and equipment	4,333	3,033	1,344	615
Proceeds from sale of routes	23,399	14,186	2,082	2,774
Proceeds from the sale of IO notes	5,017	11,762	—	—
Proceeds from insurance claims for capital investments	3,935	—	—	—
Notes receivable, net	(24,711)	(13,998)	(4,470)	(3,611)
Net cash used in investing activities	(76,067)	(136,098)	(681,882)	(21,516)
Cash flows from financing activities
Line of credit borrowings, net	(36,000)	36,000	—	—
Borrowings on term debt and notes payable	124,592	825,139	370,000	2,650
Repayments on term debt and notes payable	(21,037)	(795,488)	(239,989)	(6,686)
Payment of debt issuance cost	(3,660)	(9,210)	—	—
Payments of tax withholding requirements for employee stock awards	(6,217)	—	—	—
Exercised warrants	—	57,232	124,495	—
Proceeds from issuance of shares	28,000	—	—	—
Dividends paid	(17,157)	(11,908)	(2,968)	—
Distributions to members	—	—	—	(6,415)
Distribution to noncontrolling interest	(9,615)	(18,987)	(9,565)	—
Net cash provided by (used in) financing activities	58,906	82,778	241,973	(10,451)
Net increase (decrease) in cash and cash equivalents	31,032	(4,933)	(440,841)	(1,340)
Cash and cash equivalents at beginning of period	41,898	46,831	487,672	15,053
Cash and cash equivalents at end of period	$72,930	$41,898	$46,831	$13,713
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
All intercompany transactions and balances have been eliminated in combination/consolidation. During fiscal 2022, the Company completed an optimization project whereby certain entities, including but not limited to Truco Holdco, Inc. were dissolved, and Truco Enterprises, LP was converted from a limited partnership to a limited liability company.

Operating Entities	Holding Entities
Utz Quality Foods, LLC	Utz Brands, Inc.
UTZTRAN, LLC	Utz Brands Holdings, LLC
Golden Flake Snack Foods, Inc.	GH Pop Holdings, LLC
Inventure Foods, Inc. and its subsidiaries	Heron Holding Corporation
Kennedy Endeavors, LLC	R.W. Garcia Holdings, LLC
Good Health Natural Products, LLC
Condor Snack Foods, LLC
Snikiddy, LLC
Kitchen Cooked, Inc.
Truco Enterprises, LLC
R.W. Garcia Co., Inc.

Loss of Emerging Growth Company Status – As of January 2, 2022, the Company no longer qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the "Securities Act"), as modified by the Jumpstart our Business Startups Act of 2012, (the "JOBS Act”), and we previously took advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Reclassification – Certain prior year amounts have been reclassified for consistency with the current year presentation. In our Consolidated Statements of Operation and Comprehensive Income and our Consolidated Statements of Cash Flows, included in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2022, the Company began combining Gain on disposal of property, plant and equipment, net and Gain on sale of routes, net, into a single line item as (Loss) gain on sale of assets to simplify our reporting presentation. The reclassification had no impact on total operating costs, earnings from operations, net earnings, earnings per share or total equity.
Operations – The Company through its wholly owned subsidiary, UQF, has been a premier producer, marketer and distributor of snack food products since 1921. The Company has steadily expanded its distribution channels to where it now sells products to supermarkets, mass merchants, club stores, dollar and discount stores, convenience stores, independent grocery stores, drug stores, food service, vending, military, and other channels in most regions of the United States through routes to market, that include direct-store-delivery (“DSD”), direct to warehouse, and third-party distributors. The Company manufactures and distributes a full line of high-quality salty snack items, such as potato chips, tortilla chips, pretzels, cheese balls, pork skins, party mixes, and popcorn. The Company also sells dips, crackers, dried meat products and other snack food items packaged by other manufacturers.
Segment Reporting – The Company operates in one reportable segment: the manufacturing, distribution, marketing and sale of snack food products. The Company defines reporting segments as components of an organization for which discrete financial information is available and operating results are evaluated on a regular basis by the chief operating decision maker ("CODM”) in order to assess performance and allocate resources. The CODM is the Chief Executive Officer of the Company. Characteristics of the organization which were relied upon in making the determination that the Company operates in one reportable segment include the similar nature of all of the products that the Company sells, the functional alignment of the Company’s organizational structure, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.
Cash and Cash Equivalents – The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. The majority of the Company’s cash is held in financial institutions with insurance provided by the Federal Deposit Insurance Corporation ("FDIC”) of $250,000 per depositor. At various times, account balances may exceed federally insured limits.
Accounts Receivables – Accounts receivable are reported at net realizable value. The net realizable value is based on Company management’s estimate of the amount of receivables that will be collected based on analysis of historical data and trends, as well as review of significant customer accounts. Accounts receivable are considered to be past due when payments are not received within the customer’s credit terms. Accounts are written off when management determines the account is uncollectible. Finance charges are not usually assessed on past-due accounts.
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

Income Taxes – The Company accounts for income taxes pursuant to the asset and liability method of Accounting Standards Codification (“ASC”) 740, Income Taxes, which requires it to recognize current tax liabilities or receivables for the amount of taxes it estimates are payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases of assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.
The Company follows the provisions of ASC 740-10 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.
The benefit of tax positions taken or expected to be taken in the Company’s income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, distribution, general and administrative expenses ("SD&A"). As of January 1, 2023 and January 2, 2022, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next fiscal year.
Distribution Route Acquisition and Sale Transactions – The Company acquires and sells distribution routes as a part of the Company’s maintenance of its DSD network. As new independent operators ("IOs”) are identified, the Company either sells its newly-created or existing Company-managed routes to IOs or sells routes that were previously acquired by the Company to IOs. Gain/loss from the sale of a distribution route is recorded upon the completion of the sale transaction, and is calculated based on the difference between the sale price of the distribution route and the asset carrying value of the distribution route as of the date of sale. The Company records intangible assets for distribution routes that it purchases based on the payment that the Company makes to acquire the route, and records the purchased distribution routes as indefinite-lived intangible assets under FASB ASC 350, Intangibles – Goodwill and Other. The indefinite lived intangible assets are subject to annual impairment testing.
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
Goodwill and other indefinite-lived intangible assets (including certain trademarks, trade names, certain master distribution rights and Company-owned sales routes) are not amortized but are tested for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. The Company tests goodwill for impairment at the reporting unit level. The Company has identified the existing snack food operations as its sole reporting unit.
In accordance with the FASB Accounting Standards Update ("ASU”) No. 2017-04, Intangibles - Goodwill and Other ("Topic 350”): Simplifying the Test for Goodwill Impairment, the Company is required to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.
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
For the latest qualitative analysis performed, which took place on the first day of the fourth quarter of 2022, we had taken into consideration all the events and circumstances listed in FASB ASC 350, Intangibles—Goodwill and Other, in addition to other entity-specific factors that have taken place from the period of the business combination, which assessed goodwill, on August 28, 2020. Our fiscal year 2022 qualitative analysis concluded that Goodwill and all but one of our intangible assets is not more likely than not to be impaired. We performed a quantitative impairment test on the intangible asset during which we compared the fair value of the intangible, using a relief from royalty method, to the carrying value of the asset and determined that the intangible asset was not impaired.

Share-Based Compensation – Share-based compensation is rewarded to associates and directors of the Company and accounted for in accordance with ASC 718, Compensation—Stock Compensation ("ASC 718”). Share-based compensation expense is recognized for equity awards over the vesting period based on their grant-date fair value. During the Successor period, the Company uses various forms of long-term incentives including, but not limited to, stock options, restricted stock units ("RSUs”) and performance share units ("PSUs”), provided that the exercise of such stock options granted immediately following the Business Combination was contingent upon the Company filing a Registration Statement on Form S-8 ("Form S-8") with the SEC, which occurred on November 2, 2020. The fair value of stock options is estimated at the date of grant using the Black-Scholes valuation model. The exercise price of each stock option equals or exceeds the estimated fair value of the Company’s stock price on the date of grant. Stock options can generally be exercised over a maximum term of ten years. The grant date fair value of the PSUs is determined using the Monte Carlo simulation model. The grant date fair value of the RSUs is determined using the Company’s closing trading price on the grant date. Share-based compensation expense is included within the same financial statement caption where the recipient’s other compensation is reported. The Company accounts for forfeitures as they occur.

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
Self-Insurance – The Company is primarily self-insured, up to certain limits, for employee group health claims. The Company purchases stop-loss insurance, which will reimburse the Company for individual and aggregate claims in excess of certain annual established limits. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported. Total health care expense under the program was $18.7 million for the fiscal year ended January 1, 2023, and $18.0 million for the fiscal year ended January 2, 2022, and $6.5 million and $9.9 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively. The reserve for unpaid claims, which includes an estimate of claims incurred but not reported, was $1.6 million and $1.9 million at January 1, 2023 and January 2, 2022, respectively.

The Company is primarily self-insured through large deductible insurance plans for automobile, general liability and workers’ compensation. The Company has utilized a number of different insurance vehicles and programs for these insurable risks and recognizes expenses and reserves in accordance with the provisions of each insurance vehicle/program. The expense associated with automobile, general liability and workers’ compensation insurance programs totaled $8.5 million for the year ended January 1, 2023, $8.7 million for the year ended January 2, 2022, and $1.5 million and $6.5 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively. The Company also records reserves for unpaid claims and an estimate for claims incurred but not yet reported, including an estimate for the development of any such claim. As of January 1, 2023 and January 2, 2022, the Company had reserves totaling $4.6 million and $5.9 million, respectively, for these insurance programs.

Shipping and Handling – The Company records shipping and handling expenses within selling expenses. Shipping and handling expenses for products shipped to customers totaled $59.5 million for the year ended January 1, 2023, $57.0 million for the year ended January 2, 2022, and $12.6 million and $22.0 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively.

Advertising Costs – Advertising costs are charged to operations when incurred. The Company had no significant direct response advertising. Advertising expenses totaled $9.9 million for the year ended January 1, 2023, $11.8 million for the year ended January 2, 2022, and $6.0 million and $5.1 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively.

Employee Benefits – The Company maintains several contributory 401(k) retirement plans (the "Plans”) for its associates. Profit sharing contributions are made at the discretion of the Board of Directors and expenses recognized related to the profit sharing contribution was $6.3 million for the year ended January 1, 2023, $3.9 million for the year ended January 2, 2022, and $1.8 million and $3.5 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively. The Plans provide associates with matching contributions primarily at 20% of their contributions as defined in the Plans. The expense related to the matching contributions was $1.4 million for the year ended January 1, 2023, $1.9 million for the year ended January 2, 2022, and $0.6 million and $1.1 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively.

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
The Company offers various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade customer or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. The Company has reserves in place of $46.3 million as of January 1, 2023, which include adjustments taken by customers of $32.8 million that are awaiting final processing and reserves of $26.5 million as of January 2, 2022, which include adjustments taken by customers of $16.9 million that are awaiting final processing. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.

Business Combinations – The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is accounted for as business combination or an acquisition of assets.
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
Distributor Buyouts - During fiscal year 2022, the Company bought out and terminated the contracts of multiple third-party distributors who had previously been providing services to the Company. These transactions were accounted for as contract terminations and asset purchases, resulted in expense of $23.0 million for 52 weeks ended January 1, 2023 and are included within selling and distribution expense on the Consolidated Statement of Operations and Comprehensive Income for such period.
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
Recently Issued Accounting Standards – In March 2020, the FASB issued "ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("Topic 848"). This ASU provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate ("LIBOR") or another reference rate expected to be discontinued as a result of reference rate reform. Topic 848 is elective and effective as of March 12, 2020 through December 31, 2022. Once elected, Topic 848 must be applied prospectively for all eligible contract modifications. As part of the response to reference rate reform, in September 2022 the Company modified contracts related to the revolving credit facility, Term Loan B, and the interest rate hedge from an interest rate based upon the LIBOR benchmark to the Term SOFR Screen Rate ("SOFR"). See Note 8. "Long-Term Debt" and Note 9. "Derivative Financial Instruments and Purchase Commitments" for additional details about these changes and to the referenced instruments. Concurrent with these modifications the Company adopted Topic 848. The Company utilized optional practical expedients for contract modifications and the adoption of the standard did not have a material impact on the Company's debt or hedge instruments.
In June 2016, ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments ("Topic 326") was issued. Topic 326 requires entities to measure the impairment of certain financial instruments, including accounts receivables, based on expected losses rather than incurred losses. Topic 326 is effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted, and will be effective for the Company beginning in fiscal year 2023. The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial statements or related disclosures.

2.ACQUISITIONS
Utz Brands Holdings, LLC

On June 5, 2020, UBH entered into a definitive Business Combination Agreement with CCH and the Continuing Members. At the closing of the Business Combination (the "Closing") on August 28, 2020 (the "Closing Date"), the Company domesticated into a Delaware corporation and changed its name to "Utz Brands, Inc." At the Closing, the Company (i) acquired certain common and preferred interests of the Continuing Members from third party members ("UPA Seller”), and the Continuing Members then redeemed such common and preferred interests for, and the Company received, an equivalent value of common limited liability company units of UBH, (ii) contributed cash in exchange for additional common limited liability company units of UBH, and (iii) purchased additional common limited liability company units and 100% of the managing interests of UBH from the Continuing Members. As part of the Business Combination, the Continuing Members (a) received certain cash considerations for the common limited liability company units that they sold to the Company, (b) received such number of shares of newly issued non-economic Class V Common Stock in the Company equal to the common limited liability company units that the Continuing Members retained in UBH, and a unit of limited liability company units of UBH and a share of Class V Common Stock are exchangeable for one share of Class A Common Stock of the Company, (c) received certain restricted common limited liability company units in UBH (the "Retained Restricted Units") that would be vested under certain market conditions, which vested as of the Closing, and (d) entered into a Tax Receivable Agreement ("TRA”) that requires the Company to pay to the Continuing Members 85% of the applicable cash savings, if any, in U.S. federal and state income tax determined based on certain attributes as defined in the TRA. In connection with the Closing, UBH and the Company converted all of the outstanding phantom unit awards issued under the Utz Quality Foods, LLC 2018 Long-Term Incentive Plan ("2018 LTIP") into restricted stock units (“2020 LTIP RSUs”) issued by the Company under the Utz Quality Foods, LLC 2020 Long-Term Incentive Plan (the "2020 LTIP"). Further discussion of the purchase consideration of the Business Combination is disclosed later in this footnote.

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

(2) Represents the fair value of the Phantom Units associated with the pre-combination requisite service period and issued under the 2018 LTIP that were converted into 2020 LTIP RSUs of the Company issued under the 2020 LTIP at the Closing. The difference between the fair value of the Phantom Units and the fair values of the 2020 LTIP RSUs represents the fair value of the compensation expenses for the post-combination requisite service period for the replacement awards. Compensation expenses were recorded evenly during the post-combination requisite service period through the end of fiscal year 2021, which is the cliff vest date of the replacement awards. Refer to Note 11. "Share-Based Compensation" for additional information on the 2020 LTIP RSUs.

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

(1) The Company has determined that certain of the acquired trademarks included in intangible assets will be amortized over a period of 15 years, and the customer relationships intangible asset will be amortized over a period of 25 years on a straight-line basis commensurate with the acquisition date expectations for the economic value (i.e. net cash flow generating capability) that is to be provided by the trademark and customer relationships, respectively.

The fair values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful Life
	(In Thousands)	(In Years)
Indefinite lived trade names	$355,500	Indefinite
Finite lived trademarks	56,000	15
Customer relationships	443,500	25
Technology	43	5
Master distribution rights	2,221	15
Company owned routes	13,886	Indefinite
Total	$871,150

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

In addition, on December 14, 2020, UQF consummated the purchase and acquisition from OTB Acquisition, LLC of certain intellectual property assets (the “OTB IP” and such purchase and acquisition, the “IP Purchase”) pursuant to an Asset Purchase Agreement, dated November 11, 2020, among UQF, Truco Holdings, LLC and OTB Acquisition, LLC. The IP Purchase was determined to be an asset acquisition under the provisions of ASC Subtopic 805-50. The IP Purchase is accounted for separately from the Truco Acquisition, as Truco and the OTB IP were acquired from two different selling parties that were not under common control and are two separate transactions. The OTB IP was initially recognized and measured by the Company based on its purchase price of $79.0 million since it was acquired in an asset purchase and is treated as an indefinite lived intangible assets.

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

Vitner's

On January 11, 2021, the Company announced that its subsidiary, UQF, entered into a definitive agreement with Snak-King Corp. to acquire certain assets of the C.J. Vitner business ("Vitner's acquisition" or the "acquisition of Vitner's"), a leading brand of salty snacks in the Chicago, Illinois area. The Company closed this transaction on February 8, 2021 and the purchase price of approximately $25.2 million was funded from current cash-on-hand. The fair values to which the purchase price was allocated were $2.9 million to trademarks, $0.8 million to customer relationships, $1.7 million to DSD routes, $1.9 million of other net assets, and $17.9 million to goodwill. The trademarks and customer relationships are being amortized over a period of 15 years. As of February 8, 2022, the purchase price allocation had been finalized.

Festida Foods

On May 11, 2021, the Company announced that its subsidiary, UQF, entered into a definitive agreement with Great Lakes Festida Holdings, Inc. to acquire all assets including real estate located in Grand Rapids, Michigan related to the operations of Festida Foods ("Festida Foods acquisition" or the "acquisition of Festida Foods"), a manufacturer of tortilla chips, corn chips, and pellet snacks, and the largest manufacturer of tortilla chips for the Company's ON THE BORDER® brand. The Company closed this transaction on June 7, 2021 and the purchase price of approximately $40.3 million was funded in part from incremental financing on an existing term loan. The customer relationships are being amortized over a period of 10 years. As of June 7, 2022, the purchase price allocation had been finalized.

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

RW Garcia

On November 2, 2021, the Company announced that certain of its subsidiaries, entered into a definitive agreement to acquire the equity of R.W. Garcia Holdings, LLC and its wholly-owned subsidiary, R.W. Garcia Co., Inc. (together "RW Garcia"), an artisan maker of high-quality organic tortilla chips, crackers, and corn chips ("RW Garcia acquisition" or the “acquisition of RW Garcia”). The Company closed on this transaction on December 6, 2021, and the cash purchase price of approximately $57.9 million funded in part from a draw on the Company's line of credit and cash on hand. In addition to this acquisition on December 6, 2021, the Company closed on an acquisition of a manufacturing facility of which RW Garcia was a tenant. The cost of the manufacturing facility was approximately $6.0 million.

The following table summarizes the fair values of the assets acquired and liabilities assumed by the Company for the RW Garcia acquisition at the date of the acquisition:

(in thousands)
Purchase consideration	$56,430
Tax consideration	1,458
Total consideration	57,888
Assets acquired:
Cash	5,401
Accounts receivable	4,660
Inventory	5,674
Prepaid expenses and other assets	2,102
Property, plant and equipment	20,210
Trade name	3,100
Customer relationships	4,720
Total assets acquired:	45,867
Liabilities assumed:
Accounts payable	6,017
Accrued expenses	1,838
Deferred tax liability	5,898
Total liabilities assumed:	13,753
Net identifiable assets acquired	32,114
Goodwill	$25,774

The trade name and customer relationships are being amortized over a period of 15 years. The purchase price allocation was finalized prior to December 6, 2022.

3.INVENTORIES
Inventories consisted of the following:

(in thousands)	As of January 1, 2023	As of January 2, 2022
Finished goods	$67,386	$43,533
Raw materials	42,204	29,428
Maintenance parts	8,416	6,556
Total inventories	$118,006	$79,517

4.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

(in thousands)	As of January 1, 2023	As of January 2, 2022
Land	$30,582	$25,886
Buildings	129,824	98,664
Machinery and equipment	255,505	214,319
Land improvements	3,756	3,393
Building improvements	3,709	3,048
Construction-in-progress	21,934	13,745
	445,310	359,055
Less: accumulated depreciation	(100,112)	(55,248)
Property, plant and equipment, net	$345,198	$303,807
On April 28, 2022, certain of the Company's subsidiaries purchased a brand new, recently completed snack food manufacturing facility in Kings Mountain, North Carolina from Evans Food Group Ltd. d/b/a Benestar Brands and related affiliates. The total purchase price of the facility was approximately $38.4 million, plus assumed liabilities of $1.3 million. The Company paid the full cash purchase price of $38.4 million at the closing and concurrently with the facility purchase, the Company sold 2.1 million shares of the Company’s Class A Common Stock for $28.0 million, to affiliates of Benestar in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933.
During the 52 weeks ended January 1, 2023, the Company recorded impairments totaling $2.7 million related to property and equipment damaged in one of the Company's smaller manufacturing facilities by a natural disaster. The Company has received $3.9 million in insurance proceeds related to a partial settlement of damaged property and equipment, resulting in a gain to date of $1.2 million. As a result of the damage to the facility the Company has had to shift production to other facilities as well as utilize a co-manufacturer which has resulted in additional production and distribution costs. During the 52 weeks ended January 1, 2023 the Company also received $6.0 million in proceeds related to a partial settlement of a business interruption insurance claim. The Company has recognized receipts of the business interruption insurance as a reduction of the cost of goods sold and the receipts related to the damage to property plant and equipment within the (loss) gain on sale of assets, net in the Company's Consolidated Statement of Operations and Comprehensive Income. The Company continues to negotiate future payments with its insurance provider. The Company recognizes gains from insurance proceeds, at the earliest, after receipt of insurance proceeds. There were no material fixed asset impairments for the fiscal year 2021, or for the Successor period from August 29, 2020 to January 3, 2021, nor for the Predecessor period from December 30, 2019 to August 28, 2020.

Depreciation expense was $47.8 million for the year ended January 1, 2023, $43.1 million for the year ended January 2, 2022, and $12.4 million and $19.0 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively. Depreciation expense is classified in cost of goods sold, selling, distribution, and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (loss).
5.GOODWILL AND INTANGIBLE ASSETS, NET
A rollforward of goodwill is as follows:

Predecessor
(in thousands)
Balance as of December 29, 2019	$202,407
Acquisition of Kitchen Cooked	4,060
Kennedy acquisition adjustment	989
Balance as of August 28, 2020	$207,456

Successor
(in thousands)
Balance as of August 29, 2020	$644,956
Acquisition of H.K. Anderson	3,540
Acquisition of Truco	213,687
Balance as January 3, 2021	$862,183
Acquisition of Vitner's	17,880
Acquisition of Festida Foods	11,603
Acquisition of RW Garcia	25,917
Truco acquisition adjustment	1,243
Business Combination agreement adjustment	(3,388)
Balance as January 2, 2022	915,438
RW Garcia acquisition adjustment	(143)
Balance as January 1, 2023	$915,295
Intangible assets, net, consisted of the following:

(in thousands)	As of January 1, 2023	As of January 2, 2022
Subject to amortization:
Distributor/customer relationships	$677,930	$677,930
Technology	—	43
Trademarks	63,850	63,850
Master distribution rights	—	2,221
Amortizable assets, gross	741,780	744,044
Accumulated amortization	(82,738)	(45,224)
Amortizable assets, net	659,042	698,820
Not subject to amortization
Trade names	434,513	434,513
IO routes	6,010	9,176
Intangible assets, net	$1,099,565	$1,142,509
Previously, the Company was granted certain exclusive distribution rights for certain products manufactured by another manufacturer. During the 52 weeks ended January 1, 2023, the Company shifted the relationship with that manufacturer and converted that shelf space to Company-branded products. As a result, the Company recorded impairment expense of $2.0 million and the amortizable master distribution rights decreased by $2.2 million. There were no other significant changes to intangible assets during the 52 weeks ended January 1, 2023, other than those which arise from the normal course of business related to the purchase and sale of Company-owned route assets and amortization.
Amortization of the distributor/customer relationships, technology, and trademarks amounted to $37.7 million for the year ended January 1, 2023, $37.0 million for the year ended January 2, 2022, and $8.3 million and $5.1 million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively. The expense related to the amortization of intangibles is classified in administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.

Amortization expense is classified in administrative expenses on the consolidated statements of operations and comprehensive income (loss). Estimated future amortization expense is as follows:

(in thousands)	As of January 1, 2023
2023	$37,668
2024	37,668
2025	37,668
2026	37,668
2027	37,668
Thereafter	470,702
Total	$659,042
6.NOTES RECEIVABLE
The Company has undertaken a program in recent years to sell Company-managed DSD distribution routes to IOs. Contracts are executed between the Company and the IOs for the sale of the product distribution route, including a note in favor of the Company, in certain cases. The notes bear interest at rates ranging from 0.00% to 9.92% with terms ranging generally from one to ten years. The notes receivable balances due from IOs at January 1, 2023 and January 2, 2022 totaled $22.0 million and $27.2 million, respectively, and are collateralized by the routes for which the loans are made. The Company has a corresponding notes payable liability, related to the IOs notes receivables, of $21.1 million and $24.8 million at January 1, 2023 and January 2, 2022, respectively. The related notes payable liability is discussed in further detail within Note 8. "Long-Term Debt."
Other notes receivable totaled $0.1 million and $0.2 million as of January 1, 2023 and January 2, 2022, respectively.
7.ACCRUED EXPENSES AND OTHER
Current Accrued expenses and other consisted of the following:

(in thousands)	As of January 1, 2023	As of January 2, 2022
Accrued compensation and benefits	$38,974	$20,081
Operating ROU liability (see "Note 16. Leases")	12,389	9,152
Insurance liabilities	6,701	8,620
Accrued freight and manufacturing related costs	10,817	8,928
Acquisition tax consideration	1,131	5,660
Accrued dividends and distributions	7,989	4,189
Short term interest rate hedge liability	—	4,548
Accrued sales tax	100	1,300
Accrued interest	1,151	371
Other accrued expenses	12,760	8,431
Total accrued expenses and other	$92,012	$71,280
Non-current accrued expenses and other consisted of the following:

(in thousands)	As of January 1, 2023	As of January 2, 2022
TRA liability	$25,426	$24,443
Operating ROU liability (see "Note 16. Leases")	35,331	23,226
Supplemental retirement and salary continuation plans	6,512	8,117
Other long term accrued expenses	—	52
Total accrued expenses and other	$67,269	$55,838

8. LONG-TERM DEBT
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (as amended, the "ABL facility") in an initial aggregate principal amount of $100.0 million. The ABL facility was set to expire on the fifth anniversary of closing, or November 21, 2022. On April 1, 2020, the ABL facility was amended to increase the credit limit up to $116.0 million and to extend the maturity through August 22, 2024. On December 18, 2020, the ABL facility was amended to further increase the credit limit up to $161.0 million. On September 22, 2022, the ABL facility was amended to further increase the credit limit up to $175.0 million, and replaced the interest rate benchmark from LIBOR to SOFR. As of January 1, 2023 and January 2, 2022, $0.0 million and $36.0 million, respectively, were outstanding under this facility. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit and amounts borrowed. As of January 1, 2023 and January 2, 2022, $163.0 million and $96.9 million, respectively, was available for borrowing, net of letters of credit.

Standby letters of credit in the amount of $12.0 million and $10.3 million have been issued as of January 1, 2023 and January 2, 2022, respectively. The standby letters of credit are primarily issued for insurance purposes.
Term debt and financing obligations
On November 21, 2017, the Company entered into a First Lien Term Loan Credit Agreement (the "First Lien Term Loan”) in a principal amount of $535.0 million and a Second Lien Term Loan Credit Agreement (the “Second Lien Term Loan”, and collectively with the First Lien Term Loan, the "Term Loans”) in a principal amount of $125.0 million. The proceeds of the Term Loans were used to refinance the Company’s January 2017 credit facility and fund the acquisition of Inventure Foods and the repurchase of the predecessor membership units held by a minority investor.
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
The Company incurred closing and other costs associated with the Term Loans, which were allocated to each loan on a specific identification basis based on original principal amounts. Finance fees allocated to the First Lien Term Loan and the Second Lien Term Loan were $10.7 million and $4.1 million, respectively, which were presented net within "non-current portion of debt” on the consolidated balance sheets for the Predecessor periods. Deferred fees are amortized ratably over the respective lives of each term loan. Deferred fees associated with the term loans under the January 2017 credit agreement were fully expensed during 2017 and other deferred financing fees were derecognized as a result of the Business Combination as described in Note 1 "Operations and Summary of Significant Accounting Policies" and Note 2. "Acquisitions".
On October 1, 2019, the Company repaid the Second Lien Term Loan with the proceeds of the sale of preferred and common units by Series U, Series R, and SRS Leasing LLC, which together with its subsidiaries, were companies formed to acquire, hold and lease real estate to UQF prior to its merger into UQF on December 30, 2019. The Company accounted for the repayment of the Second Lien Term Loan as a debt extinguishment as the investors who purchased the preferred units and common units were not parties to the Second Lien Term Loan. The total repayment was $126.3 million, and resulted in a loss on early extinguishment of approximately $4.3 million.

Separately, on October 21, 2019, the Company entered into a Senior Secured First Lien Floating Rate Note (the "Secured First Lien Note”) in a principal amount of $125.0 million. Proceeds from the Secured First Lien Note were used primarily to finance the Kennedy Acquisition. The Secured First Lien Note requires quarterly interest payments, with a repayment of principal on the maturity date of November 21, 2024.

Term Loans

On December 14, 2020, the Company entered into a Bridge Credit Agreement with a syndicate of banks, led by Bank of America, N.A. (the "Bridge Credit Agreement”). The proceeds of the Bridge Credit Agreement were used to fund the Company’s acquisition of Truco and the IP Purchase (as defined below) from OTB Acquisition, LLC, in which the Company withdrew $490.0 million to finance the acquisition of Truco Holdco Inc. ("Truco" and such acquisition, the "Truco Acquisition") and certain intellectual property from OTB Acquisition, LLC (the "IP Purchase"). The Bridge Credit Agreement bears interest at an annual rate based on 4.25% plus 1 month LIBOR with scheduled incremental increases to the base rate, as defined in the Bridge Credit Agreement. The loan converts into an Extended Term Loan if the Loan remains open 365 days after the closing date. As of January 3, 2021, the outstanding balance of the Bridge Credit Agreement was $370.0 million, with $120.0 million being repaid from the exercise of the Company's warrants. Commitment fees and deferred financing costs on the Bridge Credit Agreement totaled $7.2 million, of which $2.6 million remained on the books as of January 3, 2021. On January 20, 2021, the Bridge Credit Agreement was repaid in full by the refinancing of term debt. In connection with Amendment No. 2 (as defined below), and a $12.0 million repayment in the first quarter of 2021, the outstanding balance of $370.0 million was repaid in full and the Bridge Credit Agreement was terminated.

On January 20, 2021, the Company entered into Amendment No. 2 to the Bridge Credit Agreement ("Amendment No. 2") which provided additional operating flexibility and revisions to certain restrictive covenants. Pursuant to the terms of Amendment No. 2, the Company raised $720 million in aggregate principal of Term Loan B ("Term Loan B") which bore interest at LIBOR plus 3.00%, and extended the maturity of the Bridge Credit Agreement to January 20, 2028. The proceeds were used, together with cash on hand and proceeds from our exercised warrants, to redeem the outstanding principal amount of existing Term Loan B and Bridge Credit Agreement of $410 million and $358 million, respectively. The refinancing was accounted for as an extinguishment. The Company incurred debt issuance costs and original issuance discounts of $8.4 million.

On June 22, 2021, the Company entered into Amendment No. 3 to the Bridge Credit Agreement ("Amendment No. 3"). Pursuant to the terms of Amendment No. 3, the Company increased the principal balance of Term Loan B by $75.0 million to bring the aggregated balance of Term Loan B proceeds to $795.0 million. The Company incurred additional debt issuance costs and original issuance discounts of $0.7 million related to the incremental funding.
On October 12, 2022, the Company, through its subsidiaries UQF, Kennedy and Condor Snack Foods, LLC (together with UQF and Kennedy, the “Real Estate Financing Borrowers”), entered into a loan agreement (the “Real Estate Term Loan”) with City National Bank which was secured by a majority of the Real Estate Financing Borrowers’ real estate assets. The Real Estate Term Loan holds a principle balance of $88.1 million, with net proceeds of approximately $85.0 million after transaction fees and expenses. The Real Estate Term Loan has a ten-year maturity and amortizes approximately $3.5 million in principal annually, with a balloon payment due at maturity. The Company used a portion of the proceeds from the Real Estate Term Loan to pay off the ABL facility. The Real Estate Term Loan contains a single financial maintenance covenant consisting of a fixed charge coverage ratio that is tested quarterly only during a covenant trigger period consistent with the existing ABL facility. Concurrent with the closing of the Real Estate Term Loan, UQF entered into an interest rate swap transaction to fix the effective interest rate at approximately 5.929%, as discussed in further detail within "Note 9. Derivative Financial Instruments and Purchase Commitments”.

The Term Loan B and the ABL facility are collateralized by substantially all of the assets and liabilities of UBH and its subsidiaries excluding the real estate assets secured by the Real Estate Term Loan, including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with its financial covenants as of January 1, 2023.

Long-term debt consisted of the following:

Debt (in thousands)	Issue Date	Principal Balance	Maturity Date	January 1, 2023	January 2, 2022
Term loan B(1)	June-21	$795,000	January-28	$779,286	$787,236
Real Estate Loan				88,140	—
Equipment loans(2)				54,053	25,958
Miscellaneous equipment loans				—	697
ABL facility(3)				—	36,000
Net impact of debt issuance costs and original issue discounts				(9,672)	(7,929)
Total long-term debt				911,807	841,962
Less: current portion				(18,472)	(11,414)
Long term portion of term debt and financing obligations				$893,335	$830,548
(1) On September 22, 2022, the Company entered into Amendment No. 4 to the Bridge Credit Agreement ("Amendment No. 4"), which replaced the interest rate benchmark from LIBOR to SOFR. The weighted average interest rate on the Term Loan B debt for the 52 weeks ended January 1, 2023 and the 52 weeks ended January 2, 2022 was 4.93% and 3.24%, respectively.
(2) In July 2021, the Company entered into two separate finance lease obligations with Banc of America Leasing & Capital, LLC, which have been treated as secured borrowing. The Company has made a series of draws upon these agreements throughout fiscal year 2021 totaling $26.5 million and has drawn a total of $32.4 million in fiscal year 2022. These draws bear interest ranging from 3.26% through 5.77% and have varying maturities up through 2028.
(3) The facility bore interest at an annual rate based on LIBOR, or SOFR plus a 0.10% credit spread adjustment after the amendment on September 22, 2022, plus an applicable margin of 1.50% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.50% (ranging from 0.50% to 1.00%). The Company generally utilizes the prime rate for amounts that the Company expects to pay down within 30 days, the interest rate on the facility as of January 1, 2023 and January 2, 2022, was 8.25% and 3.75%, respectively, under the prime rate. The Company elects to use the LIBOR, prior to the amendment on September 22, 2022 which changed the reference rate to SOFR as described above, for balances that are expected to be carried longer than 30 days, the interest rate on the ABL facility as of January 1, 2023 was 6.17%.
As of January 1, 2023, the minimum debt repayments under term debt and financing obligations consisted of the following:

(in thousands)
2023	$18,472
2024	18,773
2025	18,889
2026	17,797
2027	14,979
Thereafter	832,569
Total	$921,479
Term loan B, the Revolving Credit Facility, and the equipment loans are debt of UBH and its’ subsidiaries. There are no material differences between the financial statements of UBI and consolidated subsidiaries and the financial statements of UBH and consolidated subsidiaries, except for the Warrant liability and associated gain (loss) on remeasurement of warrant liability as described in "Note 17. Warrants” and the Tax Receivable Agreement described in "Note 2. Acquisitions” and accrued dividends to shareholders which flow out of UBH.

Other Notes Payable and Capital Leases
During the first fiscal quarter of 2022, the Company bought out and terminated the contracts of multiple distributors who had previously been providing services to the Company. These transactions were accounted for as contract terminations and asset purchases and resulted in expense of $23.0 million for the 52 weeks ended January 1, 2023. The outstanding payable balance of these transactions was $0.5 million as of January 1, 2023.

During the first fiscal quarter of 2020, the Company purchased intellectual property that include a deferred purchase price of $0.5 million, of which $0.3 million and $0.4 million was outstanding as of January 1, 2023 and January 2, 2022, respectively.
During the third quarter of 2021, the Company recorded liabilities related primarily to reclaiming distribution rights from distributors, of which $1.3 million was outstanding as of January 2, 2022. There was no balance outstanding as of January 1, 2023.
Amounts outstanding under notes payable consisted of the following:

(in thousands)	As of January 1, 2023	As of January 2, 2022
Note payable – IO notes	$21,098	$24,822
Finance lease obligations(1)	10,995	8,166
Other	835	1,678
Total notes payable	32,928	34,666
Less: current portion	(12,589)	(9,957)
Long term portion of notes payable	$20,339	$24,709
(1) See “Note 16. Leases” for further discussion on our finance lease obligations.
During fiscal year 2019, the Company sold $33.2 million of notes receivable from IOs on its books for $34.1 million in a series of transactions to a financial institution. During fiscal year 2021, the Company sold an additional $11.8 million of notes receivable from IOs on its books for $12.5 million in a series of transactions to a financial institution. During fiscal year 2022, the Company sold an additional $5.0 million of notes receivable from IOs on its books for $5.0 million to a financial institution. Due to the structure of these transactions, they did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding notes receivable also remained on the Company’s books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through June 2032. The Company partially guarantees the outstanding loans, as discussed in further detail within "Note 12. Contingencies”. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
Interest Expense
Interest expense consisted of the following:

	Successor			Predecessor
(in thousands)	For the Fiscal Year Ended January 1, 2023	For the Fiscal Year Ended January 2, 2022	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020
Company’s ABL facility and other long-term debt	$41,231	$29,270	$7,911	$23,350
Amortization of deferred financing fees	1,933	3,847	4,721	1,743
IO loans	1,260	1,591	669	1,566
Total interest	$44,424	$34,708	$13,301	$26,659

9.DERIVATIVE FINANCIAL INSTRUMENTS AND PURCHASE COMMITMENTS
Derivative Financial Instruments
To reduce the effect of interest rate fluctuations, the Company entered into a three-year interest rate swap contract on September 6, 2019, with an effective date of September 30, 2019, with a counter-party to make a series of payments based on a fixed interest rate of 1.339% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams were based on a notional amount of $250 million. On December 21, 2021, with an effective date of December 31, 2021, the Company entered into an accreting interest rate swap contract with a counter-party to make a series of payments based on a fixed interest rate of 1.3885% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams were based on a notional amount of $250 million and have accreted to $500 million and maturing on September 30, 2026. Effective on September 30, 2022 the Company amended the swap contract to reference the 1-month SOFR plus a credit spread adjustment (“CSA”) of 11.448 basis points, as well as setting the new fixed rate to 1.408%; under this amended swap agreement the Company will receive a series of payments based on the greater of SOFR plus CSA, or 0.00%. On October 12, 2022 and effective on November 1, 2022, the Company entered into a 10-year swap contract, with an effective date of November 1, 2022, with a counter-party to make a series of payments based on a fixed interest rate of 3.829% and receive a series of payments based on the greater of the 1-month SOFR or 0.00%. The agreement covers $88.1 million as of January 1, 2023. This swap effectively fixes the rate of the Real Estate Term Loan to 5.929%. The balance that the hedge covers is designed to abate as principle payments on the Real Estate Term Loan are made. The Company entered into these transactions to reduce its exposure to changes in cash flows associated with the Real Estate Term Loan and has designated this derivative as a cash flow hedge. At January 1, 2023, the effective fixed interest rate on the long-term debt hedged by these contracts was 5.5%. For further treatment of the Company’s interest rate swap, refer to "Note 10. Fair Value Measurements” and "Note 13. Accumulated Other Comprehensive (Loss) Income.”

Warrant Liabilities
The Company has outstanding warrants which are accounted for as derivative liabilities pursuant to ASC 815-40. See Note 17. "Warrants" for additional information on our warrant liabilities. A reconciliation of the changes in the warrant liability during the year ended January 1, 2023 is as follows:

(in thousands)
Fair value of warrant liabilities as of January 2, 2022	$46,224
Gain on remeasurement of warrant liability	(720)
Fair value of warrant liabilities as of January 1, 2023	$45,504

Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $54.0 million as of January 1, 2023.  The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment gains (losses) totaling $0.0 million for the year ended January 1, 2023, $1.0 million for the year ended January 2, 2022, and $0.9 million and $(0.7) million for the Successor period from August 29, 2020 to January 3, 2021 and for the Predecessor period from December 30, 2019 to August 28, 2020, respectively.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of January 1, 2023:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$72,930	$—	$—	$72,930
Commodity contracts	—	1,586	—	1,586
Interest rate swaps	—	45,088	—	45,088
Total assets	$72,930	$46,674	$—	$119,604
Liabilities:
Private placement warrants	$—	$45,504	$—	$45,504
Debt	—	911,807	—	911,807
Total liabilities	$—	$957,311	$—	$957,311
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

11.SHARE-BASED COMPENSATION
For the periods presented, compensation expense included primarily in selling, distribution, and administrative expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Successor			Predecessor
(in thousands)	Year Ended January 1, 2023	Year Ended January 2, 2022	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020
RSUs	$5,136	$8,574	$6,176	$—
PSUs	2,253	1,228	401	—
Stock Options	1,056	493	213	—
Pre-tax compensation expense	8,445	$10,295	$6,790	$—
Related income tax benefit	(3,452)
Impact to net income	$4,993
The tax benefit recognized from the share-based compensation expense is nominal prior to the year ended January 1, 2023 due to a full valuation allowance.
Unrecognized compensation expense related to nonvested share-based compensation grants was as follows:

(in thousands)	As of January 1, 2023	As of January 2, 2022
RSUs	$8,710	$1,248
PSUs	7,791	1,710
Stock Options	1,945	1,044
Total	$18,446	$4,002
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
As a result of the Business Combination, the Company converted the Phantom Units under the 2018 LTIP into 2020 LTIP RSUs, which settled into 1,479,445 shares of Class A Common Stock. The fair value of the Phantom Units being replaced was approximately $11.2 million at the Closing, which was attributable to the pre-combination service period and was included in the purchase price of the Business Combination. The fair value of the 2020 LTIP RSUs at the Closing of the Business Combination in excess of the fair value of the replaced Phantom Units attributable to the pre-combination period was approximately $13.9 million and is attributable to the post-combination requisite service period. All 2020 LTIP RSUs settled January 3, 2022.

Restricted Share Units
Under the Utz Brands, Inc. 2020 Omnibus Equity Incentive Plan (as amended, the “2020 Plan”), the Company grants restricted stock units (“RSUs” representing the right to receive one share of the Company’s Class A Common Stock upon vesting, provided that the recipient remains employed with the Company through the vesting and subject to certain forfeiture conditions and restrictions. The RSUs vest according to specific vesting conditions set forth in the RSU award agreements. RSUs that become vested also generally entitle the holder to be credited with dividend equivalent payments in cash, with such dividend equivalents payable when, and to the extent, the RSUs are settled (or such accrued dividend equivalents will be forfeited to the extent the RSUs are forfeited).

Performance Share Units
The Company issues performance share units (“PSUs”) under the 2020 Plan, which provide the participant with the opportunity to earn shares of the Company’s Class A Common Stock if the Company achieves certain performance goals determined by the administrator of the 2020 Plan. All PSUs granted since the adoption of the 2020 Plan contain vesting based on the Company’s performance with respect to relative total stockholder return. The number of shares subject to the PSUs that vest and are settled at the end of each performance period is based on the Company’s cumulative total stockholder return relative to the total stockholder returns of members of a peer group, which is typically consistent with the peer group used for compensation disclosures.

At the end of the performance period, the Company’s total stockholder return position is ranked relative to the total stockholder returns of each member of the performance peer group. The Company’s performance is measured against the companies in the performance peer group that remain within the performance peer group for the entire performance period. The total number of PSUs that vest is based on the ranking of the Company’s total stockholder return relative to the total stockholder return of each of the Company’s peer companies, and ranges from a 200% payout for ranking in the 90th percentile or above to 0% payout for ranking below the 30th percentile with percentiles interpolated between these payouts.
PSUs that become vested also generally entitle the holder to be credited with dividend equivalent payments in cash, with such dividend equivalents payable when, and to the extent, the PSUs are settled (or such accrued dividend equivalents will be forfeited to the extent the PSUs are forfeited).
Because the PSUs vest based on market conditions, Monte Carlo simulation models were used to determine the grant-date fair value of the PSUs. The assumptions used in the Monte Carlo simulation models included weighted average expected terms ranging from 2.8 years to 3.0 years, weighted average expected volatility ranging from 40.0% to 53.6%, and weighted average risk-free rates ranging from 0.2% to 3.9%.

Performance Stock Units and Restricted Stock Units	Number of Units	Weighted-average grant date fair value for equity awards (per unit)	Weighted Average Remaining Contractual Term
Outstanding at beginning of year	$267,359	$22.13	2.3 Years
Granted	1,168,498	17.69
Vested	(90,923)	20.98
Forfeited	(56,592)	19.67
Outstanding and exercisable at end of year	$1,288,342	$18.27	1.8 Years

Stock Options
The Company granted its Executive Leadership Team non-qualified stock options exercisable for Class A Common Stock of the Company, provided that the exercise of such stock options was contingent upon the Company filing a Form S-8 with the SEC, which occurred on November 2, 2020. For non-cash, stock-based awards exchanged for employee services, the Company measures stock-based compensation on the grant date, based on the fair value of the award, and recognizes expense over the requisite service period, which for the Company is generally the vesting period. To estimate the fair value of an award, the Company uses the Black-Scholes pricing model. This model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. For all grants during fiscal year 2022 and the Successor period between August 28, 2020 through January 3, 2021, the Company calculated the expected term based on the simplified method as allowable under ASC 718 due to a lack of sufficient trading history for the Company’s Class A Common Stock. The use of this method effectively assumes that exercise occurs evenly over the period from vesting until expiration, and therefore the expected term is the midpoint between the service period and the contractual term of the award. The Company estimates the volatility of its Class A Common Stock by analyzing its historical volatility and considering volatility data of its peer group and their implied volatility. The Company recognizes forfeitures when they occur.

Options issued under the 2020 Plan generally have a maximum contractual life of 10 years from the grant date and must be issued with an exercise price equal to or greater than the fair market value of the shares of Class A Common Stock on the date of grant, as determined by the administrator of the 2020 Plan. Subject to continued employment, 50% of these options vested on December 31, 2022 and 50% will vest on December 31, 2023. The Company granted stock options with an aggregate of 286,268 shares of Class A Common Stock underlying such options on August 28, 2020 and the exercise price per share of the options was determined to be the Company’s closing share price of $16.34 on August 28, 2020, pursuant to the terms of the 2020 Plan. The fair value of each stock option granted was determined to be $7.38 using the Black-Scholes Option Pricing Model based on an expected volatility of 46.8%, expected option term of approximately 6.4 years, and risk-free rate of return of 0.4%. The risk-free rates are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

On January 31, 2022, the Company granted its Executive Leadership Team stock options exercisable for Class A Common Stock of the Company. Subject to continued employment, 100% of these options will vest and become exercisable on December 31, 2024. The Company granted stock options with an aggregate of 377,550 shares of Class A Common Stock underlying such options, on January 31, 2022 and the exercise price of these options is the Company’s closing share price of $15.51 on January 31, 2022. The fair value of each stock option granted was determined to be $6.06 using the Black-Scholes Option Pricing Model based on an expected volatility of 40.0%, expected option term of approximately 6.4 years, and risk-free rate of return of 1.4%. The risk-free rates are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. In May 2022, an additional 16,923 awards were granted.

Stock Options	Number of Units	Weighted-Average Grant Date Fair Value for Equity Awards (per unit)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at beginning of year	286,268	$5.97	2.3 Years
Granted	394,473	6.01
Vested	(127,727)	—
Forfeited	(30,811)	6.11
Outstanding and exercisable at end of year	522,203	$5.60	1.8 Years	0.00

(1) The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal period. Options with a market value less than its exercise value are not included in the intrinsic value amount.

Employee Stock Purchase Plan

On December 10, 2020, the Board of Directors approved the 2021 Employee Stock Purchase Plan ("ESPP”), subject to stockholder approval. The ESPP was effective January 1, 2021, and purchase rights may be granted under the ESPP prior to stockholder approval, but no purchase rights may be exercised unless and until stockholder approval is obtained.

Under the ESPP, associates are offered the option to purchase discounted shares of Class A Common Stock during offering periods designated by the administrator. Each offering period will be one year, consisting of two six-month purchase periods, commencing on each January 1 and July 1 following the effective date of the ESPP. Shares are purchased on the applicable exercise dates, which is the last trading day of each purchase period. The ESPP permits participants to purchase the Company’s Class A Common Stock at a purchase price not less than 85% of the lesser of (i) the “fair market value” of a share on the first day of a purchase period, rounded up to the nearest whole cent per share and (ii) the “fair market value” of a share on the purchase date of such purchase period, rounded up to the nearest whole cent per share, subject to limits set by the Internal Revenue Code of 1986, as amended (the “Code”) and the ESPP. The purchase price used was 90% in 2021 and 92.5% in 2022.

The maximum number of shares of the Company’s Class A Common Stock available for sale under the ESPP shall not exceed in the aggregate 1,500,000 shares, and may be unissued shares or treasury shares or shares bought on the market for purposes of the ESPP. As of January 10, 2022, 1,233,310 shares of Class A common stock remain available for issuance under the ESPP. For the year ended January 1, 2023, the Company granted 138,096 shares with a fair value of $2.0 million, and the Company recognized compensation expense of $0.4 million. For the year ended January 2, 2022, the Company granted 128,642 shares with a fair value of $2.7 million, and the Company recognized compensation expense of $0.5 million.

12.CONTINGENCIES
Litigation Matters
The Company is involved in litigation and other matters incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations or cash flows.
Tax Matters
The Company received an assessment from the Commonwealth of Pennsylvania pursuant to a sales and use tax audit for the period from January 1, 2014 through December 31, 2016. As of January 2, 2022, the Company had a reserve of $1.3 million to cover the assessment. On January 7, 2022, the Company settled a tax audit with the Commonwealth of Pennsylvania pursuant to which the Company paid the Commonwealth of Pennsylvania $0.9 million.

Guarantees
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $1.5 million and $2.2 million at January 1, 2023 and January 2, 2022, respectively, all of which was recorded by the Company as off balance sheet arrangements. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $36.0 million and $18.6 million at January 1, 2023 and January 2, 2022, respectively, which are accounted for as an off balance sheet arrangement. As discussed in "Note 8. Long-Term Debt”, the Company also sold notes receivable on its books to Bank of America during fiscal year 2019, fiscal year 2021, and fiscal year 2022, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at January 1, 2023 and January 2, 2022 was $17.9 million and $19.7 million, respectively. Due to the structure of the transactions, the sale did not qualify for sale accounting treatment, and as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding note receivable also remained on the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $3.4 million and $4.9 million at January 1, 2023 and January 2, 2022, respectively, all of which were included in the Company's Consolidated Balance Sheets. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.

Unclaimed Property
The Company was notified in September 2016 that several states requested an audit of the Company’s unclaimed property practices. The states initiating the audit include Connecticut, Idaho, Maryland, Massachusetts, New Hampshire, New York, South Dakota, and Tennessee but was later expanded to include a total of 22 states. The audit is limited to UQF and does not include any other legal entities. The audit consists of three components including accounts payable, payroll, and accounts receivable customer over-payments. The Company recorded accruals of $0.1 million and $0.2 million which have been included in the other accrued expenses section of the balance sheet as of January 1, 2023 and January 2, 2022 to cover the estimated assessment.

13.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Total accumulated other comprehensive income was $51.0 million as of January 1, 2023 and $3.7 million as of January 2, 2022. Total accumulated other comprehensive income (loss) consists solely of unrealized gains (losses) from the Company’s derivative financial instruments accounted for as cash flow hedges.
Changes to the balance in accumulated other comprehensive income (loss) were as follows:

Successor
(in thousands)	Gains on Cash Flow Hedges
Balance as of August 29, 2020	$—
Unrealized gain on cash flow hedges	924
Balance as of January 3, 2021	924
Unrealized gain on cash flow hedges	2,791
Balance as of January 2, 2022	3,715
Unrealized gain on cash flow hedges	47,279
Balance as of January 1, 2023	50,994
Less balance attributable to noncontrolling interest as of January 1, 2023	(20,217)
Balance attributable to controlling interest as of January 1, 2023	$30,777

Predecessor
(in thousands)	Loss on Cash Flow Hedges
Balance as of December 29, 2019	$1,408
Unrealized loss on cash flow hedges	(7,463)
Balance as of August 28, 2020	$(6,055)

14.SUPPLEMENTARY CASH FLOW INFORMATION

(in thousands)	Year Ended January 1, 2023	Year Ended January 2, 2022	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020
Cash paid for interest	$41,711	$31,638	$9,200	$28,800
Refunds related to income taxes	$4,663	$726	$118	$200
Payments for income taxes	$6,988	$3,653	$528	$500

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

The (benefit) provision for income taxes was as follows:

	Successor			Predecessor
(in thousands)	Year Ended January 1, 2023	Year Ended January 2, 2022	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020
Current:
Federal	$4,038	$1,553	$—	$—
State	1,403	2,010	(219)	1,301
Total current	5,441	3,563	(219)	1,301
Deferred:
Federal	(20,986)	(1,949)	(528)	3,197
State	(8,374)	6,472	480	(525)
Total deferred	(29,360)	4,523	(48)	2,672
Total	$(23,919)	$8,086	$(267)	$3,973

A reconciliation of the expected statutory federal tax and the total income tax (benefit) expense was as follows:

	Successor			Predecessor
(in thousands)	Year Ended January 1, 2023	Year Ended January 2, 2022	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020
Federal statutory rate (21%)	$(7,972)	$3,378	$(22,715)	$1,552
State income taxes, net of federal benefit	(2,435)	6,440	393	641
Pre-transaction loss of Utz Brands Holdings, LLC	—	—	—	1,752
Investment in Utz Brands Holdings, LLC	31	(31)	(23,844)	—
Noncontrolling interest in Utz Brands Holdings, LLC	2,792	2,448	1,497	—
Valuation allowance	(17,177)	5,195	25,121	—
Remeasurement of warrant liability	(151)	(7,702)	19,288	—
Return to provision	(79)	(771)	—	—
Permanent book to tax differences	—	(593)	—	—
Credits	(201)	(239)	—	—
IRC §162(m)	875	191	—	—
Nondeductible expenses	12	12	—	8
Other	386	(242)	(7)	20
	$(23,919)	$8,086	$(267)	$3,973

The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at January 1, 2023 and January 2, 2022:

(in thousands)	As of January 1, 2023	As of January 2, 2022
Deferred Tax Assets:
Accrued expenses	$390	$716
Pension, retirement and other benefits	449	501
Inventories, including uniform capitalization	320	664
Investment in Utz Brands, LLC, operations	25,237	25,454
Acquisition costs	708	818
Net operating losses	22,291	24,481
IRC §163(j)	7,480	1,980
Credits	422	224
Charitable contributions	98	38
Other deferred tax assets	215	203
Total gross deferred tax assets	57,610	55,079
Valuation allowance	(27,339)	(43,523)
Net deferred tax assets	30,271	11,556
Deferred Tax Liabilities:
Plant and equipment, accelerated depreciation	(13,984)	(16,149)
Intangibles	(71,883)	(79,861)
Investment in Utz Brands Holdings, LLC, nonreversing	(68,957)	(51,455)
Other deferred tax liabilities	(249)	(425)
Total deferred tax liabilities	(155,073)	(147,890)
Net deferred tax liabilities	$(124,802)	$(136,334)

As of January 1, 2023, the Company recorded an additional deferred tax liability of $18.1 million related to the outside book basis of the Company’s investment in Utz Brands Holdings, LLC.

The U.S. federal government enacted the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) on March 27, 2020, the Consolidated Appropriations Act, 2021 on December 27, 2020, and the Inflation Reduction Act of 2022 on August 16, 2022, none of which had a material impact on our provision for income taxes.

Net Operating Loss and Tax Credit Carryforward

As of January 1, 2023 and January 2, 2022, the Company and certain subsidiaries have federal net operating loss ("NOL") carryforwards of $93.6 million and $96.1 million, respectively. Of these, $32.4 million will expire, if not utilized, by 2037.

As of January 1, 2023 and January 2, 2022, the Company and certain subsidiaries also have state NOL carryforwards in the amount of $45.9 million and $75.9 million, respectively. The state NOL carryforwards continue to expire in 2022, however, some state NOL's are able to be carried forward indefinitely.

As of January 1, 2023 and January 2, 2022, the Company and certain subsidiaries have federal tax credit carryforwards in the amount of $0.4 million and $0.2 million, respectively.

As of January 1, 2023 and January 2, 2022, certain subsidiaries have nominal state tax credit carryforwards.

Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the "change in ownership” provisions of the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

Valuation Allowance

The Company recorded a valuation allowance of $27.3 million and $43.5 million at January 1, 2023 and January 2, 2022, respectively. In determining the need for a valuation allowance, the Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit use of the existing deferred tax assets ("DTA's”). As of January 1, 2023, a significant piece of objective negative evidence evaluated was the three-year cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTA's such as some of the investment in Utz Brands Holdings, LLC, federal operating losses subject to annual limitations due to "change in ownership” provisions, and state net operating losses where the Company does not expect to continue to have nexus. Therefore, a valuation allowance has been recorded against the DTA's for which it is more-likely-than-not they will not be realized. The Company has DTA’s related to its investment in partnership that are expected to be realized in the ordinary course of operations or generate future net operating losses for which a portion will have an indefinite carryforward period. Additionally, the Company has deferred tax liabilities ("DTL’s”) related to its investment in the partnership that will not reverse in the ordinary course of business and will only reverse when the partnership is sold or liquidated. The Company has no intention of disposing of or liquidating the partnership and therefore has not considered the indefinite lived DTL as a source of income to offset other DTA’s. In weighing positive and negative evidence, both objective and subjective, including its three-year cumulative loss and the ability to offset DTA’s with definite lived DTL’s, the Company has recorded a valuation allowance against its DTA’s related to net operating losses and deductible book/tax differences and recorded a DTL primarily related to the book over tax basis in the investment in the partnership that will not reverse in the ordinary course of operations. The Company considered that an indefinite lived DTL may be considered as a source of taxable income for an indefinite lived DTA; however, given our indefinite lived DTL will only reverse upon sale or liquidation, the Company determined that it was more appropriate to record a valuation allowance against a portion of its DTA’s. The amount of DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

The net change in valuation allowance of $16.2 million was recorded as a decrease to income tax expense for $17.2 million offset and an adjustment to equity for $1.0 million. As of each reporting date, the Company considers new evidence, both positive and negative, that could affect the future realization of DTA’s. The Company considered the objectively verifiable financial performance in the second half of 2022, while neither relying on projections of income nor incorporating them into the scheduling exercise for the reversal of existing taxable temporary differences. The scheduling exercise concludes that it is more likely than not that a future tax benefit will be realized on DTA’s recorded for the Company’s operational investment in UBH, federal and state NOL’s, and other deferred tax assets to the extent of the income from reversing taxable temporary differences. Accordingly, the Company recorded a net valuation release of $15.6 million in January 1, 2023. The remaining valuation allowance release of $0.6 million as of January 1, 2023 relates to subsidiary federal and state NOL’s, and credits.

As of January 1, 2023, tax years 2019 through 2022 remain open and subject to examination by the Internal Revenue Service and the majority of the states where the Company has nexus, and tax years 2018 through 2022 remain open and subject to examination in selected states that have a four year statute of limitations.

Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of January 1, 2023 and January 2, 2022.

Tax receivable agreement liability

Pursuant to an election under section 754 of the Internal Revenue Code, the Company obtained an increase in its share of the tax basis in the net assets of UBH when it was deemed to purchase UBH units from the UPA Seller and purchased UBH units from the Continuing Members per the Business Combination. The Continuing Members have the option to exchange UBH units along with the forfeiture of a corresponding number of Class V Common Stock of the Company for UBI common stock post-Business Combination. The Company intends to treat any such exchanges as direct purchases for U.S. federal income tax purposes, which is expected to further increase its share of the tax basis in the net assets of UBH. The increases in tax basis may reduce the amounts the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

Pursuant to the Business Combination Agreement, the Company entered into the Tax Receivable Agreement in connection with the Business Combination (the “Tax Receivable Agreement” or “TRA”), which provides for the payment by the Company of 85% of the amount of any tax benefits realized as a result of (i) increases in the share of the tax basis in the net assets of UBH resulting from the Business Combination and any future exchanges by the Continuing Members of UBH units for UBI common stock; (ii) tax basis increases attributable to payments made under the TRA; and (iii) tax amortization deductions attributable to the acquisition of Kennedy Endeavors, LLC and the election to treat the transaction as an asset deal for tax purposes (the "TRA Payments"). The rights of each party under the TRA other than the Company are assignable, subject to certain restrictions. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable, among other factors.

As of January 1, 2023, the Company recorded a TRA liability of $25.4 million, but it has a total liability of $39.8 million related to its projected obligations under the TRA. The total TRA liability includes $25.4 million that relates to payments that originated with the Business Combination and the acquisition of Kennedy and $14.4 million that relates to equity transactions that occurred during the 4th quarter 2020 and 3rd quarter 2021. The Company recorded a partial valuation allowance on its DTA, that fully covers the tax basis that originated with the 4th quarter 2020 and 3rd quarter 2021 equity transactions as they are not more likely than not to be realized based on the positive and negative evidence that the Company considered. The Company has not recorded the $14.4 million of TRA liability that relates to the 4th quarter 2020 and 3rd quarter 2021 equity transactions as the liability is not probable under ASC 450 since the related DTA is not more likely than not to be realized as evidenced by the valuation allowance. The Company will continue to monitor positive and negative evidence to analyze its valuation allowance and it believes that sufficient positive evidence may arise to permit the release of a significant portion of its valuation allowance. If that were to occur, it would result in the need to record $14.4 million of additional TRA liability for 4th quarter 2020 and 3rd quarter 2021 equity transactions, which would result in a non-cash charge to pretax results.

16.LEASES

We determine if a contractual arrangement is a lease at inception. Our lease arrangements provide the Company the right to utilize certain specified tangible assets for a period of time in exchange for consideration. Our leases primarily relate to building space, vehicles, and equipment. Our leases generally have remaining terms ranging from one month to twelve years.

We separate lease components from vehicles leases and do not separate non-lease components from our building leases for the purposes of measuring our lease liabilities and assets. Our leases consist of operating leases which are presented within current accrued expenses and other, non-current accrued expenses and other, and finance leases are presented within current portion of other notes payable, and non-current portion of other notes payable on our consolidated balance sheets. Leases with an initial term of 12 months or lease are not recorded on the balance sheet.

We recognize a lease liability and a right-of-use asset at the lease commencement date based on the present value of future lease payments over the lease term discounted using our incremental borrowing rate. As many of our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments.

We recognize operating lease expenses on a straight-line basis over the term of the lease within operating expenses. Expenses associated with our finance leases consists of two components, including interest on our outstanding finance lease obligations and amortization of the related right-of-use assets. The interest component is recorded in interest expense and depreciation of the finance lease asset is recognized over a straight-line basis over the term of the lease within cost of goods sold, selling expenses, and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

Our leases do not contain material residual value guarantees or material restrictive covenants. Some of our leases include optional renewal periods or termination provisions which we assess at inception to determine the term of the lease, subject to reassessment in certain circumstances.

The following table presents lease expense we have recorded on our consolidated statements of operations for the years ended January 1, 2023 and January 2, 2022:

(in thousands)	Fiscal Year Ended January 1, 2023	Fiscal Year Ended January 2, 2022
Finance lease expense:
Amortization of finance ROU asset	$2,585	$2,553
Interest of finance ROU asset	318	254
Total finance lease expense	2,903	2,807
Operating lease expense (1)	16,679	9,118
Total lease expense	$19,582	$11,925

(1) Included variable and short-term lease expense of $3.2 million and $3.8 million, respectively, for the year ended January 1, 2023, and $2.1 million and $3.4 million, respectively, for the year ended January 2, 2022.

Finance leases, net, are included in Property, Plant and Equipment as follows:

(in thousands)	As of January 1, 2023	As of January 2, 2022
Leases	$16,340	$10,863
Less: accumulated depreciation	5,571	2,863
Leases, net	$10,769	$8,000

Maturities of lease liabilities as of January 1, 2023:

(in thousands)	Operating Leases	Finance Leases	Total
2023	$14,479	$3,261	$17,740
2024	10,697	2,819	13,516
2025	9,405	2,176	11,581
2026	7,612	1,894	9,506
2027	5,057	1,356	6,413
2028 and thereafter	5,519	659	6,178
Total undiscounted obligations (1)	52,769	12,165	64,934
Less imputed interest	(5,049)	(1,170)	(6,219)
Present value of lease obligations (1)	$47,720	$10,995	$58,715

(1) Excludes lease undiscounted obligations for buildings which the Company has entered into but which have not commenced as of January 1, 2023, totaling $1.0 million.

The following table summarizes supplemental balance sheet information related to leases as of January 1, 2023 and January 2, 2022:

	As of January 1, 2023		As of January 2, 2022
(in thousands, except lease term and discount rate)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU asset, non-current(1)	$46,075	$10,769	$31,664	$8,000

Lease liability, current	$12,389	$2,839	$9,152	$2,377
Lease liability, non-current	35,331	8,156	23,226	5,789
Total lease liabilities	$47,720	$10,995	$32,378	$8,166

Weighted average remaining lease term (in years)	4.8	4.4	4.6	4.3
Weighted average discount rate	3.22%	4.43%	2.85%	2.95%

(1) Finance ROU assets are reflected within property, plant, and equipment, net on our consolidated balance sheets and operating leases ROU assets are reflected within other assets on our consolidated balance sheets.

The following table presents other information related to leases for the year ended January 1, 2023 (in thousands):

Fiscal Year Ended January 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,531
Operating cash flows from finance leases	$318
Financing cash flows from finance leases	$2,585
Leased assets obtained in exchange for new lease liabilities	$31,337

17.     WARRANTS

Prior to the Business Combination, CCH issued 15,833,332 warrants that were initially sold by CCH in its initial public offering of securities (the "Public Warrants”), including 1,166,666 warrants issued pursuant to those certain Forward Purchase Agreements entered into by CCH, the Sponsor, and each of the independent directors of CCH (the "Forward Purchase Agreements”) that were issued at the closing of the Business Combination as part of the Forward Purchase Agreement discussed below (the "Forward Purchase Warrants”), and 7,200,000 warrants initially sold to the Sponsor simultaneously with the closing of its initial public offering (the "Private Placement Warrants,” collectively, with the Public Warrants and Forward Purchase Warrants, the "Warrants”). As a result of the Business Combination, the Company assumed the CCH warrants and such warrants are now exercisable for shares of UBI Class A Common Stock instead of Class A ordinary shares of CCH. All other features of the warrants remain unchanged. On December 14, 2020, the Company provided notice to the holders of the Public Warrants and Forward Purchase Warrants that their warrants would be redeemed in accordance with the original terms on January 14, 2021. As of January 1, 2023, there were 7,200,000 Private Placement Warrants outstanding and all Public Warrants and Forward Purchase Warrants have been exercised (except for the Public Warrants that were redeemed by the Company on January 14, 2021). As of January 2, 2022, there were 7,200,000 Private Placement Warrants outstanding and all Public Warrants and Forward Purchase Warrants have been exercised (except for the Public Warrants that were redeemed by the Company on January 14, 2021).

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

The Warrants are accounted for as derivative liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity ("ASC 815-40”), due to certain settlement provisions in the corresponding warrant agreement that do not meet the criteria to be classified in stockholders’ equity. Pursuant to ASC 815-40, the Warrants are now classified as a liability at fair value on the Company’s Consolidated Balance Sheet, and the change in the fair value of such liability in each period is recognized as a non-cash gain or loss in the Company’s Consolidated Statements of Operations and Comprehensive Income (loss). The Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the Warrants recognized.

The remeasurement of the warrant liability resulted in a gain (loss) of $0.7 million for the year ended January 1, 2023 and $36.7 million for the year ended January 2, 2022, and $(91.9) million for the Successor period from August 29, 2020 to January 3, 2021. Such gain (loss) is not attributable to the noncontrolling interest. The Predecessor did not have warrants and as such no remeasurement of warrant liability is recorded for the predecessor period from December 30, 2019 to August 28, 2020.

18.SIGNIFICANT CUSTOMERS

The following tables represents our net sales concentrations and accounts receivable concentration for our three largest customers by net sales.

Net sales concentrations:

	Successor			Predecessor
Customer	Year Ended January 1, 2023	Year Ended January 2, 2022	From August 29, 2020 through January 3, 2021	From December 30, 2019 through August 28, 2020
Customer A	12%	15%	11%	12%
Customer B	6	7	5	4
Customer C	3	4	4	5
Total net sales concentrations	21%	26%	20%	21%

Accounts receivable concentrations:

Customer	As of January 1, 2023	As of January 2, 2022	As of January 3, 2021
Customer A	11%	10%	11%
Customer B	5	6	5
Customer C	4	4	4
Total accounts receivable concentrations:	20%	20%	20%

19.BUSINESS RISK
The novel coronavirus, or COVID-19, outbreak began impacting consumption, distribution and production of our products in March 2020. We have taken necessary preventive actions and implemented additional measures to protect our associates that work on site. Generally, producers of food products, including salty snacks, have been deemed “essential industries” by federal, state, and local governments and are exempt from certain COVID-19-related restrictions on business operations. Our strategic manufacturing capabilities and DSD distribution network have allowed us to effectively service increases in demand and be responsive to evolving market dynamics driven by changes in consumer behavior. We continue to monitor customer and consumer demands, and intend to adapt our plans as needed to continue to meet these demands.

20.EQUITY

Class A Common Stock

The Company is authorized to issue 1,000,000,000 shares of Class A Common Stock, par value $0.0001 per share, of which 80,882,334 and 77,644,645 shares of UBI were issued and outstanding on January 1, 2023 and January 2, 2022, respectively. Upon the closing of the Business Combination, all shares of CCH Class A ordinary shares, including 3,500,000 Forward Purchase Class A Ordinary Shares of CCH that were issued at the closing of the Business Combination as part of the Forward Purchase Agreements discussed above and below, and Class B ordinary shares, less shareholder redemptions, were converted on a one-for-one basis into shares of Class A Common Stock, including 2,000,000 shares of Class B Common Stock initially issued to the Sponsor, which immediately vested upon the closing of the Business Combination and converted into shares of Class A Common Stock of the Company.

Class V Common Stock

The Company is also authorized to issue 61,249,000 shares of Class V Common Stock, par value of $0.0001 all of which were issued to the Continuing Members in connection with the closing of the Business Combination, as described in Note 2. "Acquisitions”. Each of the Continuing Members' common limited liability company units of UBH along with a share of Class V Common Stock may be exchanged for one share of Class A Common Stock of the Company upon certain restrictions being satisfied, as described in Note 2. "Acquisitions”. As of both January 1, 2023 and January 2, 2022 there was 59,349,000 shares of Class V Common Stock outstanding. On September 21, 2021, the Continuing Members exchanged 1,000,000 Common Company Units together with the surrender and cancellation of the same number of Class V Common Stock for an equal number of shares of Class A Common Stock. The Company did not receive any proceeds as a result of this exchange.

Forward Purchases

In connection with the closing of the Business Combination and pursuant to the Forward Purchase Agreements entered into between CCH, the Sponsor, and CCH’s independent directors, CCH consummated the sale and issuance of 3,500,000 shares issued pursuant to the Forward Purchase Agreements and Forward Purchase Warrants to acquire up to 1,166,666 Class A ordinary shares of CCH at $11.50 per share, for aggregate proceeds of $35,000,000 that were used to fund the Business Combination.

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

The following tables reconcile the numerators and denominators used in the computations of both basic and diluted earnings per share:

(in thousands, except share data)	For the Fiscal Year ended January 1, 2023	From August 29, 2020 through January 3, 2021
Basic and diluted earnings per share:
Numerator:
Net loss attributable to controlling interest	$(392)	$(99,930)
Denominator:
Weighted average Class A Common Stock shares, basic and diluted	80,093,094	61,085,943
Basic and diluted earnings per share	$0.00	$(1.64)
Anti-dilutive securities excluded from diluted earnings per share calculation:
Warrants	1,888,256	8,095,866
2020 LTIP RSUs	—	1,151,262
Other RSUs	83,261	26,923
PSUs	62,408	140,076
Stock options	—	34,680
Total	2,033,925	9,448,807

Class V Common Stock not subject to earnings per share calculation	59,349,000	60,349,000
Net loss attributable to noncontrolling interest	$13,649	$7,971

The diluted earnings per share computation excludes the effect of certain RSUs and Options granted to Directors and Management which convert into, or are exercisable for, shares of Class A Common Stock upon vesting as their inclusion would have been anti-dilutive.

(in thousands, except share data)	For the Fiscal Year Ended January 2, 2022
Basic earnings per share:
Numerator:
Net income attributable to controlling interest	$20,555
Denominator:
Weighted average Class A Common Stock shares, basic	76,677,981
Basic earnings per share	$0.26
Diluted earnings per share:
Numerator:
Net income attributable to controlling interest	$20,555
Denominator:
Weighted average Class A Common Stock shares, basic	76,677,981
Dilutive securities included in diluted earnings per share calculation:
Warrants	3,316,122
RSUs	1,055,003
PSUs	32,256
Stock options	8,867
Total diluted weighted average shares	81,090,229
Diluted earnings per share	$0.25
Weighted average Class V Common Stock not subject to earnings per share calculation	60,063,286
Net loss attributable to noncontrolling interest	$(12,557)

Shares of the Company’s Class V Common Stock do not participate in earnings or losses of the Company and, therefore, are not participating securities. The PSUs, Initial Grant RSUs, and 2020 LTIP RSUs were not considered participating securities in the Successor period despite the holders of these stock-based compensation awards being entitled to participate in dividends declared on Class A Common Stock, if and when declared, on a one-to-one per-share basis, because the dividends are only payable upon full vesting of the awards, and as such, the dividend is forfeitable. At both January 1, 2023 and January 2, 2022, the Continuing Members held all 59,349,000 shares of Class V Common Stock issued and outstanding and also held an equal number of common limited liability company units of UBH, which comprise the noncontrolling interest. The net loss attributable to the noncontrolling interest was $13.6 million for the year ended January 1, 2023, and $12.6 million and $8.0 million for the year ended January 2, 2022 and the Successor period from August 29, 2020 through January 3, 2021, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective at a level of reasonable assurance.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 1, 2023. The effectiveness of the Company’s internal control over financial reporting as of January 1, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

Attestation Report of the Registered Public Accounting Firm

The Company's internal control over financial reporting as of January 1, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers and directors is provided below. Other information required by this item will be set forth in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (our “2023 Proxy Statement”) under the captions “Executive Officers of Utz Brands, Inc.” “Corporate Governance” and "Delinquent Section 16(a) Reports” to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our 2023 Proxy Statement, which is to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

The information regarding executive officers of the Company required by Item 401 of SEC Regulation S-K will be located in our 2023 Proxy Statement in the section entitled “Executive Officers of Utz Brands, Inc.” which information is incorporated herein by reference

The information required by Item 401 of SEC Regulation S-K concerning the directors and nominees for director of the Company, together with a discussion of the specific experience, qualifications, attributes and skills that led the Board to conclude that the director or nominee should serve as a director at this time, will be located in our 2023 Proxy Statement in the section entitled “Proposal No. 1 – Election of Directors,” which information is incorporated herein by reference.

Information regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and information regarding the status of one or more members of the Audit Committee as an “audit committee financial expert” will be located in our 2023 Proxy Statement in the section entitled "Committees and Meetings of the Board – Board Committees,” which information is incorporated herein by reference.

Information regarding our Business Code of Conduct and Ethics applicable to our directors, officers and associates will be located in our 2023 Proxy Statement in the Section entitled “Corporate Governance―Corporate Governance Policies―Code of Ethics,”) which information is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation will be located in our 2023 Proxy Statement in the section entitled, “Executive and Director Compensation,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning ownership of our voting securities by certain beneficial owners, individual nominees for director, the named executive officers, including persons serving as our Chief Executive Officer and Chief Financial Officer, and directors and executive officers as a group, will be located in our 2023 Proxy Statement in the section entitled "Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

Information regarding all of the Company’s equity compensation plans will be located in our 2023 Proxy Statement in the section entitled “Executive and Director Compensation ― Equity Compensation Plan Information,” which information is incorporated herein by reference to our 2023 Proxy Statement, which is to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 will be included under the heading "Related Party Transactions - Transactions with Related Persons” and "Corporate Governance - Director Independence" in our 2023 Proxy Statement, which is to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

Information required by this Item 14 will be included under the heading "Audit, Audit-Related, Tax and All Other Fees” in our 2023 Proxy Statement, which is to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated by reference into this Annual Report on Form 10-K.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of the report

1.Financial Statements

The following Consolidated Financial Statements of Utz Brands, Inc. and the Reports of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report on Form 10-K.

Index to the Financial Statements	Page

Report of Independent Registered Public Accounting Firm (Grant Thornton LLP, Philadelphia, PA, PCAOB ID Number 248)	62

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (Grant Thornton LLP, Philadelphia, PA, PCAOB ID Number 248)	64

Consolidated Balance Sheets as of January 1, 2023 and January 2, 2022	65

Consolidated Statements of Operations And Comprehensive Income (Loss) for the years ended January 1, 2023 and January 2, 2022, and fiscal periods ended January 3, 2021 and August 28, 2020	66

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended January 1, 2023 and January 2, 2022, and fiscal periods ended January 3, 2021 and August 28, 2020	67

Consolidated Statements of Cash Flows for the years ended January 1, 2023 and January 2, 2022, and fiscal periods ended January 3, 2021 and August 28, 2020	69

Notes to Consolidated Financial Statements	70

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

4.3
Assignment and Assumption Agreement dated February 22, 2022 by and among the Company, Continental Stock Transfer & Trust Company, and Equinity Trust Company (incorporated by reference to Exhibit 4.3 to Utz Brands, Inc.'s Annual Report on Form 10-K (File No. 001-38686), filed with the Commission on March 3, 2022.

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 of Utz Brands, Inc's Annual Report on Form 10-K (File No. 001-38686), filed with the Commission on March 3, 2022).
4.5
Form of Registration Rights Agreement dated April 28, 2022, by and among Utz Brands, Inc. and the purchasers of the shares party thereto (incorporated by reference to Exhibit 4.1 of Utz Brand, Inc.’s Current Report on Form 8-K (File No. 001-38686), filed with the Commission on April 28, 2022.

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

10.4*	Amendment to Investor Rights Agreement dated October 21, 2021.
10.5
Standstill Agreement, dated as of August 28, 2020, by and among Utz Brands, Inc., Series U of UM Partners, LLC, Series R of UM Partners, LLC, Collier Creek Partners LLC, certain founder holders and certain beneficial owners and related parties of Series U of UM Partners, LLC and Series R of UM Partners, LLC (incorporated by reference to Exhibit 10.4 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686), filed with the Commission on September 3, 2020).

10.6
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

10.8
Form of Forward Purchase Agreement between the Company and the investor named therein (incorporated by reference to Exhibit 10.9 of Collier Creek’s Form S-1 (File No. 333-227295), filed with the Commission on September 12, 2018).

10.9†
Amendment No. 4, dated September 22, 2022, to the First Lien Credit Agreement, dated as of November 21, 2017 (as amended by that certain Amendment No. 1 to Credit Agreement, dated as of July 23, 2020, that certain Amendment No. 2 to Credit Agreement, dated as of January 20, 2021, that certain Amendment No. 3 to Credit Agreement, dated as of June 22, 2021) among Utz Quality Foods, LLC, Utz Brands Holdings, LLC, Bank of America, N.A., as Administrative Agent and Collateral Agent and each lender from time to time party thereto (incorporated by reference to Exhibit 10.2 to Utz Brands, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38686), filed with the Commission on November 10, 2022).

10.10†
Amendment No. 7, dated as of September 22, 2022, to the ABL Credit Agreement dated as of November 21, 2017 (as amended, restated, amended and restated, supplemented, or otherwise modified prior to the date hereof), among Utz Quality Foods, LLC, Golden Flake Snack Foods, Inc., Utz Brands Holdings, LLC, Bank of America, N.A., as administrative agent and collateral agent, and each Lender party thereto (incorporated by reference to Exhibit 10.1 to Utz Brands, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38686), filed with the Commission on November 10, 2022).

10.11+
Offer Letter dated August 28, 2020 by and between the Company and Dylan Lissette (incorporated by reference to Exhibit 10.10 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686), filed with the Commission on September 3, 2020).

10.12+
Offer Letter, dated June 27, 2017, entered into by and between Utz Quality Foods, LLC and Ajay Kataria (incorporated by reference to Exhibit 10.9 to Collier Creek’s Registration Statement on Form S-4 (File No. 333-239151), filed with the Commission on August 3, 2020).

10.13+*	Utz Brands, Inc. 2020 Omnibus Equity Incentive Plan, as amended, and the forms of award agreements thereunder.
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

10.19+
Offer Letter, dated April 11, 2017, entered into by and between Utz Quality Foods, LLC and Mark Schreiber (incorporated by reference to Exhibit 10.19 to Utz Brands, Inc.'s Annual Report on Form 10-K (File No. 001-38686), filed with the Commission on March 18, 2021.

10.20+
Loan Agreement dated as of October 12, 2022 by and among Utz Quality Foods, LLC, Kennedy Endeavors, LLC, Condor Snack Foods, LLC, the Lenders from time to time party thereto and City National Bank, a national banking association, as administrative agent (incorporated by reference to Exhibit 10.1 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686), filed with the Commission on October 12, 2022).

10.21+
Offer Letter dated September 30, 2022, issued by Utz Brands, Inc. to Howard A. Friedman (incorporated by reference to Exhibit 10.1 of Utz Brands, Inc.’s Current Report on Form 8-K dated September 30, 2022 (File No. 001-38686), filed with the Commission on October 3, 2022).

10.22+
Offer Letter dated May 10, 2021 by and between the Company and Theresa R. Shea (incorporated by reference to Exhibit 10.23 to Utz Brands, Inc.'s Annual Report on Form 10-K (File No. 001-38686), filed with the Commission on March 3, 2022.

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

Date: March 2, 2023 UTZ BRANDS, INC.

By:     /s/ Ajay Kataria
Name:     Ajay Kataria
Title: Executive Vice President, Chief Financial Officer

Each person whose individual signature appears below hereby authorizes and appoints Howard Friedman, Ajay Kataria, and Theresa Shea, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Howard Friedman	Director and Chief Executive Officer	March 2, 2023
Howard Friedman	(Principal Executive Officer)	Date

/s/ Ajay Kataria	Executive Vice President, Chief Financial Officer	March 2, 2023
Ajay Kataria	(Principal Financial Officer)	Date

/s/ Eric J. Aumen	Senior Vice President, Chief Accounting Officer	March 2, 2023
Eric J. Aumen	(Principal Accounting Officer)	Date

/s/ Dylan B. Lissette	Executive Chairman; Director	March 2, 2023
Dylan B. Lissette		Date

/s/ Roger K. Deromedi	Lead Independent Director	March 2, 2023
Roger K. Deromedi		Date

/s/ Michael W. Rice	Director; Chairman Emeritus; Special Adviser	March 2, 2023
Michael W. Rice		Date

/s/ Craig D. Steeneck	Director; Chair, Audit Committee	March 2, 2023
Craig D. Steeneck		Date

/s/ John W. Altmeyer	Director; Chair, Nominating and Corporate Governance Committee	March 2, 2023
John W. Altmeyer		Date

/s/ Timothy P. Brown	Director	March 2, 2023
Timothy P. Brown		Date

/s/ Christine Choi	Director	March 2, 2023
Christine Choi		Date

/s/ Antonio F. Fernandez	Director	March 2, 2023
Antonio F. Fernandez		Date

/s/ Jason K. Giordano	Director; Chair, Compensation Committee	March 2, 2023
Jason K. Giordano		Date

/s/ B. John Lindeman	Director	March 2, 2023
B. John Lindeman		Date

/s/ Pamela Stewart	Director	March 2, 2023
Pamela Stewart		Date