Form 10-Q
period 2023-04-02
Utz Brands, Inc.
filed 2023-05-11
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2023
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

As of May 8, 2023, 81,088,189 Class A Common Stock, par value $0.0001 per share, and 59,349,000 shares of Class V Common Stock, par value $0.0001 per share, were issued and outstanding.

INTRODUCTORY NOTE

On August 28, 2020, Utz Brands, Inc. (formerly Collier Creek Holdings) (the "Company"), consummated a business combination (the "Business Combination") with Utz Brands Holdings, LLC ("UBH") pursuant to the terms of the Business Combination Agreement, dated as of June 5, 2020 (the "Business Combination Agreement"), entered into by and among the Company, UBH, and Series U of UM Partners, LLC ("Series U") and Series R of UM Partners, LLC ("Series R" and together with Series U, the "Continuing Members"). Additional information about the Business Combination can be found in our Annual Report on Form 10-K for the year ended January 1, 2023.
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
•Expansion plans and opportunities;
•The impact of inflation and supply chain disruptions on the Company's business;
•The value of routes that collateralize the independent operator (“IO”) routes for which loans are made and for which the Company guarantees repayment;
•The impact of plant optimization on the Company's operations, including but not limited to closing manufacturing plants; and
•Other statements preceded by, followed by or that include the words "may," "can," "should," "will," "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" or similar expressions.

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
As a result of a number of known and unknown risks and uncertainties, the Company’s results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ are described under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended January 1, 2023. There have been no material changes to our risk factors since the filing of the Annual Report on Form 10-K for the year ended January 1, 2023.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
April 2, 2023 and January 1, 2023
(In thousands)

	As of April 2, 2023	As of January 1, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$57,921	$72,930
Accounts receivable, less allowance of $1,952 and $1,815, respectively	137,056	136,985
Inventories	123,456	118,006
Prepaid expenses and other assets	33,713	34,991
Current portion of notes receivable	9,081	9,274
Total current assets	361,227	372,186
Non-current Assets
Property, plant and equipment, net	346,976	345,198
Goodwill	915,295	915,295
Intangible assets, net	1,089,885	1,099,565
Non-current portion of notes receivable	11,395	12,794
Other assets	91,261	95,328
Total non-current assets	2,454,812	2,468,180
Total assets	$2,816,039	$2,840,366
LIABILITIES AND EQUITY
Current Liabilities
Current portion of term debt	$19,207	$18,472
Current portion of other notes payable	11,893	12,589
Accounts payable	111,010	114,360
Accrued expenses and other	71,357	92,012
Total current liabilities	213,467	237,433
Non-current portion of term debt and revolving credit facility	910,083	893,335
Non-current portion of other notes payable	18,362	20,339
Non-current accrued expenses and other	70,366	67,269
Non-current warrant liability	47,736	45,504
Deferred tax liability	125,159	124,802
Total non-current liabilities	1,171,706	1,151,249
Total liabilities	1,385,173	1,388,682
Commitments and Contingencies
Equity
Shares of Class A Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 81,012,868 and 80,882,334 shares issued and outstanding as of April 2, 2023 and January 1, 2023, respectively.	8	8
Shares of Class V Common Stock, $0.0001 par value; 61,249,000 shares authorized; 59,349,000 shares issued and outstanding as of April 2, 2023 and January 1, 2023.	6	6
Additional paid-in capital	930,964	926,919
Accumulated deficit	(263,747)	(254,564)
Accumulated other comprehensive income	24,819	30,777
Total stockholders' equity	692,050	703,146
Noncontrolling interest	738,816	748,538
Total equity	1,430,866	1,451,684
Total liabilities and equity	$2,816,039	$2,840,366

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the thirteen weeks ended April 2, 2023 and April 3, 2022
(In thousands, except share information)
(Unaudited)

	Thirteen weeks ended April 2, 2023	Thirteen weeks ended April 3, 2022
Net sales	$351,433	$340,767
Cost of goods sold	246,937	236,960
Gross profit	104,496	103,807

Selling, distribution, and administrative expenses
Selling and distribution	65,046	88,110
Administrative	41,040	38,551
Total selling, distribution, and administrative expenses	106,086	126,661

(Loss) gain on sale of assets, net	(508)	367

Loss from operations	(2,098)	(22,487)

Other (expense) income
Interest expense	(14,378)	(9,103)
Other income	1,615	520
(Loss) gain on remeasurement of warrant liability	(2,232)	1,944
Other expense, net	(14,995)	(6,639)

Loss before taxes	(17,093)	(29,126)
Income tax (benefit) expense	(2,611)	2,772
Net loss	(14,482)	(31,898)

Net loss attributable to noncontrolling interest	5,355	14,328
Net loss attributable to controlling interest	$(9,127)	$(17,570)

Earnings (loss) per Class A Common stock: (in dollars)
Basic & diluted	$(0.11)	$(0.22)

Weighted-average shares of Class A Common stock outstanding
Basic & diluted	80,978,008	78,572,404

Net loss	$(14,482)	$(31,898)
Other comprehensive (loss) income:
Change in fair value of interest rate swap	(10,325)	27,809
Comprehensive loss	(24,807)	(4,089)
Net comprehensive loss attributable to noncontrolling interest	9,722	2,362
Net comprehensive loss attributable to controlling interest	$(15,085)	$(1,727)

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
For the thirteen weeks ended April 2, 2023 and April 3, 2022
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 2, 2022	77,644,645	$8	59,349,000	$6	$912,574	$(236,598)	$3,715	$679,705	$754,968	$1,434,673
Payments of tax withholding requirements for employee stock awards		—		—	(6,217)	—	—	(6,217)	—	(6,217)
Share-based compensation	952,530	—		—	1,379	—	—	1,379	—	1,379
Tax impact arising from share issuance		—		—	1,408	—	—	1,408	—	1,408
Net loss		—		—	—	(17,570)	—	(17,570)	(14,328)	(31,898)
Other comprehensive income		—		—	—	—	15,843	15,843	11,966	27,809
Balance at April 3, 2022	78,597,175	$8	59,349,000	$6	$909,144	$(254,168)	$19,558	$674,548	$752,606	$1,427,154

Balance at January 1, 2023	80,882,334	$8	59,349,000	$6	$926,919	$(254,564)	$30,777	$703,146	$748,538	$1,451,684
Share-based compensation	130,534	—		—	4,634	—	—	4,634	—	4,634
Payments of tax withholding requirements for employee stock awards		—		—	(589)	—	—	(589)	—	(589)
Net loss		—		—	—	(9,127)	—	(9,127)	(5,355)	(14,482)
Cash dividends declared		—		—	—	(56)	—	(56)	—	(56)
Other comprehensive loss		—		—	—	—	(5,958)	(5,958)	(4,367)	(10,325)
Balance at April 2, 2023	81,012,868	$8	59,349,000	$6	$930,964	$(263,747)	$24,819	$692,050	$738,816	$1,430,866

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the thirteen weeks ended April 2, 2023 and April 3, 2022
(In thousands)
(Unaudited)

	Thirteen weeks ended April 2, 2023	Thirteen weeks ended April 3, 2022
Cash flows from operating activities
Net loss	$(14,482)	$(31,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment and other charges	1,945	3,319
Depreciation and amortization	20,094	22,121
Loss (gain) on remeasurement of warrant liability	2,232	(1,944)
Loss (gain) on sale of assets	508	(367)
Share-based compensation	4,634	1,379
Deferred taxes	357	1,912
Deferred financing costs	5	341
Changes in assets and liabilities:
Accounts receivable, net	(71)	(17,044)
Inventories	(5,450)	(14,261)
Prepaid expenses and other assets	(2,123)	(26)
Accounts payable and accrued expenses and other	(16,092)	464
Net cash used in operating activities	(8,443)	(36,004)
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(75)
Purchases of property and equipment	(13,906)	(8,137)
Proceeds from sale of property and equipment	451	1,138
Proceeds from sale of routes	6,127	4,604
Proceeds from the sale of IO notes	867	—
Proceeds from insurance claims for capital investments	—	2,000
Notes receivable, net	(7,557)	(4,633)
Net cash used in investing activities	(14,018)	(5,103)
Cash flows from financing activities
Line of credit borrowings, net	20,000	20,000
Borrowings on term debt and notes payable	2,331	8,726
Repayments on term debt and notes payable	(6,244)	(4,212)
Payments of tax withholding requirements for employee stock awards	(589)	(6,217)
Dividends	(4,663)	(4,189)
Distribution to noncontrolling interest	(3,383)	—
Net cash provided by financing activities	7,452	14,108
Net decrease in cash and cash equivalents	(15,009)	(26,999)
Cash and cash equivalents at beginning of period	72,930	41,898
Cash and cash equivalents at end of period	$57,921	$14,899

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying consolidated financial statements comprise the financial statements of Utz Brands, Inc. ("UBI" or the "Company", formerly Collier Creek Holdings ("CCH")) and its wholly owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). They do not include all information and notes required by U.S. GAAP for annual financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s financial statements for the year ended January 1, 2023. The balance sheet as of January 1, 2023 has been derived from the audited combined financial statements as of and for the year ended January 1, 2023. In the opinion of management, such financial information reflects all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with the U.S. GAAP. Operating results for the interim period are not necessarily indicative of the results that may be expected for any future period or for the full year. The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited combined financial statements and notes thereto for the year ended January 1, 2023.
All intercompany transactions and balances have been eliminated in consolidation.
Reclassification – Certain prior year amounts have been reclassified for consistency with the current year presentation.

Operations – The Company through its subsidiary, Utz Quality Foods, LLC ("UQF"), has been a premier producer, marketer and distributor of snack food products since 1921. The Company has steadily expanded its distribution channels to where it now sells products to supermarkets, mass merchants, club stores, dollar and discount stores, convenience stores, independent grocery stores, drug stores, food service, vending, military, and other channels in most regions of the United States through routes to market, that include direct-store-delivery, (“DSD”), direct to warehouse, and third-party distributors. The Company manufactures and distributes a full line of high-quality salty snack items, such as potato chips, tortilla chips, pretzels, cheese balls, pork skins, party mixes, and popcorn. The Company also sells dips, crackers, dried meat products and other snack food items packaged by other manufacturers.
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
Accounts Receivables – Accounts receivable are reported at net realizable value. The net realizable value is based on Company management’s estimate of the amount of receivables that will be collected based on analysis of historical data and trends, as well as review of significant customer accounts. Accounts receivable are considered to be past due when payments are not received within the customer’s credit terms. The Company’s methodology to measure the provision for credit losses requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include current market conditions, delinquency trends, aging behavior of receivables, and customer classes or individual customers.
The Company’s estimates are reviewed and revised periodically based on the ongoing evaluation of credit quality indicators. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates.
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

The Company follows the provisions of ASC 740-10 related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.
The benefit of tax positions taken or expected to be taken in the Company’s income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or the amount of net operating loss carryover or the amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, distribution, and administrative expenses. As of April 2, 2023 and January 1, 2023, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next fiscal year.
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

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other ("Topic 350"): Simplifying the Test for Goodwill Impairment, the Company is required to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.

Topic 350 also permits an entity to first assess qualitative factors to determine whether it is necessary to perform quantitative impairment tests for goodwill and indefinite-lived intangibles. If an entity believes, as a result of each qualitative assessment, it is more likely than not that the fair value of goodwill or an indefinite-lived intangible asset exceeds its carrying value then a quantitative impairment test is not required.
For the latest qualitative analysis performed, which took place on the first day of the fourth quarter of 2022, we had taken into consideration all the events and circumstances listed in Topic 350, Intangibles—Goodwill and Other, in addition to other entity-specific factors that had taken place. We have determined that there was no significant impact that affected the fair value of the reporting unit through April 2, 2023. Therefore, we have determined that it was not necessary to perform a quantitative goodwill impairment test for the reporting unit.

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
The Company offers various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade customer or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. The Company has reserves in place of $39.7 million as of April 2, 2023, which include adjustments taken by customers of $28.9 million that are awaiting final processing, and reserves of $46.3 million as of January 1, 2023, which include adjustments taken by customers of $32.8 million that are awaiting final processing. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.
Business Combinations – The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is accounted for as a business combination or an acquisition of assets.

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
Distributor Buyouts - During the first fiscal quarter of 2022, the Company bought out and terminated the contracts of multiple third-party distributors who had previously been providing services to the Company. These transactions were accounted for as contract terminations and resulted in expense of $23.0 million for thirteen weeks ended April 3, 2022, and are included within selling and distribution expense on the Consolidated Statement of Operations and Comprehensive Loss.
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
Recently Issued Accounting Standards – In June 2016, ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments ("Topic 326") was issued. Topic 326 requires entities to measure the impairment of certain financial instruments, including accounts receivables, based on expected losses rather than incurred losses. Topic 326 is effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted, and was adopted by the Company on January 2, 2023 under the modified retrospective transition method, which resulted in no cumulative-effect adjustment to retained earnings.

2.INVENTORIES
Inventories consisted of the following:

(in thousands)	As of April 2, 2023	As of January 1, 2023
Finished goods	$72,681	$67,386
Raw materials	41,663	42,204
Maintenance parts	9,112	8,416
Total inventories	$123,456	$118,006
3.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

(in thousands)	As of April 2, 2023	As of January 1, 2023
Land	$35,639	$30,582
Buildings	128,602	129,824
Machinery and equipment	255,888	255,505
Land improvements	3,577	3,756
Building improvements	3,708	3,709
Construction-in-progress	29,734	21,934
	457,148	445,310
Less: accumulated depreciation	(110,172)	(100,112)
Property, plant and equipment, net	$346,976	$345,198
Depreciation expense was $10.4 million and $12.4 million for the thirteen weeks ended April 2, 2023 and April 3, 2022, respectively. Depreciation expense is classified in cost of goods sold, selling, distribution, and administrative expenses on the

Consolidated Statements of Operations and Comprehensive Loss. During the thirteen weeks ended April 2, 2023 the Company recognized expense of $1.9 million related to the impairment of equipment.
4.GOODWILL AND INTANGIBLE ASSETS, NET
There were no changes to goodwill during the thirteen weeks ended April 2, 2023.
Intangible assets, net, consisted of the following:

(in thousands)	As of April 2, 2023	As of January 1, 2023
Subject to amortization:
Distributor/customer relationships	$677,930	$677,930
Trademarks	63,850	63,850
Amortizable assets, gross	741,780	741,780
Accumulated amortization	(92,155)	(82,738)
Amortizable assets, net	649,625	659,042
Not subject to amortization:
Trade names	434,513	434,513
Route assets	5,747	6,010
Intangible assets, net	$1,089,885	$1,099,565
Previously, the Company was granted certain exclusive distribution rights for certain products manufactured by another manufacturer. During the first fiscal quarter of 2022, the Company shifted the relationship with that manufacturer and converted that shelf space to Company-branded products. As a result, the Company recorded impairment expense of $2.0 million and the amortizable master distribution rights decreased by $2.2 million during the thirteen weeks ended April 3, 2022. There were no significant changes to intangible assets during the thirteen weeks ended April 2, 2023 other than those which arise from the normal course of business of buying and selling of Company-owned route assets and amortization.
Amortization of the distributor/customer relationships, technology, and trade names amounted to $9.4 million and $9.4 million for the thirteen weeks ended April 2, 2023 and April 3, 2022, respectively. The expense related to the amortization of intangibles is classified in administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss.
5.NOTES RECEIVABLE
The Company has undertaken a program in recent years to sell Company-managed DSD distribution routes to independent operators (“IOs”). Contracts are executed between the Company and the IOs for the sale of the product distribution route, including a note in favor of the Company, in certain cases. The notes bear interest at rates ranging from 0.00% to 10.40% with terms ranging generally from one to ten years. The notes receivable balances due from IOs at April 2, 2023 and January 1, 2023 totaled $20.4 million and $22.0 million, respectively, and are collateralized by the routes for which the loans are made. During the thirteen weeks ended April 2, 2023, the loss recorded by the Company on note receivables for which the Company reclaimed the collateral due to credit losses was less than $0.1 million. The Company has a corresponding notes payable liability, related to the IOs notes receivables, of $19.5 million and $21.1 million at April 2, 2023 and January 1, 2023, respectively. The related notes payable liability is discussed in further detail within Note 7. "Long-Term Debt."

Other notes receivable totaled $0.1 million and $0.1 million as of April 2, 2023 and January 1, 2023, respectively.

6.ACCRUED EXPENSES AND OTHER
Current accrued expenses and other consisted of the following:

(in thousands)	As of April 2, 2023	As of January 1, 2023
Accrued compensation and benefits	$28,079	$38,974
Operating right of use liability	12,485	12,389
Insurance liabilities	5,888	6,701
Accrued freight and manufacturing related costs	12,590	10,817
Acquisition tax consideration	1,131	1,131
Accrued dividends and distributions	—	7,989
Accrued interest	1,116	1,151
Other accrued expenses	10,068	12,860
Total accrued expenses and other	$71,357	$92,012
Non-current accrued expenses and other consisted of the following:

(in thousands)	As of April 2, 2023	As of January 1, 2023
Operating right of use liability	$36,634	$35,331
Tax Receivable Agreement liability	24,184	25,426
Supplemental retirement and salary continuation plans	6,372	6,512
Long term hedge	3,176	—
Total accrued expenses and other	$70,366	$67,269
7.LONG-TERM DEBT
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (as amended, the "ABL facility"), pursuant to the terms of that certain First Lien Term Loan Credit Agreement, dated November 21, 2017 (the "Credit Agreement"). On September 22, 2022, the ABL facility was amended to further increase the credit limit up to $175.0 million and replaced the interest rate benchmark from LIBOR to SOFR. As of April 2, 2023 and January 1, 2023, $20.0 million and $0.0 million, respectively, were outstanding under this facility. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit. As of April 2, 2023 and January 1, 2023, $140.8 million and $163.0 million, respectively, was available for borrowing, net of letters of credit. The ABL facility is also subject to unused line fees (0.5% at April 2, 2023) and other fees and expenses.

Standby letters of credit in the amount of $12.0 million have been issued as of April 2, 2023 and January 1, 2023. The standby letters of credit are primarily issued for insurance purposes.
Term Loans
On December 14, 2020, the Company entered into a Bridge Credit Agreement with a syndicate of banks, led by Bank of America, N.A. (the "Bridge Credit Agreement"). The proceeds of the Bridge Credit Agreement were used to fund the Company’s acquisition of Truco and the IP Purchase (each as defined below) from OTB Acquisition, LLC, in which the Company withdrew $490.0 million to finance the acquisition of Truco Holdco Inc. ("Truco" and such acquisition, the "Truco Acquisition") and certain intellectual property from OTB Acquisition, LLC (the "IP Purchase"). The Bridge Credit Agreement bears interest at an annual rate based on 4.25% plus 1 month LIBOR with scheduled incremental increases to the base rate, as defined in the Bridge Credit Agreement.
On January 20, 2021, the Company entered into Amendment No. 2 to the Bridge Credit Agreement ("Amendment No. 2") which provided additional operating flexibility and revisions to certain restrictive covenants. Pursuant to the terms of Amendment No. 2, the Company raised $720 million in aggregate principal of Term Loan B ("Term Loan B") which bore interest at LIBOR plus 3.00%, and extended the maturity of the Bridge Credit Agreement to January 20, 2028. The proceeds were used, together with cash on hand and proceeds from our exercised warrants, to redeem the outstanding principal amount of Term Loan B and Bridge Credit Agreement of $410 million and $358 million, respectively. The refinancing was accounted for as an extinguishment. The Company incurred debt issuance costs and original issuance discounts of $8.4 million.

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
On October 12, 2022, the Company, through its subsidiaries UQF, Kennedy and Condor Snack Foods, LLC (together with UQF and Kennedy, the “Real Estate Financing Borrowers”), entered into a loan agreement (the “Real Estate Term Loan”) with City National Bank which was secured by a majority of the Real Estate Financing Borrowers’ real estate assets. The Real Estate Term Loan holds a principal balance of $88.1 million, with net proceeds of approximately $85.0 million after transaction fees and expenses. The Real Estate Term Loan has a ten-year maturity and amortizes approximately $3.5 million in principal annually, with a balloon payment due at maturity. The Company used a portion of the proceeds from the Real Estate Term Loan to pay off the ABL facility. The Real Estate Term Loan contains a single financial maintenance covenant consisting of a fixed charge coverage ratio that is tested quarterly only during a covenant trigger period consistent with the existing ABL facility. Concurrent with the closing of the Real Estate Term Loan, UQF entered into an interest rate swap transaction to fix the effective interest rate at approximately 5.929%, as discussed in further detail within "Note 8. Derivative Financial Instruments and Purchase Commitments”.
The Term Loan B and the ABL facility are collateralized by substantially all of the assets and liabilities of UBH and its subsidiaries excluding the real estate assets secured by the Real Estate Term Loan, including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with its financial covenants as of April 2, 2023.

Debt (in thousands)	Issue Date	Principal Balance	Maturity Date	April 2, 2023	January 1, 2023
Term loan B(1)	June-21	$795,000	January-28	$777,298	$779,286
Real Estate Loan	October-22	$88,140	October-32	87,259	88,140
Equipment loans(2)				54,400	54,053
ABL facility(3)				20,000	—
Net impact of debt issuance costs and original issue discounts				(9,667)	(9,672)
Total long-term debt				929,290	911,807
Less: current portion				(19,207)	(18,472)
Long term portion of term debt and financing obligations				$910,083	$893,335
(1) On September 22, 2022, the Company entered into Amendment No. 4 to the Bridge Credit Agreement ("Amendment No. 4"), which replaced the interest rate benchmark from LIBOR to SOFR. The weighted average interest rate on the Term Loan B debt for the thirteen weeks ended April 2, 2023 was 7.61%.
(2) In July 2021, the Company entered into two separate finance lease obligations with Banc of America Leasing & Capital, LLC, which have been treated as secured borrowing. The Company made a series of draws upon these agreements throughout fiscal year 2021 totaling $26.5 million and has drawn a total of $32.4 million in fiscal year 2022 and $2.3 million in fiscal year 2023. These draws bear interest ranging from 3.26% through 6.73% and have varying maturities up through 2028.
(3) The facility bore interest at an annual rate based on LIBOR, or SOFR plus a 0.10% credit spread adjustment after the amendment on September 22, 2022, plus an applicable margin of 1.50% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.50% (ranging from 0.50% to 1.00%). The Company generally utilizes the prime rate for amounts that the Company expects to pay down within 30 days. The interest rate on the facility as of April 2, 2023 was 8.50%, under the prime rate. The Company elects to use the LIBOR, prior to the amendment on September 22, 2022 which changed the reference rate to SOFR as described above, for balances that are expected to be carried longer than 30 days. The interest rate on the ABL facility as of April 2, 2023 was 6.26%.
Other Notes Payable and Capital Leases
During the first fiscal quarter of 2022, the Company bought out and terminated the contracts of multiple distributors who had previously been providing services to the Company. These transactions were accounted for as contract terminations and resulted in expense of $23.0 million for the thirteen weeks ended April 3, 2022. The outstanding balance of these transactions was $0.5 million as of January 1, 2023, and was paid off during the thirteen weeks ended April 2, 2023.

During the first fiscal quarter of 2020, the Company purchased intellectual property that include a deferred purchase price of $0.5 million, of which $0.2 million and $0.3 million was outstanding as of April 2, 2023 and January 1, 2023, respectively.
Amounts outstanding under notes payable consisted of the following:

(in thousands)	As of April 2, 2023	As of January 1, 2023
Note payable – IO notes	$19,508	$21,098
Finance lease obligations	10,547	10,995
Other	200	835
Total notes payable	30,255	32,928
Less: current portion	(11,893)	(12,589)
Long term portion of notes payable	$18,362	$20,339
From time to time, the Company sells notes receivable from IOs to a financial institution. During the thirteen weeks ended April 2, 2023, the Company sold an additional $1.0 million of notes receivable from IOs on its books for $0.9 million to a financial institution. Due to the structure of these transactions, they did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding notes receivable also remained on the Company’s books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through June 2032. The Company partially guarantees the outstanding loans, as discussed in further detail within Note 10. "Contingencies." These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon any event of default.
Interest Expense
Interest expense consisted of the following:

(in thousands)	Thirteen weeks ended April 2, 2023	Thirteen weeks ended April 3, 2022
Company’s term loans, ABL facility, and other long-term debt	$14,142	$8,331
Amortization of deferred financing fees	5	341
IO loans	231	431
Total interest	$14,378	$9,103
8.DERIVATIVE FINANCIAL INSTRUMENTS AND PURCHASE COMMITMENTS
Derivative Financial Instruments
To reduce the effect of interest rate fluctuations, the Company entered into a three-year interest rate swap contract on September 6, 2019, with an effective date of September 30, 2019, with a counter-party to make a series of payments based on a fixed interest rate of 1.339% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams were based on a notional amount of $250 million. On December 21, 2021, with an effective date of December 31, 2021, the Company entered into an accreting interest rate swap contract with a counter-party to make a series of payments based on a fixed interest rate of 1.3885% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams were based on a notional amount of $250 million and have accreted to $500 million, and mature on September 30, 2026. Effective on September 30, 2022 the Company amended the swap contract to reference the 1-month SOFR plus a credit spread adjustment (“CSA”) of 11.448 basis points, as well as setting the new fixed rate to 1.408%; under this amended swap agreement the Company will receive a series of payments based on the greater of SOFR plus CSA, or 0.00%.

On October 12, 2022 and effective on November 1, 2022, the Company entered into a 10-year swap contract, with an effective date of November 1, 2022, with a counter-party to make a series of payments based on a fixed interest rate of 3.83% and receive a series of payments based on the greater of the 1-month SOFR or 0.00%. The agreement covers $87.3 million as of April 2, 2023. This swap effectively fixes the rate of the Real Estate Term Loan to 5.93%. The balance that the hedge covers is designed to abate as principal payments on the Real Estate Term Loan are made. The Company entered into these transactions to reduce its exposure to changes in cash flows associated with the Real Estate Term Loan and has designated this derivative as a cash flow hedge.

At April 2, 2023, the effective fixed interest rate on the long-term debt hedged by these contracts was 5.56%. For further treatment of the Company’s interest rate swap, refer to "Note 9. Fair Value Measurements” and "Note 11. Accumulated Other Comprehensive (Loss) Income.”

Warrant Liabilities
The Company has outstanding warrants which are accounted for as derivative liabilities pursuant to ASC 815-40. See Note 14. "Warrants" for additional information on our warrant liabilities. A reconciliation of the changes in the warrant liability during the thirteen weeks ended April 2, 2023 is as follows:

(in thousands)
Fair value of warrant liabilities as of January 1, 2023	$45,504
Loss on remeasurement of warrant liability	2,232
Fair value of warrant liabilities as of as of April 2, 2023	$47,736

Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $73.1 million as of April 2, 2023. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment (losses) gains totaling $(2.7) million for the thirteen weeks ended April 2, 2023 and $0.0 million for the thirteen weeks ended April 3, 2022, respectively.
9.FAIR VALUE MEASUREMENTS
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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of April 2, 2023:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$57,921	$—	$—	$57,921
Commodity contracts	—	759	—	759
Interest rate swaps	—	34,829	—	34,829
Total assets	$57,921	$35,588	$—	$93,509
Liabilities:
Commodity contracts	—	2,996	—	2,996
Private placement warrants	—	47,736	—	47,736
Debt	—	929,290	—	929,290
Total liabilities	$—	$980,022	$—	$980,022
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of January 1, 2023:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$72,930	$—	$—	$72,930
Commodity contracts	—	1,586	—	1,586
Interest rate swaps	—	45,088	—	45,088
Total assets	$72,930	$46,674	$—	$119,604
Liabilities:
Private placement warrants	—	45,504	—	45,504
Debt	—	911,807	—	911,807
Total liabilities	$—	$957,311	$—	$957,311
10.CONTINGENCIES
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
Guarantees
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $1.1 million and $1.5 million at April 2, 2023 and January 1, 2023, respectively, all of which was recorded by the Company as off balance sheet arrangements. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $40.2 million and $36.0 million at April 2, 2023 and January 1, 2023, respectively, which are off balance sheet arrangements. As discussed in Note 7. "Long-Term Debt", the Company also sold notes receivable on its books to Bank of America during fiscal years 2019, 2021, and 2022, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at April 2, 2023 and January 1, 2023 was $16.8 million and $17.9 million, respectively. Due to the structure of the transactions, the sale did not qualify for sale accounting treatment, and as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding note receivable also remained on the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $3.1 million and $3.4 million at April 2, 2023 and January 1, 2023, respectively, all of which were included in the Company's Consolidated Balance Sheets. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
11.ACCUMULATED OTHER COMPREHENSIVE INCOME
Total accumulated other comprehensive income was $40.7 million as of April 2, 2023 and $51.0 million as of January 1, 2023. Total accumulated other comprehensive income consists solely of unrealized gains from the Company’s derivative financial instruments accounted for as cash flow hedges.
Changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gain on Cash Flow Hedges
Balance as of January 2, 2022	$3,715
Unrealized gain on cash flow hedges	27,809
Balance as of April 3, 2022	31,524
Less balance attributable to noncontrolling interest as of April 3, 2022	11,966
Balance attributable to controlling interest as of April 3, 2022	$19,558

Balance as of January 1, 2023	$50,994
Unrealized gain on cash flow hedges	(10,325)
Balance as of April 2, 2023	40,669
Less balance attributable to noncontrolling interest as of April 2, 2023	15,850
Balance attributable to controlling interest as of April 2, 2023	$24,819

12.SUPPLEMENTARY CASH FLOW INFORMATION

(in thousands)	Thirteen weeks ended April 2, 2023	Thirteen weeks ended April 3, 2022
Cash paid for interest	$14,408	$9,627
Refunds related to income taxes	$63	$4,075
Payments for income taxes	$6	$107

13.INCOME TAXES
The Company is subject to federal and state income taxes with respect to our allocable share of any taxable income or loss of UBH, as well as any standalone income or loss the Company generates. UBH is treated as a partnership for federal income tax purposes, and for most applicable state and local income tax purposes, and generally does not pay income taxes in most jurisdictions. Instead, UBH's taxable income or loss is passed through to its members, including the Company. Despite its partnership treatment, UBH is liable for income taxes in those states not recognizing its pass-through status and for certain of its subsidiaries not taxed as pass-through entities. The Company has acquired various domestic entities taxed as corporations, which are now wholly-owned by us or our subsidiaries. Where required or allowed, these subsidiaries also file and pay tax as a consolidated group for federal and state income tax purposes. The Company anticipates this structure to remain in existence for the foreseeable future.

The Company recorded income tax benefit of $2.6 million and expense of $2.8 million for the thirteen weeks ended April 2, 2023 and April 3, 2022, respectively. The effective tax rates for the thirteen weeks ended April 2, 2023 and April 3, 2022 were 15.3% and (9.5)%, respectively. The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of UBH, which is a partnership, is not taxed at the Company level, and is required to allocate some of its taxable results to the Continuing Members, as well as state taxes and the fair value impact of warrant liabilities. The Company’s effective tax rate for the thirteen weeks ended April 2, 2023 was 17.8% before consideration of any discrete items. During the thirteen weeks ended April 2, 2023, the effective tax rate was impacted by statutory state tax rate changes which resulted in a nominal discrete tax expense.

The Company regularly evaluates valuation allowances established for deferred tax assets (“DTA's”) for which future realization is uncertain. The Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit use of the existing DTA's. As of April 2, 2023, a significant piece of objective negative evidence evaluated was the twelve-quarter cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTA's such as the investment in UBH, federal operating losses subject to annual limitations due to “change in ownership” provisions, and state net operating losses where the Company does not expect to continue to have nexus. Therefore, a valuation allowance has been recorded against the DTA's for which it is more likely than not they will not be realized. The Company has DTA’s related to its investment in the partnership that are expected to be realized in the ordinary course of operations or generate future net operating losses for which a portion will have an indefinite carryforward period. Additionally, the Company has deferred tax liabilities (“DTL’s”) related to its investment in the partnership that will not reverse in the ordinary course of business and will only reverse when the partnership is sold or liquidated. The Company has no intention of disposing of or liquidating the partnership and therefore has not considered the indefinite lived DTL as a source of income to offset other DTA’s. In weighing positive and negative evidence, both objective and subjective, including its twelve-quarter cumulative loss, the Company has recorded a valuation allowance against its DTA’s related to net operating losses and deductible book/tax differences and recorded a DTL primarily related to the book over tax basis in the investment in the partnership that will not reverse in the ordinary course of business. The Company considered that an indefinite lived DTL may be considered as a source of taxable income for an indefinite lived DTA; however, given our indefinite lived DTL will only reverse upon sale or liquidation, the Company determined that it was more appropriate to record a valuation allowance against a portion of its DTA’s. The amount of DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

As of April 2, 2023, tax years 2019 through 2023 remain open and subject to examination by the Internal Revenue Service and in the majority of the states where the Company has nexus, and tax years 2018 through 2023 remain open and subject to examination in selected states that have a longer statute of limitations.

Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of April 2, 2023 and January 1, 2023.

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

Pursuant to the Business Combination Agreement, the Company entered into the Tax Receivable Agreement in connection with the Business Combination (the “TRA”) , which provides for the payment by the Company of 85% of the amount of any tax benefits realized as a result of (i) increases in the share of the tax basis in the net assets of UBH resulting from the Business Combination and any future exchanges by the Continuing Members of UBH units for UBI common stock; (ii) tax basis increases attributable to payments made under the TRA; and (iii) tax amortization deductions attributable to the acquisition of Kennedy Endeavors, LLC and the election to treat the transaction as an asset deal for tax purposes. The rights of each party under the TRA other than the Company are assignable, subject to certain restrictions. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable, among other factors.

As of April 2, 2023 and January 1, 2023, the Company had a liability of $24.2 million and $25.4 million, respectively, related to its projected obligations under the TRA, which is reflected as non-current accrued expenses in the Consolidated Balance Sheets.

14.WARRANTS

Prior to the Business Combination, CCH issued 15,833,332 warrants that were initially sold by CCH in its initial public offering of securities (the "Public Warrants"), including 1,166,666 warrants issued pursuant to those certain Forward Purchase Agreements entered into by CCH, CCH's Sponsor (the "Sponsor"), and the independent directors of CCH (the "Forward Purchase Agreements") that were issued at the closing of the Business Combination as part of the Forward Purchase Agreement (the "Forward Purchase Warrants"), and 7,200,000 warrants initially sold to the Sponsor simultaneously with the closing of its initial public offering (the "Private Placement Warrants," collectively, with the Public Warrants and Forward Purchase Warrants, the "Warrants"). As a result of the Business Combination, the Company assumed the CCH warrants and such warrants are now exercisable for shares of UBI Class A Common Stock instead of Class A ordinary shares of CCH. All other features of the warrants remain unchanged. On December 14, 2020, the Company provided notice to the holders of the Public Warrants and Forward Purchase Warrants that their warrants would be redeemed in accordance with the original terms on January 14, 2021. As of April 2, 2023 and January 1, 2023, there were 7,200,000 Private Placement Warrants outstanding and all Public Warrants and Forward Purchase Warrants have been exercised (except for the Public Warrants that were redeemed by the Company on January 14, 2021).

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

The remeasurement of the warrant liability resulted in a gain (loss) of $(2.2) million and $1.9 million for the thirteen weeks ended April 2, 2023 and April 3, 2022, respectively.

15.EQUITY

Class A Common Stock

The Company is authorized to issue 1,000,000,000 shares of Class A Common Stock, par value $0.0001 per share, of which 81,012,868 and 80,882,334 shares of UBI were issued and outstanding on April 2, 2023 and January 1, 2023, respectively.

Class V Common Stock

The Company is also authorized to issue 61,249,000 shares of Class V Common Stock, par value of $0.0001 all of which were issued to the Continuing Members in connection with the closing of the Business Combination. Each of the Continuing Members' common limited liability company units of UBH along with a share of Class V Common Stock may be exchanged for one share of Class A Common Stock of the Company upon certain restrictions being satisfied. As of April 2, 2023 and January 1, 2023, there were 59,349,000 shares of Class V Common Stock outstanding.

16.EARNINGS (LOSS) PER SHARE

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

(in thousands, except share data)	Thirteen weeks ended April 2, 2023	Thirteen weeks ended April 3, 2022
Basic and diluted earnings per share:
Numerator:
Net loss attributable to common stockholders	$(9,127)	$(17,570)
Denominator:
Weighted average Class A Common Stock shares, basic	80,978,008	78,572,404
Basic and diluted earnings (loss) per share	$(0.11)	$(0.22)
Anti-dilutive securities excluded from diluted earnings per share calculation:
Warrants	2,196,193	1,901,376
RSUs	180,908	57,914
PSUs	104,102	40,545
Stock options	1,601	—
Total	2,482,804	1,999,835
Class V Common Stock not subject to earnings per share calculation	59,349,000	59,349,000
Net loss attributable to noncontrolling interest	$(5,355)	$(14,328)

The diluted earnings (loss) per share computation excludes the effect of certain restricted stock units ("RSUs"), performance stock units ("PSUs"), and stock options granted to directors and management which convert to Class A Common Stock upon vesting or being exercised, as their inclusion would have been anti-dilutive.

Shares of the Company’s Class V Common Stock do not participate in earnings or losses of the Company and, therefore, are not participating securities. The PSUs and RSUs, were not considered participating securities in the Successor period despite the holders of these stock-based compensation awards being entitled to participate in dividends declared on Class A Common Stock, if and when declared, on a one-to-one per-share basis, because the dividends are only payable upon full vesting of the awards, and as such, the dividend is forfeitable. As of April 2, 2023 and January 1, 2023, the Continuing Members held all 59,349,000 shares of Class V Common Stock issued and outstanding and also held an equal number of common limited liability company units of UBH, which comprise the noncontrolling interest.

17.SUBSEQUENT EVENTS
On April 24, 2023, as announced in the Form 8-K filed with the SEC on April 26, 2023, the Company made the decision to permanently cease operations at the Company’s manufacturing facility located in Birmingham, Alabama (the “Birmingham Facility”) effective on or around July 3, 2023 (the “Manufacturing Closure”). Golden Flake® and other products currently being produced at the Birmingham Facility will continue to be produced at other manufacturing facilities following the ceasing of manufacturing operations at the Birmingham Facility. The Birmingham Facility employs approximately 275 individuals. While manufacturing at the Birmingham Facility is being permanently ceased, approximately 100 employees will continue to be employed by the Company and continue working in Birmingham in the Company’s distribution center.

The Company currently expects to incur pre-tax cash charges of approximately $3.0 million to $5.0 million in connection with the Manufacturing Closure in fiscal year 2023, which is expected to include $1.5 million in severance costs and $1.5 million to $3.5 million in closing and transfer of production costs. The Company also expects to incur non-cash charges of approximately $8.5 million to $11.0 million in asset impairments. The estimates of the charges and expenditures that the Company expects to incur in connection, and the timing thereof, are subject to a number of assumptions, including local law requirements, and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with this decision to permanently cease manufacturing at the Birmingham Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis of our financial condition and results of operations ("MD&A") should be read in conjunction with our unaudited combined interim consolidated financial statements as of and for the thirteen weeks ended April 2, 2023, together with our audited combined consolidated financial statements for our most recently completed fiscal year set forth under Item 8 of our Annual Report on Form 10-K for the year ended January 1, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended January 1, 2023 and other filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Our fiscal year end is the Sunday closest to December 31. Our fiscal year 2022 ended January 1, 2023 and was a fifty-two-week fiscal year, our fiscal year 2023 will end on December 31, 2023 and is a fifty-two-week fiscal year. Our fiscal quarters are comprised of thirteen weeks each, except for fifty-three-week fiscal years for which the fourth quarter is comprised of fourteen weeks, and end on the thirteenth Sunday of each quarter (fourteenth Sunday of the fourth quarter, when applicable).
Overview
We are a leading U.S. manufacturer of branded salty snacks. We produce a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, pork skins, pub/party mixes, and other snacks. Our iconic portfolio of authentic, craft, and "better for you" brands, which includes Utz®, ON THE BORDER®, Zapp’s®, Golden Flake®, Good Health®, Boulder Canyon®, Hawaiian® Brand, and TORTIYAHS!®, among others, enjoys strong household penetration in the U.S., where our products can be found in approximately 48% of U.S. households. We operate 16 manufacturing facilities across the U.S. with a broad range of capabilities, and our products are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors, and approximately 2,200 DSD routes. Our company was founded in 1921 in Hanover, Pennsylvania, and benefits from over 100 years of brand awareness and heritage in the salty snack industry. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2022 retail sales, we are the second-largest producer of branded salty snacks in our core geographies.
Key Developments and Trends
Our management team monitors a number of developments and trends that could impact our revenue and profitability objectives.
Long-Term Demographics, Consumer Trends, and Demand – We participate in the attractive and growing $36 billion U.S. salty snacks category, within the broader approximately $121 billion market for U.S. snack foods as of April 2, 2023. Retail sales of the salty snacks category has grown 14.8% over the thirteen weeks ended April 2, 2023. A recent study from Circana cites that 54% of consumers eat snacks to add excitement to their daily diet, up two points versus two years ago and that 49% of consumers snack three or more times per day, up four points versus two years ago. Additionally, the salty snacks category has historically benefited from favorable competitive dynamics, including low private label penetration and category leaders competing primarily through marketing and innovation. We expect these consumer trends to continue to drive consistent retail sales growth for salty snacks for the foreseeable future.

For the thirteen weeks ended April 2, 2023, U.S. retail sales for salty snacks based on Circana data increased by 14.8% versus the comparable prior year period. In the same period, our retail sales increased 9.4% over the thirteen weeks ended April 2, 2023.
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

Taxes – On March 27, 2020, The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted which included various tax provisions with retroactive effect. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are effective retroactively for years ending before the date of enactment. We deferred $7.8 million of payroll tax deposits per the CARES Act. The deferred payroll taxes must be deposited in two installments, with the first installment of $3.9 million paid as of December 31, 2021, and the remaining $3.9 million was paid at the start of fiscal year 2023. We continue to evaluate the impact of the CARES Act; however, we believe it is unlikely to have a material effect on our consolidated financial position, results of operations, and cash flow.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implemented a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The Company continues to evaluate the impact of the Inflation Reduction Act of 2022; however, we believe it is unlikely to have a material effect on our consolidated financial position, results of operations, and cash flow.

Financing Costs and Exposure to Interest Rate Changes – As of April 2, 2023, we had $884.6 million in variable rate indebtedness, up from $867.4 million at January 1, 2023. As of April 2, 2023 our variable rate indebtedness is benchmarked to the Term SOFR Screen Rate (‘SOFR”). As of April 2, 2023, we have entered into interest rate hedges covering $587.3 million of debt, of which, $500.0 million is covered through September 30, 2026 and a hedge that covers the outstanding principal balance of the Real Estate Term Loan through September 2032. Our interest rate hedge strategy has limited some of our exposure to changes in interest rates. We regularly evaluate our variable and fixed-rate debt. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the thirteen weeks ended April 2, 2023 was 5.6%, up from 3.9% during the thirteen weeks ended April 3, 2022. We have used interest rate swaps to help manage some of our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 7. "Long-Term Debt" and Note 8. "Derivative Financial Instruments and Purchase Commitments" to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this filing for additional information on debt, derivative and purchase commitment activity. The Company has experienced the effect of increased interest rates on the portion of its debt that is not hedged and, continued rising interest rates could negatively impact our net income.

Recent Developments and Significant Items Affecting Comparability

Commodity Trends
We regularly monitor worldwide supply and commodity costs so we can cost-effectively secure ingredients, packaging and fuel required for production. A number of external factors such as weather, which may be impacted in unanticipated ways due to climate change, commodity market conditions, and the effects of governmental, agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address commodity costs primarily through the use of buying-forward, which locks in pricing for key materials between three and 18 months in advance. Other methods include hedging, net pricing adjustments to cover longer term cost inflation, and manufacturing and overhead cost control. Our hedging techniques, such as forward contracts, limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Toward the end of fiscal year 2020, we began to experience an increase in pricing in certain commodity costs that continued to rise throughout fiscal years 2021 and 2022, and have continued to rise in the first quarter of 2023. Continued commodity cost increases may adversely impact our net income. Additionally, the Company has experienced rising costs related to fuel and freight rates as well as rising labor costs which have negatively impacted profitability. Transportation costs have been on the rise since early in 2021 and may continue to rise which may also adversely impact net income. The Company looks to offset rising costs through increasing manufacturing and distribution efficiencies as well as through price increases to our customers, although it is unclear whether historic customer sales levels will be maintained at these higher prices. Due to competitive or market conditions, planned trade or promotional incentives, or other factors, our pricing actions may also lag commodity cost changes.

While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. Market factors including supply and demand may result in higher costs of sourcing those materials.
Independent Operator Conversions
Our DSD distribution is executed via Company-owned routes operated by route sales professionals ("RSP" or "RSPs"), and third-party routes managed by IOs. We have used the IO and RSP models for more than a decade. In fiscal year 2017, we embarked on a multi-year strategy to convert all company-owned RSP routes to the IO model. The mix between IOs and RSPs was approximately 96% and 4%, respectively, as of April 2, 2023 versus 89% and 11% ratio for IOs and RSPs, respectively, as of April 3, 2022. We anticipate continuing to work to complete substantially all remaining RSPs conversions during fiscal year 2023. The conversion process involves selling distribution rights of a defined route to an IO. As we convert a large number of routes in a year, there is a meaningful decrease in the selling, distribution administrative costs that we previously incurred on RSPs and a corresponding increase in discounts paid to IOs to cover their costs to distribute our product. The net impact is a reduction in selling and distribution expenses and a decrease in net sales and gross profit. Conversions also impact our balance sheet resulting in cash proceeds to us as a result of selling the route to an IO, or by creating notes receivable related to the sale of the routes.

Results of Operations
Overview
The following tables present selected unaudited financial data for the thirteen weeks ended April 2, 2023 and April 3, 2022.

(in thousands)	Thirteen weeks ended April 2, 2023	Thirteen weeks ended April 3, 2022
Net sales	$351,433	$340,767
Cost of goods sold	246,937	236,960
Gross profit	104,496	103,807
Selling, distribution, and administrative expenses
Selling and distribution	65,046	88,110
Administrative	41,040	38,551
Total selling, distribution, and administrative expenses	106,086	126,661
(Loss) gain on sale of assets, net	(508)	367
Loss from operations	(2,098)	(22,487)
Other (expense) income
Interest expense	(14,378)	(9,103)
Other income	1,615	520
(Loss) gain on remeasurement of warrant liability	(2,232)	1,944
Other expense, net	(14,995)	(6,639)
Loss before taxes	(17,093)	(29,126)
Income tax (benefit) expense	(2,611)	2,772
Net loss	(14,482)	(31,898)
Net loss attributable to noncontrolling interest	5,355	14,328
Net loss attributable to controlling interest	$(9,127)	$(17,570)
Thirteen weeks ended April 2, 2023 versus thirteen weeks ended April 3, 2022
Net sales
Net sales was $351.4 million and $340.8 million for the thirteen weeks ended April 2, 2023 and April 3, 2022, respectively. Net sales for the thirteen weeks ended April 2, 2023 increased $10.7 million or 3.1% over the comparable period in 2022. The increase in net sales for the thirteen weeks ended April 2, 2023 was primarily related to the flow through of pricing action that were taken in 2022 in response to inflationary pressures accounted for a 9.7% increase in net sales, offset by volume/mix decline of 5.7%, as well as 0.9% decline in net sales related to continued IO conversions.
IO discounts increased to $42.2 million for the thirteen weeks ended April 2, 2023 from $34.2 million for the corresponding thirteen weeks ended April 3, 2022. Excluding the impacts of increased IO discounts related to RSP to IO conversion, organic net sales increased 4.0% for the thirteen weeks ended April 2, 2023 versus the corresponding period in 2022.

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
For the thirteen weeks ended April 2, 2023 Power brand sales increased by approximately 8.7%, while Foundation brand sales decreased by approximately 4.9% from the thirteen weeks ended April 3, 2022. The increase in Power brand sales is due primarily to favorable pricing action, offset by volume decline and continued IO conversions. Foundation brand sales decrease was primarily driven by volume decline and continued IO conversion, offset by certain pricing initiatives. The Company's volume declined for the thirteen weeks ended April 2, 2023 compared to the lapping of a very strong thirteen weeks ended April 3, 2022. In addition, volume was also impacted by weight outs and price pack architecture, as well as SKU rationalization focused on a reduction in private label and partner brand products.

Cost of goods sold and Gross profit
Gross profit was $104.5 million and $103.8 million for the thirteen weeks ended April 2, 2023 and April 3, 2022, respectively. The increase in gross profit for thirteen weeks ended April 2, 2023 was driven by pricing initiatives which were put in place to help reduce the impact of continued commodity, transportation, and wage inflation which hindered gross profit partially offset by volume decline.
Our gross profit margin was 29.7% for the thirteen weeks ended April 2, 2023 versus 30.5% for the thirteen weeks ended April 3, 2022. The decline in gross profit margin was primarily driven by commodity and wage inflation and lower fixed overhead absorption, offset by the impact of productivity initiatives. Additionally, IO discounts increased to $42.2 million for the thirteen weeks ended April 2, 2023 from $34.2 million for the thirteen weeks ended April 3, 2022. IO conversions contributed to a gross profit decline of $3.0 million, or a gross profit margin of 0.9%, and the remaining IO discount growth was driven pricing actions. Apart from the IO discount impact growth the Company's margins over the thirteen weeks ended April 2, 2023 was comparable to margins for the thirteen weeks ended April 3, 2022.
Selling, distribution, and administrative expense
Selling, distribution, and administrative expenses were $106.1 million and $126.7 million for the thirteen weeks ended April 2, 2023 and April 3, 2022, respectively resulting in a decrease of $(20.6) million or (16.2)% over the corresponding period in fiscal year 2022. The decrease in expenses for the thirteen weeks ended April 2, 2023 compared to the thirteen weeks ended April 3, 2022 was primarily attributable to the comparable period having higher acquisition and integration costs related to the buyout of multiple distributors, which were accounted for as contract terminations, and resulted in expense of $23.0 million during the thirteen weeks ended April 3, 2022. The thirteen weeks ended April 2, 2023 included impairments of $1.9 million related to the impairment of fixed assets that were damaged in a natural disaster. The thirteen weeks ended April 3, 2022 included other contract termination expense and related impairments which totaled $2.6 million. Excluding these items selling, distribution, and administrative expenses increased by 3.1% for the thirteen weeks ended April 2, 2023 compared to the corresponding period in fiscal year 2022. We believe that the distributor buyouts will help drive increased future profitability and allow us to better serve our customers. Rising labor and higher stock based compensation costs were partially offset by the reductions of selling costs related to the continued conversion out of Company owned RSP to IO routes.
(Loss) gain on sale of assets
(Loss) gain on sale of assets was $(0.5) million and $0.4 million for the thirteen weeks ended April 2, 2023 and April 3, 2022, respectively. The Company has continued to convert company-owned routes to IO routes during the first fiscal quarter of 2022, offsetting the sales price by the respective route intangible asset. The loss during the thirteen weeks ended April 2, 2023 was primarily related to some small distributor buyouts where a buyout premium was allocated to an asset purchase and sold.

Other expense, net
Other expense, net was $15.0 million and $6.6 million for the thirteen weeks ended April 2, 2023 and April 3, 2022, respectively. The decrease in expense for the thirteen weeks ended April 2, 2023 was primarily due to a $2.2 million loss from the remeasurement of warrant liability for the thirteen weeks ended April 2, 2023 versus a gain of $1.9 million for the thirteen weeks ended April 3, 2022. Also significant was interest expense of $14.4 million for the thirteen weeks ended April 2, 2023 compared to $9.1 million for the thirteen weeks ended April 3, 2022. The additional increase in interest expense is primarily attributable to the additional equipment loan and the Real Estate Loan. Another significant driver increasing interest expense relates to an increase in interest rates, which impacted the portion of debt that the Company has not hedged.
Income taxes
Income tax (benefit) expense was $(2.6) million and $2.8 million for the thirteen weeks ended April 2, 2023 and April 3, 2022, respectively.
Non-GAAP Financial Measures

We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identifies trends in our underlying operating results and provides additional insight and transparency on how we evaluate the business. We use non-GAAP financial measures to budget, make operating and strategic decisions, and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. The adjustments generally fall within the categories of non-cash items, acquisition and integration costs, business transformation initiatives, and financing-related costs. We believe the non-GAAP measures should always be considered along with the related U.S. GAAP financial measures. We have provided the reconciliations between the U.S. GAAP and non-GAAP financial measures below, and we also discuss our underlying U.S. GAAP results throughout this MD&A section.

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
Adjusted EBITDA is one of the key performance indicators we use in evaluating our operating performance and in making financial, operating, and planning decisions. We believe EBITDA and Adjusted EBITDA are useful to investors in the evaluation of our operating performance compared to other companies in the salty snack industry, as similar measures are commonly used by companies in this industry, however, we caution that other companies may use different definitions from us and such figures may not be directly comparable to our figures. We have also historically reported an Adjusted EBITDA metric to investors and lenders for covenant compliance. We also report Adjusted EBITDA as a percentage of Net Sales as an additional measure for investors to evaluate our Adjusted EBITDA margins on Net Sales.

The following table provides a reconciliation from net (loss) to EBITDA and Adjusted EBITDA for the thirteen weeks ended April 2, 2023 and April 3, 2022:

(dollars in millions)	Thirteen weeks ended April 2, 2023	Thirteen weeks ended April 3, 2022
Net loss	$(14.5)	$(31.9)
Plus non-GAAP adjustments:
Income Tax (Benefit) Expense	(2.6)	2.8
Depreciation and Amortization	20.1	22.1
Interest Expense, Net	14.4	9.1
Interest Income (IO loans)(1)	(0.4)	(0.5)
EBITDA	17.0	1.6
Certain Non-Cash Adjustments(2)	9.2	3.5
Acquisition and Integration(3)	3.7	28.8
Business Transformation Initiatives(4)	8.2	4.4
Financing-Related Costs(5)	0.1	0.1
Loss (Gain) on Remeasurement of Warrant Liability(6)	2.2	(1.9)
Adjusted EBITDA	$40.4	$36.5
Adjusted EBITDA as a % of Net Sales	11.5%	10.7%
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
(2)Certain Non-Cash Adjustments are comprised primarily of the following:
Incentive programs – The Company incurred $4.6 million and $1.4 million of share-based compensation expense, that was awarded to associates and directors, and compensation expense associated with the employee stock purchase plan for the thirteen weeks ended April 2, 2023 and April 3, 2022, respectively.
Asset Impairments and Write-Offs — For the thirteen weeks ended April 2, 2023, the Company recorded an adjustment for an impairment of $1.9 million related to fixed assets. During the thirteen weeks ended April 3, 2022, the Company recorded an impairment of $2.0 million related to the termination of distribution agreements.
Purchase Commitments and Other Adjustments – We have purchase commitments for specific quantities at fixed prices for certain of our products’ key ingredients. To facilitate comparisons of our underlying operating results, this adjustment was made to remove the volatility of purchase commitment related unrealized gains and losses. The adjustment related to Purchase Commitment and Other non-cash adjustments were $2.7 million and $0.1 million for the thirteen weeks ended April 2, 2023 and April 3, 2022, respectively.
(3)Adjustment for Acquisition and Integration Costs – This is comprised of consulting, transaction services, and legal fees incurred for acquisitions and certain potential acquisitions, in addition to expenses associated with integrating recent acquisitions. Such expenses were $4.9 million for the thirteen weeks ended April 2, 2023, as well as $1.2 million of income for the reduction of the Tax Receivable Agreement Liability associated with the Business Combination. Charges related to the buyout of multiple distributors, which was accounted for as a contract termination resulting in expense of $23.0 million for the thirteen weeks ended April 3, 2022, along with other acquisitions an integration cost of $5.8 million.
(4)Business Transformation Initiatives Adjustment – This adjustment is related to consultancy, professional, and legal fees incurred for specific initiatives and structural changes to the business that do not reflect the cost of normal business operations. In addition, gains and losses realized from the sale of distribution rights to IOs and the subsequent disposal of trucks, severance costs associated with the elimination of RSP positions, and ERP transition costs, fall into this category. The Company incurred such costs of $8.2 million and $4.4 million for the thirteen weeks ended April 2, 2023 and April 3, 2022, respectively.

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
Liquidity and Capital Resources
The following table presents net cash provided by operating activities, investing activities and financing activities for the thirteen weeks ended April 2, 2023 and April 3, 2022.

(in thousands)	Thirteen weeks ended April 2, 2023	Thirteen weeks ended April 3, 2022
Net cash used in operating activities	$(8,443)	$(36,004)
Net cash used in investing activities	$(14,018)	$(5,103)
Net cash provided by financing activities	$7,452	$14,108
For the thirteen weeks ended April 2, 2023, our consolidated cash balance, including cash equivalents, was $57.9 million or $15.0 million lower than at January 1, 2023. Net cash used in operating activities for the thirteen weeks ended April 2, 2023 was $8.4 million compared to $36.0 million thirteen weeks ended April 3, 2022, with the difference largely driven by the payment of $20.2 million in the first quarter of 2022 related to the buyout of multiple distributors, which were accounted for as contract terminations. The thirteen weeks ended April 2, 2023 also included a larger cash outflow related to the building of inventory compared to the prior year comparable period. Cash used in investing activities for the thirteen weeks ended April 2, 2023 was $14.0 million driven by purchases of property and equipment, versus cash used in investing activity of $5.1 million for the thirteen weeks ended April 3, 2022. Net cash provided by financing activities was $7.5 million for the thirteen weeks ended April 2, 2023, driven by a draw on the line of credit of $20.0 million, offset by the payment of dividends and distribution, and repayments on term debt and notes payable, versus net cash used in financing activities of $14.1 million for the thirteen weeks ended April 3, 2022, which was primarily a result of a draw on the line of credit of $20.0 million and other borrowings offset by payments of dividends and distributions.

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
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (as amended, the "ABL facility"), pursuant to the terms of that certain First Lien Term Loan Credit Agreement, dated November 21, 2017 (the "Credit Agreement"). On September 22, 2022, the ABL facility was amended to further increase the credit limit up to $175.0 million and replaced the interest rate benchmark from LIBOR to SOFR. As of April 2, 2023 and January 1, 2023, $20.0 million and $0.0 million, respectively, were outstanding under this facility. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit. As of April 2, 2023 and January 1, 2023, $140.8 million and $163.0 million, respectively, was available for borrowing, net of letters of credit. The ABL facility is also subject to unused line fees (0.5% at April 2, 2023) and other fees and expenses.

Standby letters of credit in the amount of $12.0 million have been issued as of April 2, 2023 and January 1, 2023. The standby letters of credit are primarily issued for insurance purposes.

Term Loans
On December 14, 2020, the Company entered into a Bridge Credit Agreement with a syndicate of banks, led by Bank of America, N.A. (the "Bridge Credit Agreement"). The proceeds of the Bridge Credit Agreement were used to fund the Company’s acquisition of Truco and the IP Purchase (each as defined below) from OTB Acquisition, LLC, in which the Company withdrew $490.0 million to finance the acquisition of Truco Holdco Inc. ("Truco" and such acquisition, the "Truco Acquisition") and certain intellectual property from OTB Acquisition, LLC (the "IP Purchase"). The Bridge Credit Agreement bears interest at an annual rate based on 4.25% plus 1 month LIBOR with scheduled incremental increases to the base rate, as defined in the Bridge Credit Agreement.
On January 20, 2021, the Company entered into Amendment No. 2 to the Bridge Credit Agreement ("Amendment No. 2") which provided additional operating flexibility and revisions to certain restrictive covenants. Pursuant to the terms of Amendment No. 2, the Company raised $720 million in aggregate principal of Term Loan B ("Term Loan B") which bore interest at LIBOR plus 3.00%, and extended the maturity of the Bridge Credit Agreement to January 20, 2028. The proceeds were used, together with cash on hand and proceeds from our exercised warrants, to redeem the outstanding principal amount of Term Loan B and Bridge Credit Agreement of $410 million and $358 million, respectively. The refinancing was accounted for as an extinguishment. The Company incurred debt issuance costs and original issuance discounts of $8.4 million.
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
On October 12, 2022, the Company, through its subsidiaries UQF, Kennedy and Condor Snack Foods, LLC (together with UQF and Kennedy, the “Real Estate Financing Borrowers”), entered into a loan agreement (the “Real Estate Term Loan”) with City National Bank which was secured by a majority of the Real Estate Financing Borrowers’ real estate assets. The Real Estate Term Loan holds a principal balance of $88.1 million, with net proceeds of approximately $85.0 million after transaction fees and expenses. The Real Estate Term Loan has a ten-year maturity and amortizes approximately $3.5 million in principal annually, with a balloon payment due at maturity. The Company used a portion of the proceeds from the Real Estate Term Loan to pay off the ABL facility. The Real Estate Term Loan contains a single financial maintenance covenant consisting of a fixed charge coverage ratio that is tested quarterly only during a covenant trigger period consistent with the existing ABL facility. Concurrent with the closing of the Real Estate Term Loan, UQF entered into an interest rate swap transaction to fix the effective interest rate at approximately 5.93%, as discussed in further detail within "Note 8. Derivative Financial Instruments and Purchase Commitments”.
The Term Loan B and the ABL facility are collateralized by substantially all of the assets and liabilities of UBH and its subsidiaries excluding the real estate assets secured by the Real Estate Term Loan, including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with its financial covenants as of April 2, 2023.

Debt (in thousands)	Issue Date	Principal Balance	Maturity Date	April 2, 2023	January 1, 2023
Term loan B(1)	June-21	$795,000	January-28	$777,298	$779,286
Real Estate Loan	October-22	$88,140	October-32	87,259	88,140
Equipment loans(2)				54,400	54,053
ABL facility(3)				20,000	—
Net impact of debt issuance costs and original issue discounts				(9,667)	(9,672)
Total long-term debt				929,290	911,807
Less: current portion				(19,207)	(18,472)
Long term portion of term debt and financing obligations				$910,083	$893,335
(1) On September 22, 2022, the Company entered into Amendment No. 4 to the Bridge Credit Agreement ("Amendment No. 4"), which replaced the interest rate benchmark from LIBOR to SOFR. The weighted average interest rate on the Term Loan B debt for the thirteen weeks ended April 2, 2023 was 7.61%.

(2) In July 2021, the Company entered into two separate finance lease obligations with Banc of America Leasing & Capital, LLC, which have been treated as secured borrowing. The Company made a series of draws upon these agreements throughout fiscal year 2021 totaling $26.5 million and has drawn a total of $32.4 million in fiscal year 2022 and $2.3 million in fiscal year 2023. These draws bear interest ranging from 3.26% through 6.73% and have varying maturities up through 2028.
(3) The facility bore interest at an annual rate based on LIBOR, or SOFR plus a 0.10% credit spread adjustment after the amendment on September 22, 2022, plus an applicable margin of 1.50% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.50% (ranging from 0.50% to 1.00%). The Company generally utilizes the prime rate for amounts that the Company expects to pay down within 30 days. The interest rate on the facility as of April 2, 2023 was 8.50%, under the prime rate. The Company elects to use the LIBOR, prior to the amendment on September 22, 2022 which changed the reference rate to SOFR as described above, for balances that are expected to be carried longer than 30 days. The interest rate on the ABL facility as of April 2, 2023 was 6.26%.
Other Notes Payable and Capital Leases
During the first fiscal quarter of 2022, the Company bought out and terminated the contracts of multiple distributors who had previously been providing services to the Company. These transactions were accounted for as contract terminations and resulted in expense of $23.0 million for the thirteen weeks ended April 3, 2022. The outstanding balance of these transactions was $0.5 million as of January 1, 2023, and was paid off during the thirteen weeks ended April 2, 2023.
During the first fiscal quarter of 2020, the Company purchased intellectual property that include a deferred purchase price of $0.5 million, of which $0.2 million and $0.3 million was outstanding as of April 2, 2023 and January 1, 2023, respectively.
Amounts outstanding under notes payable consisted of the following:

(in thousands)	As of April 2, 2023	As of January 1, 2023
Note payable – IO notes	$19,508	$21,098
Finance lease obligations	10,547	10,995
Other	200	835
Total notes payable	30,255	32,928
Less: current portion	(11,893)	(12,589)
Long term portion of notes payable	$18,362	$20,339
From time to time, the Company sells notes receivable from IOs to a financial institution. During the thirteen weeks ended April 2, 2023, the Company sold an additional $1.0 million of notes receivable from IOs on its books for $0.9 million to a financial institution. Due to the structure of these transactions, they did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding notes receivable also remained on the Company’s books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through June 2032. The Company partially guarantees the outstanding loans, as discussed in further detail within Note 10. "Contingencies." These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon any event of default.

Interest Expense
Interest expense consisted of the following:

(in thousands)	Thirteen weeks ended April 2, 2023	Thirteen weeks ended April 3, 2022
Company’s term loans, ABL facility, and other long-term debt	$14,142	$8,331
Amortization of deferred financing fees	5	341
IO loans	231	431
Total interest	$14,378	$9,103

Off-Balance Sheet Arrangements
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $73.1 million as of April 2, 2023. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment (losses) gains totaling $(2.7) million for the thirteen weeks ended April 2, 2023 and $0.0 million for the thirteen weeks ended April 3, 2022, respectively.
IO Guarantees-Off-Balance Sheet
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $1.1 million and $1.5 million at April 2, 2023 and January 1, 2023, respectively, all of which was recorded by the Company as off balance sheet arrangements. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $40.2 million and $36.0 million at April 2, 2023 and January 1, 2023, respectively, which are off balance sheet arrangements. As discussed in Note 7. "Long-Term Debt", the Company also sold notes receivable on its books to Bank of America during fiscal years 2019, 2021, and 2022, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at April 2, 2023 and January 1, 2023 was $16.8 million and $17.9 million, respectively. Due to the structure of the transactions, the sale did not qualify for sale accounting treatment, and as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding note receivable also remained on the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $3.1 million and $3.4 million at April 2, 2023 and January 1, 2023, respectively, all of which were included in the Company's Consolidated Balance Sheets. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.

New Accounting Pronouncements
See Note 1. "Operations and Summary of Significant Accounting Policies," to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
General
Our consolidated financial statements have been prepared in accordance with U.S. GAAP. While the majority of our revenue, expenses, assets and liabilities are not based on estimates, there are certain accounting principles that require management to make estimates regarding matters that are uncertain and susceptible to change. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which could potentially result in materially different results under different assumptions and conditions. Management regularly reviews the estimates and assumptions used in the preparation of our financial statements for reasonableness and adequacy. Our significant accounting policies are discussed in Note 1. "Operations and Summary of Significant Accounting Policies", of the unaudited Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q; however, the following discussion pertains to accounting policies we believe are most critical to the portrayal of our financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may affect the comparability of our financial condition, results of operations and cash flows to those of other companies.
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

Distribution Route Purchase and Sale Transactions
We purchase and sell distribution routes as a part of our maintenance of our DSD network. As new IOs are identified, we either sell our existing routes to the IOs or sell routes that were previously purchased by us to the IOs. Gain/loss from the sale of a distribution route is recorded upon the completion of the sale transaction and signing of the relevant documents and is calculated based on the difference between the sale price of the distribution route and the asset carrying value of the distribution route as of the date of sale. We record intangible assets for distribution routes that we purchase based on the payment that we make to acquire the route and record the purchased distribution routes as indefinite-lived intangible assets under Financial Accounting Standards Board ASC 350, Intangibles – Goodwill and Other. The indefinite lived intangible assets are subject to annual impairment testing.

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
We have identified the existing snack food operations as our sole reporting unit. For the qualitative analysis performed, which took place on the first day of the fourth quarter of 2022, we have taken into consideration all the events and circumstances listed in FASB ASC 350, Intangibles—Goodwill and Other, in addition to other entity-specific factors that have taken place. We have determined that there was no significant impact that affected the fair value of the reporting unit through April 2, 2023. Therefore, we have determined that it was not necessary to perform a quantitative goodwill impairment test for the reporting unit.
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
The benefit of tax positions taken or expected to be taken in our income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits." A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling and administrative expenses. As of April 2, 2023 and January 1, 2023, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.
Business Combinations
We evaluate acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not we have acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is accounted for as a business combination or an acquisition of assets.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended January 1, 2023. Our exposures to market risk have not changed materially since January 1, 2023.
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

Item 1A. Risk Factors

Our risk factors are set forth under the "Risk Factors" section of our Annual Report on Form 10-K filed on March 2, 2023. There have been no material changes to our risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1
Certificate of Domestication of the Company (incorporated by reference to Exhibit 3.1 of Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686) filed with the Commission on September 3, 2020).

3.2
Certificate of Incorporation of the Company (incorporate by reference to Exhibit 3.2 of Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686) filed with the Commission on September 3, 2020).

3.3*	Bylaws of the Company, as Amended and Restated.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith
+	Indicated a management or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2023 UTZ BRANDS, INC.

By:      /s/ Ajay Kataria
Name:     Ajay Kataria
Title: Executive Vice President, Chief Financial Officer