Form 10-Q
period 2023-07-02
Utz Brands, Inc.
filed 2023-08-10
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023
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

As of August 7, 2023, 81,141,417 shares of Class A Common Stock, par value $0.0001 per share, and 59,349,000 shares of Class V Common Stock, par value $0.0001 per share, were issued and outstanding.

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
•Expansion plans and opportunities;
•Expenses and other charges related to the Manufacturing Closure (as defined in Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);
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
As a result of a number of known and unknown risks and uncertainties, the Company’s results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ are described under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended January 1, 2023 (“Annual Report on Form 10-K”). There have been no material changes to our risk factors since the filing of the Annual Report on Form 10-K.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
July 2, 2023 and January 1, 2023
(In thousands)

	As of July 2, 2023	As of January 1, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$73,657	$72,930
Accounts receivable, less allowance of $2,669 and $1,815, respectively	140,977	136,985
Inventories	122,386	118,006
Prepaid expenses and other assets	40,090	34,991
Current portion of notes receivable	5,745	9,274
Total current assets	382,855	372,186
Non-current Assets
Property, plant and equipment, net	345,664	345,198
Goodwill	915,295	915,295
Intangible assets, net	1,081,231	1,099,565
Non-current portion of notes receivable	13,975	12,794
Other assets	102,064	95,328
Total non-current assets	2,458,229	2,468,180
Total assets	$2,841,084	$2,840,366
LIABILITIES AND EQUITY
Current Liabilities
Current portion of term debt	$19,290	$18,472
Current portion of other notes payable	8,584	12,589
Accounts payable	119,597	114,360
Accrued expenses and other	63,423	92,012
Total current liabilities	210,894	237,433
Non-current portion of term debt and revolving credit facility	947,700	893,335
Non-current portion of other notes payable	21,173	20,339
Non-current accrued expenses and other	73,407	67,269
Non-current warrant liability	44,928	45,504
Deferred tax liability	122,798	124,802
Total non-current liabilities	1,210,006	1,151,249
Total liabilities	1,420,900	1,388,682
Commitments and Contingencies
Equity
Shares of Class A Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 81,141,417 and 80,882,334 shares issued and outstanding as of July 2, 2023 and January 1, 2023, respectively	8	8
Shares of Class V Common Stock, $0.0001 par value; 61,249,000 shares authorized; 59,349,000 shares issued and outstanding as of July 2, 2023 and January 1, 2023	6	6
Additional paid-in capital	935,269	926,919
Accumulated deficit	(277,111)	(254,564)
Accumulated other comprehensive income	30,345	30,777
Total stockholders' equity	688,517	703,146
Noncontrolling interest	731,667	748,538
Total equity	1,420,184	1,451,684
Total liabilities and equity	$2,841,084	$2,840,366
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the thirteen and twenty-six weeks ended July 2, 2023 and July 3, 2022
(In thousands, except share information)
(Unaudited)

(in thousands)	Thirteen weeks ended July 2, 2023	Thirteen weeks ended July 3, 2022	Twenty-six weeks ended July 2, 2023	Twenty-six weeks ended July 3, 2022
Net sales	$362,853	$350,147	$714,286	$690,914
Cost of goods sold	245,460	238,618	492,397	475,578
Gross profit	117,393	111,529	221,889	215,336

Selling, distribution, and administrative expenses
Selling and distribution	66,869	68,796	131,915	156,906
Administrative	47,584	38,816	88,624	77,367
Total selling, distribution, and administrative expenses	114,453	107,612	220,539	234,273

(Loss) gain on sale of assets, net	(279)	1,375	(787)	1,742

Income (loss) from operations	2,661	5,292	563	(17,195)

Other (expense) income
Interest expense	(15,019)	(10,727)	(29,397)	(19,830)
Other income (expense)	272	(645)	1,887	(125)
Gain on remeasurement of warrant liability	2,808	5,760	576	7,704
Other (expense) income, net	(11,939)	(5,612)	(26,934)	(12,251)

Loss before taxes	(9,278)	(320)	(26,371)	(29,446)
Income tax benefit	(725)	(2,865)	(3,336)	(93)
Net (loss) income	(8,553)	2,545	(23,035)	(29,353)

Net loss attributable to noncontrolling interest	4,429	634	9,784	14,962
Net (loss) income attributable to controlling interest	$(4,124)	$3,179	$(13,251)	$(14,391)

Earnings (loss) per Class A Common stock: (in dollars)
Basic	$(0.05)	$0.04	$(0.16)	$(0.18)
Diluted	$(0.05)	$0.04	$(0.16)	$(0.18)
Weighted-average shares of Class A Common stock outstanding
Basic	81,063,457	80,171,174	81,020,732	79,371,789
Diluted	81,063,457	81,510,936	81,020,732	79,371,789

Net (loss) income	$(8,553)	$2,545	$(23,035)	$(29,353)
Other comprehensive income:
Change in fair value of interest rate swap	9,572	3,011	(753)	30,820
Comprehensive income (loss)	1,019	5,556	(23,788)	1,467
Net comprehensive loss (income) attributable to noncontrolling interest	383	(647)	10,105	1,715
Net comprehensive income (loss) attributable to controlling interest	$1,402	$4,909	$(13,683)	$3,182
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
For the thirteen and twenty-six weeks ended July 2, 2023 and July 3, 2022
(In thousands, except share data) (Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity		Non-controlling Interest		Total Equity
	Shares	Amount	Shares	Amount
Balance at January 2, 2022	77,644,645	$8	59,349,000	$6	$912,574	$(236,598)	$3,715	$679,705		$754,968		$1,434,673
Payments of tax withholding requirements for employee stock awards		—		—	(6,217)	—	—	(6,217)		—		(6,217)
Share-based compensation	952,530	—		—	1,379	—	—	1,379		—		1,379
Tax impact arising from share issuance		—		—	1,408	—	—	1,408		—		1,408
Net loss		—		—	—	(17,570)	—	(17,570)		(14,328)		(31,898)
Other comprehensive income		—		—	—	—	15,843	15,843		11,966		27,809
Balance at April 3, 2022	78,597,175	8	59,349,000	6	909,144	(254,168)	19,558	674,548		752,606		1,427,154
Stock-based compensation	110,287	—		—	4,400	—	—	4,400		—		4,400
Issuance of common stock in connection with private placement sale	2,105,373				28,000			28,000				28,000
Tax impact arising from share issuance		—		—	(1,969)	—	—	(1,969)		—		(1,969)
Net income		—		—	—	3,179	—	3,179		(634)		2,545
Other comprehensive income		—		—	—	—	1,730	1,730		1,281		3,011
Cash dividends declared ($0.108 per share of Class A Common Stock)		—		—	—	(8,604)	—	(8,604)		—		(8,604)
Distribution to noncontrolling interest		—		—	—	—	—	—		(6,410)		(6,410)
Balance at July 3, 2022	80,812,835	$8	59,349,000	$6	$939,575	$(259,593)	$21,288	$701,284		$746,843		$1,448,127

Balance at January 1, 2023	80,882,334	$8	59,349,000	$6	$926,919	$(254,564)	$30,777	$703,146	—	$748,538	—	$1,451,684
Share-based compensation	130,534	—		—	4,634	—	—	4,634		—		4,634
Payments of tax withholding requirements for employee stock awards		—		—	(589)	—	—	(589)		—		(589)
Net loss		—		—	—	(9,127)	—	(9,127)		(5,355)		(14,482)
Cash dividends declared		—		—	—	(56)	—	(56)		—		(56)
Other comprehensive loss		—		—	—	—	(5,958)	(5,958)		(4,367)		(10,325)
Balance at April 2, 2023	81,012,868	8	59,349,000	6	930,964	(263,747)	24,819	692,050		738,816		1,430,866
Stock-based compensation	128,549	—		—	4,305	—	—	4,305		—		4,305
Net loss		—		—	—	(4,124)	—	(4,124)		(4,429)		(8,553)
Other comprehensive income		—		—	—	—	5,526	5,526		4,046		9,572
Cash dividends declared ($0.114 per share of Class A Common Stock)		—		—	—	(9,240)	—	(9,240)		—		(9,240)
Distribution to noncontrolling interest		—		—	—	—	—	—		(6,766)		(6,766)
Balance at July 2, 2023	81,141,417	$8	59,349,000	$6	$935,269	$(277,111)	$30,345	$688,517		$731,667		$1,420,184
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the twenty-six weeks ended July 2, 2023 and July 3, 2022
(In thousands)
(Unaudited)

	Twenty-six weeks ended July 2, 2023	Twenty-six weeks ended July 3, 2022
Cash flows from operating activities
Net loss	$(23,035)	$(29,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment and other charges	9,548	3,319
Depreciation and amortization	40,405	44,564
Gain on remeasurement of warrant liability	(576)	(7,704)
Loss (gain) on sale of assets	787	(1,742)
Share-based compensation	8,939	5,779
Deferred taxes	(2,003)	(977)
Deferred financing costs	451	703
Changes in assets and liabilities:
Accounts receivable, net	(3,992)	(20,673)
Inventories	(4,379)	(20,029)
Prepaid expenses and other assets	(11,687)	(5,415)
Accounts payable and accrued expenses and other	(18,773)	5,260
Net cash used in operating activities	(4,315)	(26,268)
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(75)
Purchases of property and equipment	(30,158)	(60,278)
Proceeds from sale of property and equipment	959	2,551
Proceeds from sale of routes	12,446	12,383
Proceeds from the sale of IO notes	2,161	5,017
Proceeds from insurance claims for capital investments	—	2,000
Notes receivable, net	(16,191)	(8,849)
Net cash used in investing activities	(30,783)	(47,251)
Cash flows from financing activities
Line of credit borrowings, net	61,000	29,824
Borrowings on term debt and notes payable	3,246	28,873
Repayments on term debt and notes payable	(11,785)	(13,618)
Payment of debt issuance cost	—	(265)
Payments of tax withholding requirements for employee stock awards	(589)	(6,217)
Proceeds from issuance of shares	—	28,000
Dividends	(9,281)	(8,433)
Distribution to noncontrolling interest	(6,766)	(6,410)
Net cash provided by financing activities	35,825	51,754
Net increase (decrease) in cash and cash equivalents	727	(21,765)
Cash and cash equivalents at beginning of period	72,930	41,898
Cash and cash equivalents at end of period	$73,657	$20,133
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying consolidated financial statements comprise the financial statements of Utz Brands, Inc. ("UBI" or the "Company", formerly Collier Creek Holdings ("CCH")) and its wholly owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). They do not include all information and notes required by U.S. GAAP for annual financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s financial statements for the year ended January 1, 2023. The balance sheet as of January 1, 2023 has been derived from the audited combined financial statements as of and for the year ended January 1, 2023. In the opinion of management, such financial information reflects all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with the U.S. GAAP. Operating results for the interim period are not necessarily indicative of the results that may be expected for any future period or for the full year. The consolidated interim financial statements, including the Company's significant accounting policies, should be read in conjunction with the audited combined financial statements and notes thereto for the year ended January 1, 2023.
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
The benefit of tax positions taken or expected to be taken in the Company’s income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or the amount of net operating loss carryover or the amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, distribution, and administrative expenses. As of July 2, 2023 and January 1, 2023, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next fiscal year.
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
For the latest qualitative analysis performed, which took place on the first day of the fourth quarter of 2022, the Company took into consideration all the events and circumstances listed in Topic 350 in addition to other entity-specific factors that had taken place. The Company determined that there was no significant impact that affected the fair value of the reporting unit through July 2, 2023. Therefore, the Company determined that it was not necessary to perform a quantitative goodwill impairment test for the reporting unit.
Fair Value of Financial Instruments – Financial instruments held by the Company include cash and cash equivalents, accounts receivable, hedging instruments, purchase commitments on commodities, accounts payable and debt. The carrying value of all cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term nature. The carrying value of the debt is also estimated to approximate its fair value based upon current market conditions and interest rates. The fair values of the hedging instruments are revalued at each reporting period.
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
The Company offers various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade customer or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. The Company has reserves in place of $32.0 million as of July 2, 2023, which include adjustments taken by customers of $16.6 million that are awaiting final processing, and reserves of $46.3 million as of January 1, 2023, which include adjustments taken by customers of $32.8 million that are awaiting final processing. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.
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

Distributor Buyouts - During the first and second fiscal quarters of 2022, the Company bought out and terminated the contracts of multiple third-party distributors who had previously been providing services to the Company. These transactions were accounted for as contract terminations and resulted in expense of $23.0 million for twenty-six weeks ended July 3, 2022, and are included within selling and distribution expense on the Consolidated Statement of Operations and Comprehensive Income (Loss).
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
2.INVENTORIES
Inventories consisted of the following:

(in thousands)	As of July 2, 2023	As of January 1, 2023
Finished goods	$75,829	$67,386
Raw materials	36,908	42,204
Maintenance parts	9,649	8,416
Total inventories	$122,386	$118,006
3.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

(in thousands)	As of July 2, 2023	As of January 1, 2023
Land	$35,639	$30,582
Buildings	128,680	129,824
Machinery and equipment	249,511	255,505
Land improvements	3,577	3,756
Building improvements	4,131	3,709
Construction-in-progress	44,554	21,934
	466,092	445,310
Less: accumulated depreciation	(120,428)	(100,112)
Property, plant and equipment, net	$345,664	$345,198
Depreciation expense was $10.6 million and $12.7 million for the thirteen weeks ended July 2, 2023 and July 3, 2022, respectively, and $20.9 million and $25.1 million for the twenty-six weeks ended July 2, 2023 and July 3, 2022, respectively. Depreciation expense is classified in cost of goods sold, selling, distribution, and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). During the thirteen weeks ended July 2, 2023, the Company made the decision to permanently cease operations at the Company’s manufacturing facility located in Birmingham, Alabama (the “Birmingham Facility”) effective in June 2023 (the “Manufacturing Closure”). Golden Flake® and other products that were produced at the Birmingham Facility have continued to be produced at other manufacturing facilities. The Manufacturing Closure reduced the Company's workforce by approximately 130 employees and the Company maintains its distribution center in Birmingham.
The Company has recorded expense of $8.9 million in connection with the Manufacturing Closure, which includes $1.3 million in severance and related costs and $7.6 million of asset impairments related to fixed assets. The severance and related expenses are recorded in the cost of goods sold line on the Consolidated Statement of Operations and Comprehensive Income (Loss) for

the thirteen weeks ended July 2, 2023. The fixed asset impairments are recorded in the administrative expenses line on the Consolidated Statement of Operations and Comprehensive Income (Loss). In addition, during the twenty-six weeks ended July 2, 2023, the Company recognized expense of $1.9 million related to the impairment of property, plant, and equipment unrelated to the Manufacturing Closure.
4.GOODWILL AND INTANGIBLE ASSETS, NET
There were no changes to goodwill during the twenty-six weeks ended July 2, 2023.
Intangible assets, net, consisted of the following:

(in thousands)	As of July 2, 2023	As of January 1, 2023
Subject to amortization:
Distributor/customer relationships	$677,930	$677,930
Trademarks	63,850	63,850
Amortizable assets, gross	741,780	741,780
Accumulated amortization	(101,572)	(82,738)
Amortizable assets, net	640,208	659,042
Not subject to amortization:
Trade names	434,513	434,513
Route assets	6,510	6,010
Intangible assets, net	$1,081,231	$1,099,565
Previously, the Company was granted certain exclusive distribution rights for certain products manufactured by another manufacturer. During the first fiscal quarter of 2022, the Company shifted the relationship with that manufacturer and converted that shelf space to Company-branded products. As a result, the Company recorded impairment expense of $2.0 million and the amortizable master distribution rights decreased by $2.2 million during the twenty-six weeks ended July 3, 2022. There were no significant changes to intangible assets during the twenty-six weeks ended July 2, 2023, other than those which arise from the normal course of business of buying and selling of Company-owned route assets and amortization.
Amortization of the distributor/customer relationships, technology, and trade names amounted to $9.4 million and $9.4 million for the thirteen weeks ended July 2, 2023 and July 3, 2022, respectively, and $18.8 million and $18.8 million for the twenty-six weeks ended July 2, 2023 and July 3, 2022, respectively. The expense related to the amortization of intangibles is classified in administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
5.NOTES RECEIVABLE
The Company has undertaken a program in recent years to sell Company-managed DSD distribution routes to independent operators (“IOs”). Contracts are executed between the Company and the IOs for the sale of the product distribution route, including a note in favor of the Company, in certain cases. The notes bear interest at rates ranging from 0.00% to 10.40% with terms ranging, generally, from one to ten years. The notes receivable balances due from IOs at July 2, 2023 and January 1, 2023 totaled $19.6 million and $22.0 million, respectively, and are collateralized by the routes for which the loans are made. During the twenty-six weeks ended July 2, 2023, the loss recorded by the Company on note receivables for which the Company reclaimed the collateral due to credit losses was less than $0.1 million. The Company has a corresponding notes payable liability, related to the IOs notes receivables, of $19.0 million and $21.1 million at July 2, 2023 and January 1, 2023, respectively. The related notes payable liability is discussed in further detail within Note 7. "Long-Term Debt."
Other notes receivable totaled $0.1 million as of both July 2, 2023 and January 1, 2023.

6.ACCRUED EXPENSES AND OTHER
Current accrued expenses and other consisted of the following:

(in thousands)	As of July 2, 2023	As of January 1, 2023
Accrued compensation and benefits	$14,601	$38,974
Operating right of use liability	14,433	12,389
Insurance liabilities	6,259	6,701
Accrued manufacturing related costs	3,622	10,817
Acquisition tax consideration	854	1,131
Accrued dividends and distributions	8,005	7,989
Accrued interest	1,484	1,151
Other accrued expenses	14,165	12,860
Total accrued expenses and other	$63,423	$92,012
Non-current accrued expenses and other consisted of the following:

(in thousands)	As of July 2, 2023	As of January 1, 2023
Operating right of use liability	$40,435	$35,331
Tax Receivable Agreement liability	24,488	25,426
Supplemental retirement and salary continuation plans	6,946	6,512
Long term hedge	1,538	—
Total accrued expenses and other	$73,407	$67,269
7.LONG-TERM DEBT
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (as amended, the "ABL facility"), pursuant to the terms of that certain First Lien Term Loan Credit Agreement, dated November 21, 2017 (the "Credit Agreement"). On September 22, 2022, the ABL facility was amended to further increase the credit limit up to $175.0 million and replaced the interest rate benchmark from LIBOR to SOFR. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit. As of July 2, 2023 and January 1, 2023, $96.6 million and $163.0 million, respectively, was available for borrowing, net of letters of credit. The ABL facility is also subject to unused line fees (0.5% at July 2, 2023) and other fees and expenses and was set to mature on August 22, 2024 as of July 2, 2023. On July 20, 2023 the ABL facility was further amended to increase the credit limit to $225.0 million and extend the maturity through the earlier of July 20, 2028, or 90 days prior to the maturity of the Term Loan B, as described further with Note 7. "Long-Term" Debt, which would be October 22, 2027. See Note 17." Subsequent Events" for additional details regarding this amendment.
Standby letters of credit in the amount of $14.3 million and $12.0 million have been issued as of July 2, 2023 and January 1, 2023, respectively. The standby letters of credit are primarily issued for insurance purposes.
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

On January 20, 2021, the Company entered into Amendment No. 2 to the Bridge Credit Agreement ("Amendment No. 2") which provided additional operating flexibility and revisions to certain restrictive covenants. Pursuant to the terms of Amendment No. 2, the Company raised $720 million in aggregate principal of Term Loan B ("Term Loan B") which bore interest at LIBOR plus 3.00%, and extended the maturity of the Bridge Credit Agreement to January 20, 2028. The proceeds were used, together with cash on hand and proceeds from the Company's exercised warrants, to redeem the outstanding principal amount of Term Loan B and Bridge Credit Agreement of $410 million and $358 million, respectively. The refinancing was accounted for as an extinguishment. The Company incurred debt issuance costs and original issuance discounts of $8.4 million.
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
The Term Loan B and the ABL facility are collateralized by substantially all of the assets and liabilities of UBH and its subsidiaries, excluding the real estate assets secured by the Real Estate Term Loan and including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with its financial covenants as of July 2, 2023.

Debt (in thousands)	Issue Date	Principal Balance	Maturity Date	July 2, 2023	January 1, 2023
Term loan B (1)	June-21	$795,000	January-28	$775,311	$779,286
Real Estate Loan	October-22	88,140	October-32	86,377	88,140
Equipment loans (2)				53,523	54,053
ABL facility(3)			October-27	61,000	—
Net impact of debt issuance costs and original issue discounts				(9,221)	(9,672)
Total long-term debt				966,990	911,807
Less: current portion				(19,290)	(18,472)
Long term portion of term debt and financing obligations				$947,700	$893,335
(1) On September 22, 2022, the Company entered into Amendment No. 4 to the Bridge Credit Agreement ("Amendment No. 4"), which replaced the interest rate benchmark from LIBOR to SOFR. The weighted average interest rate on the Term Loan B debt, without consideration of the hedge, was 8.10% for the thirteen weeks ended July 2, 2023.
(2) In July 2021, the Company entered into two separate finance lease obligations with Banc of America Leasing & Capital, LLC, which have been treated as secured borrowing. The Company made a series of draws upon these agreements throughout fiscal year 2021 totaling $26.5 million and has drawn a total of $32.4 million in fiscal year 2022 and $3.2 million in fiscal year 2023. These draws bear interest ranging from 3.26% through 6.73% and have varying maturities up through 2028.
(3) The facility bore interest at an annual rate based on LIBOR, or SOFR plus a 0.10% credit spread adjustment after the amendment on September 22, 2022, plus an applicable margin of 1.50% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.50% (ranging from 0.50% to 1.00%). The Company generally utilizes the prime rate for amounts that the Company expects to pay down within 30 days. The interest rate on the facility as of July 2, 2023 would have been 8.75%, under the prime rate. The Company elects to use the LIBOR, prior to the amendment on September 22, 2022 which changed the reference rate to SOFR as described above, for balances that are expected to be carried longer than 30 days. The interest rate on the ABL facility as of July 2, 2023 was 6.75%.
Other Notes Payable and Finance Leases
During the first fiscal quarter of 2022, the Company bought out and terminated the contracts of multiple distributors who had previously been providing services to the Company. These transactions were accounted for as contract terminations and resulted in expense of $23.0 million for the twenty-six weeks ended July 3, 2022. The outstanding balance of these transactions was $0.5 million as of January 1, 2023, and was paid off during the twenty-six weeks ended July 2, 2023.
During the first fiscal quarter of 2020, the Company purchased intellectual property that includes a deferred purchase price of $0.5 million, of which $0.2 million and $0.3 million was outstanding as of July 2, 2023 and January 1, 2023, respectively.
Amounts outstanding under notes payable consisted of the following:

(in thousands)	As of July 2, 2023	As of January 1, 2023
Note payable – IO notes	$19,004	$21,098
Finance lease obligations	10,553	10,995
Other	200	835
Total notes payable	29,757	32,928
Less: current portion	(8,584)	(12,589)
Long term portion of notes payable	$21,173	$20,339
From time to time, the Company sells notes receivable from IOs to a financial institution. During the twenty-six weeks ended July 2, 2023, the Company sold an additional $2.2 million of notes receivable from IOs on its books for $2.2 million to a financial institution. Due to the structure of these transactions, they did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding notes receivable also remained on the Company’s books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through June 2033. The Company partially guarantees the outstanding loans, as discussed in further detail within Note 10. "Contingencies." These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon any event of default.
Interest Expense
Interest expense consisted of the following:

(in thousands)	Thirteen weeks ended July 2, 2023	Thirteen weeks ended July 3, 2022	Twenty-six weeks ended July 2, 2023	Twenty-six weeks ended July 3, 2022
Company’s term loans, ABL facility, and other long-term debt	$14,247	$10,073	$28,389	$18,404
Amortization of deferred financing fees	446	343	451	684
IO loans	326	311	557	742
Total interest	$15,019	$10,727	$29,397	$19,830

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
On October 12, 2022 and effective on November 1, 2022, the Company entered into a 10-year swap contract, with an effective date of November 1, 2022, with a counter-party to make a series of payments based on a fixed interest rate of 3.83% and receive a series of payments based on the greater of the 1-month SOFR or 0.00%. The agreement covers $86.4 million as of July 2, 2023. This swap effectively fixes the rate of the Real Estate Term Loan to 5.93%. The balance that the hedge covers is designed to abate as principal payments on the Real Estate Term Loan are made. The Company entered into these transactions to reduce its exposure to changes in cash flows associated with the Real Estate Term Loan and has designated this derivative as a cash flow hedge.
At July 2, 2023, the effective fixed interest rate on the long-term debt hedged by these contracts was 5.72%. For further treatment of the Company’s interest rate swap, refer to "Note 9. Fair Value Measurements” and "Note 11. Accumulated Other Comprehensive (Loss) Income.”
Warrant Liabilities
The Company has outstanding warrants which are accounted for as derivative liabilities pursuant to ASC 815-40. See Note 14. "Warrants" for additional information on the Company's warrant liabilities. A reconciliation of the changes in the warrant liability during the twenty-six weeks ended July 2, 2023 is as follows:

(in thousands)
Fair value of warrant liabilities as of January 1, 2023	$45,504
Loss on remeasurement of warrant liability	2,232
Fair value of warrant liabilities as of April 2, 2023	$47,736
Gain on remeasurement of warrant liability	(2,808)
Fair value of warrant liabilities as of July 3, 2023	$44,928
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $110.4 million as of July 2, 2023. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment gains (losses) totaling $2.4 million and $1.1 million for the thirteen weeks ended July 2, 2023 and July 3, 2022, respectively, and $(0.3) million and $1.0 million for the twenty-six weeks ended July 2, 2023 and July 3, 2022, respectively.

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
Level II - Valuations are based on quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. Financial asset or liabilities which are included in this category are securities where all significant inputs are observable, either directly or indirectly; and
Level III - Financial asset or liabilities which are included in this category have prices or valuations that are unobservable or there is little, if any, market activity for these financial assets or liabilities. The inputs into the determination of fair value inputs for these investments require significant management judgment or estimation. The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors. To the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.
The fair values of the Company’s Level 2 derivative instruments were determined using valuation models that use market observable inputs including interest rate curves and both forward and spot prices for commodities. Derivative assets and liabilities included in Level 2 primarily represent commodity and interest rate swap contracts.
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of July 2, 2023:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$73,657	$—	$—	$73,657
Commodity contracts	—	1,140	—	1,140
Interest rate swaps	—	44,693	—	44,693
Total assets	$73,657	$45,833	$—	$119,490
Liabilities:
Commodity contracts	$—	$418	$—	$418
Interest rate swaps	—	244	—	244
Private placement warrants	—	44,928	—	44,928
Debt	—	966,990	—	966,990
Total liabilities	$—	$1,012,580	$—	$1,012,580

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
Guarantees
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $0.9 million and $1.5 million at July 2, 2023 and January 1, 2023, respectively, all of which was recorded by the Company as off balance sheet arrangements. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $42.9 million and $36.0 million at July 2, 2023 and January 1, 2023, respectively, which are off balance sheet arrangements. As discussed in Note 7. "Long-Term Debt", the Company also sold notes receivable on its books to Bank of America during fiscal years 2019, 2021, and 2022, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at July 2, 2023 and January 1, 2023 was $16.6 million and $17.9 million, respectively. Due to the structure of the transactions, the sale did not qualify for sale accounting treatment, and as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding note receivable also remained on the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $2.7 million and $3.4 million at July 2, 2023 and January 1, 2023, respectively, all of which were included in the Company's Consolidated Balance Sheets. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.

11.ACCUMULATED OTHER COMPREHENSIVE INCOME
Total accumulated other comprehensive income was $50.2 million as of July 2, 2023 and $51.0 million as of January 1, 2023. Total accumulated other comprehensive income consists solely of unrealized gains from the Company’s derivative financial instruments accounted for as cash flow hedges.
Changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gain on Cash Flow Hedges
Balance as of January 2, 2022	$3,715
Unrealized gain on cash flow hedges	27,809
Balance as of April 3, 2022	31,524
Unrealized gain on cash flow hedges	3,011
Balance as of July 3, 2022	$34,535
Less balance attributable to noncontrolling interest as of July 3, 2022	13,247
Balance attributable to controlling interest as of July 3, 2022	$21,288

Balance as of January 1, 2023	$50,994
Unrealized loss on cash flow hedges	(10,325)
Balance as of April 2, 2023	40,669
Unrealized gain on cash flow hedges	9,572
Balance as of July 2, 2023	$50,241
Less balance attributable to noncontrolling interest as of July 2, 2023	19,896
Balance attributable to controlling interest as of July 2, 2023	$30,345
12.SUPPLEMENTARY CASH FLOW INFORMATION

(in thousands)	Twenty-six weeks ended July 2, 2023	Twenty-six weeks ended July 3, 2022
Cash paid for interest	$28,613	$18,515
Refunds related to income taxes	$387	$4,562
Payments for income taxes	$2,564	$2,475

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
The Company recorded income tax benefit for the thirteen and twenty-six weeks ended July 2, 2023 of $(0.7) million and $(3.3) million, respectively. Comparably, the Company recorded income tax benefit for the thirteen and twenty-six weeks ended July 3, 2022 of $(2.9) million and $(0.1) million, respectively. The effective tax rates for the thirteen and twenty-six weeks ended July 2, 2023 were 7.8% and 12.7%, respectively. Comparably, the effective tax rates for the thirteen and twenty-six weeks ended July 3, 2022 were 894.8% and 0.3%, respectively. The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of UBH, which is a partnership, is not taxed at the Company level, and is required to allocate some of its taxable results to the Continuing Members, as well as state taxes and the fair value impact of warrant liabilities. The Company’s effective tax rate for the thirteen and twenty-six weeks ended July 2, 2023 are 6.5% and 12.8%, respectively, before consideration of any discrete items. During the thirteen and twenty-six weeks ended July 2, 2023, the effective tax rate was impacted by statutory state tax rate changes which resulted in a nominal discrete tax expense.

The Company regularly evaluates valuation allowances established for deferred tax assets (“DTA's”) for which future realization is uncertain. The Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit use of the existing DTA's. As of July 2, 2023, a significant piece of objective negative evidence evaluated was the twelve-quarter cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTA's such as the investment in UBH, federal operating losses subject to annual limitations due to “change in ownership” provisions, and state net operating losses where the Company does not expect to continue to have nexus. Therefore, a valuation allowance has been recorded against the DTA's for which it is more likely than not they will not be realized. The Company has DTA’s related to its investment in the partnership that are expected to be realized in the ordinary course of operations or generate future net operating losses for which a portion will have an indefinite carryforward period. Additionally, the Company has deferred tax liabilities (“DTL’s”) related to its investment in the partnership that will not reverse in the ordinary course of business and will only reverse when the partnership is sold or liquidated. The Company has no intention of disposing of or liquidating the partnership and therefore has not considered the indefinite lived DTL as a source of income to offset other DTA’s. In weighing positive and negative evidence, both objective and subjective, including its twelve-quarter cumulative loss, the Company has recorded a valuation allowance against its DTA’s related to net operating losses and deductible book/tax differences and recorded a DTL primarily related to the book over tax basis in the investment in the partnership that will not reverse in the ordinary course of business. The Company considered that an indefinite lived DTL may be considered as a source of taxable income for an indefinite lived DTA; however, given our indefinite lived DTL will only reverse upon sale or liquidation, the Company determined that it was more appropriate to record a valuation allowance against a portion of its DTA’s. The amount of DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.
As of July 2, 2023, tax years 2019 through 2023 remain open and subject to examination by the Internal Revenue Service and in the majority of the states where the Company has nexus, and tax years 2018 through 2023 remain open and subject to examination in selected states that have a longer statute of limitations.
Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of July 2, 2023 and January 1, 2023.

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
As of July 2, 2023 and January 1, 2023, the Company had a liability of $24.5 million and $25.4 million, respectively, related to its projected obligations under the TRA, which is reflected as non-current accrued expenses in the Consolidated Balance Sheets.
14.WARRANTS
Prior to the Business Combination, CCH issued 15,833,332 warrants that were initially sold by CCH in its initial public offering of securities (the "Public Warrants"), including 1,166,666 warrants issued at the closing of the Business Combination (“Forward Purchase Warrants”) pursuant to those certain Forward Purchase Agreements entered into by CCH, CCH's Sponsor (the "Sponsor"), and the independent directors of CCH (the "Forward Purchase Agreements"), and 7,200,000 warrants initially sold to the Sponsor simultaneously with the closing of its initial public offering (the "Private Placement Warrants," collectively, with the Public Warrants and Forward Purchase Warrants, the "Warrants"). As a result of the Business Combination, the Company assumed the CCH warrants and such warrants are now exercisable for shares of UBI Class A Common Stock instead of Class A ordinary shares of CCH. All other features of the warrants remain unchanged. On December 14, 2020, the Company provided notice to the holders of the Public Warrants and Forward Purchase Warrants that their warrants would be redeemed in accordance with the original terms on January 14, 2021. As of July 2, 2023 and January 1, 2023, there were 7,200,000 Private Placement Warrants outstanding and all Public Warrants and Forward Purchase Warrants have been exercised (except for the Public Warrants that were redeemed by the Company on January 14, 2021).

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
The remeasurement of the warrant liability resulted in a gain (loss) of $2.8 million and $5.8 million for the thirteen weeks ended July 2, 2023 and July 3, 2022, respectively, and of $0.6 million and $7.7 million for the twenty-six weeks ended July 2, 2023 and July 3, 2022, respectively.

15.EQUITY
Class A Common Stock
The Company is authorized to issue 1,000,000,000 shares of Class A Common Stock, par value $0.0001 per share, of which 81,141,417 and 80,882,334 shares of UBI were issued and outstanding on July 2, 2023 and January 1, 2023, respectively.
Class V Common Stock
The Company is also authorized to issue 61,249,000 shares of Class V Common Stock, par value of $0.0001 all of which were issued to the Continuing Members in connection with the closing of the Business Combination. Each of the Continuing Members' common limited liability company units of UBH along with a share of Class V Common Stock may be exchanged for one share of Class A Common Stock of the Company upon certain restrictions being satisfied. As of July 2, 2023 and January 1, 2023, there were 59,349,000 shares of Class V Common Stock outstanding.
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
The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

(in thousands, except share data)	Thirteen weeks ended July 2, 2023	Twenty-six weeks ended July 2, 2023	Twenty-six weeks ended July 3, 2022
Basic and diluted earnings per share:
Numerator:
Net loss attributable to common stockholders	$(4,124)	$(13,251)	$(14,391)
Denominator:
Weighted average Class A Common Stock shares, basic	81,063,457	81,020,732	79,371,789
Basic and diluted earnings (loss) per share	$(0.05)	$(0.16)	$(0.18)
Anti-dilutive securities excluded from diluted earnings per share calculation:
Warrants	2,376,961	2,288,240	1,591,764
RSUs	268,153	195,431	56,976
PSUs	125,634	114,863	42,507
Stock options	7,009	4,233	—
Total	2,777,757	2,602,767	1,691,247
Class V Common Stock not subject to earnings per share calculation	59,349,000	59,349,000	59,349,000
Net loss attributable to noncontrolling interest	$(4,429)	$(9,784)	$(14,962)

(in thousands, except share data)	Thirteen weeks ended July 3, 2022
Basic and diluted earnings per share:
Numerator:
Net income attributable to common stockholders	$3,179
Denominator:
Weighted average Class A Common Stock shares, basic	80,171,174
Basic earnings per share	$0.04
Diluted earnings per share:
Numerator:
Net income attributable to common stockholders	$3,179
Denominator:
Weighted average Class A Common Stock shares, basic	80,171,174
Dilutive securities included in diluted earnings per share calculation:
Warrants	1,237,761
RSUs	56,544
PSUs	45,457
Stock options	—
Total	81,510,936
Diluted earnings per share	$0.04
Weighted average Class V Common Stock not subject to earnings per share calculation	59,349,000
Net loss attributable to noncontrolling interest	$634
The diluted earnings (loss) per share computation excludes the effect of certain restricted stock units ("RSUs"), performance stock units ("PSUs"), and stock options granted to directors and management which convert to Class A Common Stock upon vesting or being exercised, as their inclusion would have been anti-dilutive.
Shares of the Company’s Class V Common Stock do not participate in earnings or losses of the Company and, therefore, are not participating securities. The PSUs and RSUs, were not considered participating securities in the Successor period despite the holders of these stock-based compensation awards being entitled to participate in dividends declared on Class A Common Stock, if and when declared, on a one-to-one per-share basis, because the dividends are only payable upon full vesting the awards, and as such, the dividend is forfeitable. As of July 2, 2023 and January 1, 2023, the Continuing Members held all 59,349,000 shares of Class V Common Stock issued and outstanding and also held an equal number of common limited liability company units of UBH, which comprise the noncontrolling interest.
17.SUBSEQUENT EVENTS
On July 20, 2023, the Company amended the ABL Facility to increase the credit limit up to $225.0 million and extend the maturity until October 2027 at the earliest.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis of our financial condition and results of operations ("MD&A") should be read in conjunction with our unaudited combined interim consolidated financial statements as of and for the thirteen and twenty-six weeks ended July 2, 2023, together with our audited combined consolidated financial statements for our most recently completed fiscal year set forth under Item 8 of our Annual Report on Form 10-K for the year ended January 1, 2023 (“Annual Report on Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “Cautionary Note Regarding Forward-Looking Statements” contained elsewhere in this Quarterly Report on Form 10-Q and those discussed in Item 1A "Risk Factors" of our Annual Report on Form 10-K and other filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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
Overview
We are a leading U.S. manufacturer of branded salty snacks. We produce a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, pork skins, pub/party mixes, and other snacks. Our iconic portfolio of authentic, craft, and "better for you" brands, which includes Utz®, ON THE BORDER®, Zapp’s®, Golden Flake®, Good Health®, Boulder Canyon®, Hawaiian® Brand, and TORTIYAHS!®, among others, enjoys strong household penetration in the U.S., where our products can be found in approximately 48% of U.S. households as of July 2, 2023. We operate 15 manufacturing facilities across the U.S. with a broad range of capabilities. As of the end of the second fiscal quarter, our products are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors, and approximately 2,200 DSD routes. Our company was founded in 1921 in Hanover, Pennsylvania, and benefits from over 100 years of brand awareness and heritage in the salty snack industry. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2022 retail sales, we are the second-largest producer of branded salty snacks in our core geographies and ranked number four nationally.
Key Developments and Trends
Our management team monitors a number of developments and trends that could impact our revenue and profitability objectives.
Long-Term Demographics, Consumer Trends, and Demand – We participate in the attractive and growing $38 billion U.S. salty snacks category, within the broader approximately $124 billion market for U.S. snack foods as of July 2, 2023. Retail sales of the salty snacks category has grown 11.9% over the thirteen weeks ended July 2, 2023. A 2023 study from Circana cites that 54% of consumers eat snacks to add excitement to their daily diet, up two points versus two years ago and that 49% of consumers snack three or more times per day, up four points versus two years ago. Additionally, the salty snacks category has historically benefited from favorable competitive dynamics, including low private label penetration and category leaders competing primarily through marketing and innovation. We expect these consumer trends to continue to drive consistent retail sales growth for salty snacks for the foreseeable future.
For the thirteen weeks ended July 2, 2023, U.S. retail sales for salty snacks based on Circana data increased by 11.9% versus the comparable prior year period. In the same period, our retail sales increased 8.8% over the thirteen weeks ended July 2, 2023.
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
Operating Costs – Our operating costs include raw materials, labor, manufacturing overhead, and selling, distribution, and administrative expenses. We manage these expenses through annual cost saving and productivity initiatives, sourcing and hedging programs, pricing actions, refinancing and tax optimization. Additionally, we maintain ongoing efforts led by our project management office, to expand our profitability, including implementing significant reductions to our operating cost structure in both supply chain and overhead costs.
Taxes – On March 27, 2020, The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted which included various tax provisions with retroactive effect. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the coronavirus (“COVID-19”) outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are effective retroactively for years ending before the date of enactment. We deferred $7.8 million of payroll tax deposits per the CARES Act. The deferred payroll taxes must be deposited in two installments, with the first installment of $3.9 million paid as of December 31, 2021, and the remaining $3.9 million was paid at the start of fiscal year 2023. We continue to evaluate the impact of the CARES Act; however, we believe it is unlikely to have a material effect on our consolidated financial position, results of operations, and cash flow.

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
Financing Costs and Exposure to Interest Rate Changes – As of July 2, 2023, we had $861.7 million in variable rate indebtedness, down from $867.4 million at January 1, 2023. As of July 2, 2023 our variable rate indebtedness is benchmarked to the Term SOFR Screen Rate (‘SOFR”). As of July 2, 2023, we have entered into interest rate hedges covering $586.4 million of debt, of which, $500.0 million is covered through September 30, 2026 and a hedge that covers the outstanding principal balance of the Real Estate Term Loan (defined below) through September 2032. Our interest rate hedge strategy has limited some of our exposure to changes in interest rates. We regularly evaluate our variable and fixed-rate debt. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the twenty-six weeks ended July 2, 2023 was 5.7%, up from 4.1% during the twenty-six weeks ended July 3, 2022. We have used interest rate swaps to help manage some of our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 7. "Long-Term Debt" and Note 8. "Derivative Financial Instruments and Purchase Commitments" to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this filing for additional information on debt, derivative and purchase commitment activity. The Company has experienced the effect of increased interest rates on the portion of its debt that is not hedged and continued rising interest rates could negatively impact our net income.
Recent Developments and Significant Items Affecting Comparability
Commodity Trends
We regularly monitor worldwide supply and commodity costs so we can cost-effectively secure ingredients, packaging and fuel required for production. A number of external factors such as weather, which may be impacted in unanticipated ways due to climate change, commodity market conditions, and the effects of governmental, agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address commodity costs primarily through the use of buying-forward, which locks in pricing for key materials between three and 18 months in advance. Other methods include hedging, net pricing adjustments to cover longer term cost inflation, and manufacturing and overhead cost control. Our hedging techniques, such as forward contracts, limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Toward the end of fiscal year 2020, we began to experience an increase in pricing in certain commodity costs that continued to rise throughout fiscal years 2021 and 2022, and have continued to rise through the second quarter of 2023. Continued commodity cost increases may adversely impact our net income. Additionally, the Company has experienced rising costs related to fuel and freight rates as well as rising labor costs which have negatively impacted profitability. Transportation costs have been on the rise since early in 2021 and may continue to rise which may also adversely impact net income. The Company looks to offset rising costs through increasing manufacturing and distribution efficiencies as well as through price increases to our customers, although it is unclear whether historic customer sales levels will be maintained at these higher prices. Due to competitive or market conditions, planned trade or promotional incentives, or other factors, our pricing actions may also lag commodity cost changes.
While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. Market factors including supply and demand may result in higher costs of sourcing those materials.
Independent Operator Conversions
Our DSD distribution is executed via Company-owned routes operated by route sales professionals ("RSPs"), and third-party routes managed by IOs. We have used the IO and RSP models for more than a decade. In fiscal year 2017, we embarked on a multi-year strategy to convert all company-owned RSP routes to the IO model. The mix between IOs and RSPs was approximately 93% and 7%, respectively, as of July 2, 2023 versus 91% and 9% ratio for IOs and RSPs, respectively, as of July 3, 2022. We anticipate completing substantially all remaining RSPs conversions during fiscal year 2023. The conversion process involves selling distribution rights of a defined route to an IO. As we convert a large number of routes in a year, there is a meaningful decrease in the selling, distribution, and administrative costs that we previously incurred on RSPs and a corresponding increase in discounts paid to IOs to cover their costs to distribute our product. The net impact is a reduction in selling and distribution expenses and a decrease in net sales and gross profit. Conversions also impact our balance sheet resulting in cash proceeds to us as a result of selling the route to an IO, or by creating notes receivable related to the sale of the routes.

Results of Operations
Overview
The following tables present selected unaudited financial data for the thirteen and twenty-six weeks ended July 2, 2023 and July 3, 2022:

(in thousands)	Thirteen weeks ended July 2, 2023	Thirteen weeks ended July 3, 2022	Twenty-six weeks ended July 2, 2023	Twenty-six weeks ended July 3, 2022
Net sales	$362,853	$350,147	$714,286	$690,914
Cost of goods sold	245,460	238,618	492,397	475,578
Gross profit	117,393	111,529	221,889	215,336
Selling, distribution, and administrative expenses
Selling and distribution	66,869	68,796	131,915	156,906
Administrative	47,584	38,816	88,624	77,367
Total selling, distribution, and administrative expenses	114,453	107,612	220,539	234,273
(Loss) gain on sale of assets, net	(279)	1,375	(787)	1,742
Income (loss) from operations	2,661	5,292	563	(17,195)
Other (expense) income
Interest expense	(15,019)	(10,727)	(29,397)	(19,830)
Other income (expense)	272	(645)	1,887	(125)
Gain on remeasurement of warrant liability	2,808	5,760	576	7,704
Other (expense) income, net	(11,939)	(5,612)	(26,934)	(12,251)
Loss before taxes	(9,278)	(320)	(26,371)	(29,446)
Income tax benefit	(725)	(2,865)	(3,336)	(93)
Net (loss) income	(8,553)	2,545	(23,035)	(29,353)
Net loss attributable to noncontrolling interest	4,429	634	9,784	14,962
Net (loss) income attributable to controlling interest	$(4,124)	$3,179	$(13,251)	$(14,391)
Thirteen weeks ended July 2, 2023 versus thirteen weeks ended July 3, 2022
Net sales
Net sales was $362.9 million and $350.1 million for the thirteen weeks ended July 2, 2023 and July 3, 2022, respectively. Net sales for the thirteen weeks ended July 2, 2023 increased $12.7 million or 3.6%, over the comparable period in 2022. The increase in net sales for the thirteen weeks ended July 2, 2023 was primarily related to the flow through of pricing action that were taken in 2022 in response to inflationary pressures which accounted for a 6.0% increase in net sales, offset by volume/mix decline of 1.7%, which was driven by SKU rationalization that the Company estimated impacted net sales by 3.5%, as well as 0.7% decline in net sales related to continued IO conversions.
IO discounts increased to $45.8 million for the thirteen weeks ended July 2, 2023 from $39.3 million for the corresponding thirteen weeks ended July 3, 2022. Excluding the impacts of increased IO discounts related to RSP to IO conversion, organic net sales increased 4.3% for the thirteen weeks ended July 2, 2023 versus the corresponding period in 2022.

Net sales are evaluated based on brand classification as a Power or Foundation brand. Power brands include our iconic heritage Utz brand and iconic ON THE BORDER® brand; craft brands such as Zapp’s®, Golden Flake® Pork Skins, TORTIYAHS!, and Hawaiian®; "better for you" brands such as Good Health® and Boulder Canyon®; and select licensed brands such as TGI Fridays®. Our Foundation brands are comprised of several regional brands, including Bachman®, Golden Flake® Chips and Cheese, Tim’s Cascade® Snacks, Snyder of Berlin®, and "Dirty" Potato Chips®, R.W. Garcia®, as well as other partner and private label brands.
For the thirteen weeks ended July 2, 2023, Power brand sales increased by approximately 11.5%, while Foundation brand sales decreased by approximately 8.9% from the thirteen weeks ended July 3, 2022. The increase in Power brand sales is due primarily to favorable pricing action, partially offset by continued IO conversions. Foundation brand sales decrease was primarily driven by volume decline and continued IO conversion, partially offset by certain pricing initiatives. The Company's volume decline for the thirteen weeks ended July 2, 2023 was driven by SKU rationalization focused on a reduction in private label and partner brand products as well as the lapping of very strong sales during the thirteen weeks ended July 3, 2022. In addition, volume was also impacted by weight outs and changes to price pack architecture.
Cost of goods sold and Gross profit
Gross profit was $117.4 million and $111.5 million for the thirteen weeks ended July 2, 2023 and July 3, 2022, respectively. The increase in gross profit for thirteen weeks ended July 2, 2023 was driven by the impact of productivity and pricing initiatives which were put in place to help reduce the impact of continued commodity and wage inflation which hindered gross profit. Also impacting gross profit was the decline in volume which was impacted by SKU rationalization focused on a reduction in private label and partner brand products as well as by weight outs and changes to price pack architecture.
Our gross profit margin was 32.4% for the thirteen weeks ended July 2, 2023 versus 31.9% for the thirteen weeks ended July 3, 2022. The increase in gross profit margin was primarily driven by favorable price realization from pricing initiatives and the impact of productivity initiatives, offset primarily by higher commodity and wage inflation, and transitory higher inbound freight costs and lower fixed overhead absorption due to volume decline and network optimization. Additionally, IO discounts increased to $45.8 million for the thirteen weeks ended July 2, 2023 from $39.3 million for the thirteen weeks ended July 3, 2022. IO conversions contributed to a gross profit decline of $2.5 million, or a gross profit margin of 0.7%, and the remaining IO discount growth was driven by pricing actions.
Selling, distribution, and administrative expense
Selling, distribution, and administrative expenses were $114.5 million and $107.6 million for the thirteen weeks ended July 2, 2023 and July 3, 2022, respectively, resulting in an increase of $6.8 million, or 6.4% over the corresponding period in fiscal year 2022. The increase in expenses for the thirteen weeks ended July 2, 2023 compared to the thirteen weeks ended July 3, 2022 was primarily attributable to the $7.6 million of impairment expense and the $1.3 million of severance expense related to the closure of the manufacturing operation at the Birmingham Facility as discussed in Note 3. "Property, Plant, and Equipment, Net." During the thirteen weeks ended July 2, 2023, the Company also recognized a liability of $4.7 million related to a contract termination with a co-manufacturer, which is recorded in the administrative line on the Consolidated Statement of Operations and Comprehensive Income (Loss). This agreement was a continuation of the Company's response to shifting production from a manufacturing facilities that was damaged by a natural disaster in 2021.
(Loss) gain on sale of assets
(Loss) gain on sale of assets was $(0.3) million and $1.4 million for the thirteen weeks ended July 2, 2023 and July 3, 2022, respectively. The Company has continued to convert company-owned routes to IO routes during the thirteen weeks ended July 2, 2023, offsetting the sales price by the respective route intangible asset.
Other (expense) income, net
Other (expense) income, net was expense of $(11.9) million for the thirteen weeks ended July 2, 2023 compared to expense of $(5.6) million for the thirteen weeks ended July 3, 2022. The increase in other expense for the thirteen weeks ended July 2, 2023 was primarily due to a $2.8 million gain from the remeasurement of warrant liability for the thirteen weeks ended July 2, 2023 versus a gain of $5.8 million for the thirteen weeks ended July 3, 2022. Also significant was interest expense of $15.0 million for the thirteen weeks ended July 2, 2023 compared to $10.7 million for the thirteen weeks ended July 3, 2022. The additional increase in interest expense is primarily attributable to the additional equipment loans and the Real Estate Loans, as well as increasing interest expense rates, which impacted the portion of debt that the Company has not hedged.

Income taxes
Income tax benefit was $0.7 million and $2.9 million for the thirteen weeks ended July 2, 2023 and July 3, 2022, respectively.
Twenty-six weeks ended July 2, 2023 versus twenty-six weeks ended July 3, 2022
Net sales
Net sales was $714.3 million and $690.9 million for the twenty-six weeks ended July 2, 2023 and July 3, 2022, respectively. Net sales for the twenty-six weeks ended July 2, 2023 increased $23.4 million or 3.4% over the comparable period in 2022. The increase in net sales for the twenty-six weeks ended July 2, 2023 was primarily related to the flow-through of pricing actions that were taken in 2022 in response to inflationary pressures which accounted for a 7.8% increase in net sales, offset by volume/mix decline of 3.6%, as well as 0.8% decline in net sales related to continued IO conversions.
IO discounts increased to $88.0 million for the twenty-six weeks ended July 2, 2023 from $73.5 million for the corresponding twenty-six weeks ended July 3, 2022. Excluding the impacts of increased IO discounts related to RSP to IO conversion, organic net sales increased 4.2% for the twenty-six weeks ended July 2, 2023 versus the corresponding period in 2022.
Net sales are evaluated based on brand classification as a Power or Foundation brand. Power brands include our iconic heritage Utz brand and iconic ON THE BORDER® brand; craft brands such as Zapp’s®, Golden Flake® Pork Skins, TORTIYAHS!, and Hawaiian®; "better for you" brands such as Good Health® and Boulder Canyon®; and select licensed brands such as TGI Fridays®. Our Foundation brands are comprised of several regional brands, including Bachman®, Golden Flake® Chips and Cheese, Tim’s Cascade® Snacks, Snyder of Berlin®, and "Dirty" Potato Chips®, R.W. Garcia®, as well as other partner and private label brands.
For the twenty-six weeks ended July 2, 2023, Power brand sales increased by approximately 9.8%, while Foundation brand sales decreased by approximately 7.6% from the twenty-six weeks ended July 3, 2022. The increase in Power brand sales is due primarily to favorable pricing actions, offset by continued IO conversions. Foundation brand sales decrease was primarily driven by volume decline and continued IO conversion, offset by certain pricing initiatives. The Company's volume declined for the twenty-six weeks ended July 2, 2023 compared to the lapping of a very strong twenty-six weeks ended July 3, 2022, and was impacted by significant SKU rationalization focused on a reduction in private label and partner branded products as well as by weight outs and changes to price pack architecture.
Cost of goods sold and Gross profit
Gross profit was $221.9 million and $215.3 million for the twenty-six weeks ended July 2, 2023 and July 3, 2022, respectively. The increase in gross profit for the twenty-six weeks ended July 2, 2023 was driven by pricing initiatives which were put in place to help reduce the impact of continued commodity, transportation, and wage inflation which hindered gross profit partially offset by volume decline.
Our gross profit margin was 31.1% for the twenty-six weeks ended July 2, 2023 versus 31.2% for the twenty-six weeks ended July 3, 2022. The decline in gross profit margin was primarily driven by commodity and wage inflation, transitory higher inbound freight costs and lower fixed overhead absorption due in part to our network optimization, offset by the impact of productivity initiatives. Additionally, IO discounts increased to $88.0 million for the twenty-six weeks ended July 2, 2023 from $73.5 million for the twenty-six weeks ended July 3, 2022. IO conversions contributed to a gross profit decline of $5.7 million, or a gross profit margin of 0.8%, and the remaining IO discount growth was driven by pricing actions. Apart from the IO discount impact, growth of the Company's margins over the twenty-six weeks ended July 2, 2023 was comparable to margins for the twenty-six weeks ended July 3, 2022.

Selling, distribution, and administrative expense
Selling, distribution, and administrative expenses were $220.5 million and $234.3 million for the twenty-six weeks ended July 2, 2023 and July 3, 2022, respectively, resulting in a decrease of $(13.7) million or (5.9)%, over the corresponding period in fiscal year 2022. The decrease in expenses for the twenty-six weeks ended July 2, 2023 compared to the twenty-six weeks ended July 3, 2022 was primarily attributable to the comparable period having higher acquisition and integration costs related to the buyout of multiple distributors, which were accounted for as contract terminations, and resulted in expense of $23.0 million during the twenty-six weeks ended July 3, 2022. The selling, distribution and administrative expense for the twenty-six weeks ended July 3, 2022 included other contract termination expense and related impairments which totaled $2.6 million. The selling, distribution and administrative expense for the twenty-six weeks ended July 2, 2023 included impairments of $9.5 million related to the impairment of fixed assets, primarily related to the closing of the Manufacturing Facility. The Company also recognized a liability of $4.7 million related to a contract termination with a co-manufacturer, which is recorded in the administrative line on the Consolidated Statement of Operations and Comprehensive Income (Loss) during the twenty-six weeks ended July 2, 2023. This agreement was a continuation of the Company's response to shifting production from a manufacturing facilities that was damaged by a natural disaster in 2021. Excluding these items selling, distribution, and administrative expenses decreased by 1.12% for the twenty-six weeks ended July 2, 2023 compared to the corresponding period in fiscal year 2022. We believe that the distributor buyouts will help drive increased future profitability and allow us to better serve our customers. Rising labor and higher stock-based compensation costs were partially offset by the reductions of selling costs related to the continued conversion out of Company owned RSP to IO routes.
(Loss) gain on sale of assets
(Loss) gain on sale of assets was $(0.8) million and $1.7 million for the twenty-six weeks ended July 2, 2023 and July 3, 2022, respectively. The Company has continued to convert company-owned routes to IO routes during the first fiscal quarter of 2022, offsetting the sales price by the respective route intangible asset. The loss during the twenty-six weeks ended July 2, 2023 was primarily related to some small distributor buyouts where a buyout premium was allocated to an asset purchase and sold.
Other (expense) income, net
Other expense, net was $(26.9) million and $(12.3) million for the twenty-six weeks ended July 2, 2023 and July 3, 2022, respectively. The increase in expense was driven by interest expense of $29.4 million for the twenty-six weeks ended July 2, 2023 compared to $19.8 million for the twenty-six weeks ended July 3, 2022. The additional increase in interest expense is primarily attributable to the additional equipment loan and the Real Estate Loan. Another significant driver increasing interest expense relates to an increase in interest rates, which impacted the portion of debt that the Company has not hedged. Also significant was a $0.6 million gain from the remeasurement of warrant liability for the twenty-six weeks ended July 2, 2023 compared to a gain of $7.7 million for the twenty-six weeks ended July 3, 2022.
Income taxes
Income tax benefit was $(3.3) million and $(0.1) million for the twenty-six weeks ended July 2, 2023 and July 3, 2022, respectively.
Non-GAAP Financial Measures
We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identifies trends in our underlying operating results and provides additional insight and transparency on how we evaluate the business. We use non-GAAP financial measures to budget, make operating and strategic decisions, and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. The adjustments generally fall within the categories of non-cash items, acquisition and integration costs, business transformation initiatives, and financing-related costs. We believe the non-GAAP measures should always be considered along with the related financial measures prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We have provided the reconciliations between the U.S. GAAP and non-GAAP financial measures below, and we also discuss our underlying U.S. GAAP results throughout this MD&A section.

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
The following table provides a reconciliation from net income (loss) to EBITDA and Adjusted EBITDA for the thirteen and twenty-six weeks ended July 2, 2023 and July 3, 2022:

(dollars in millions)	Thirteen weeks ended July 2, 2023	Thirteen weeks ended July 3, 2022	Twenty-six weeks ended July 2, 2023	Twenty-six weeks ended July 3, 2022
Net income (loss)	$(8.6)	$2.5	$(23.0)	$(29.4)
Plus non-GAAP adjustments:
Income Tax (Benefit) Expense	(0.7)	(2.9)	(3.3)	(0.1)
Depreciation and Amortization	20.3	22.4	40.4	44.6
Interest Expense, Net	15.0	10.7	29.4	19.8
Interest Income (IO loans)(1)	(0.5)	(0.4)	(0.9)	(0.9)
EBITDA	25.5	32.3	42.6	34.0
Certain Non-Cash Adjustments(2)	8.5	4.8	17.7	8.3
Acquisition and Integration(3)	3.7	7.2	7.4	36.0
Business Transformation Initiatives(4)	10.3	3.6	18.5	7.9
Financing-Related Costs(5)	—	0.1	0.1	0.2
(Gain) Loss on Remeasurement of Warrant Liability(6)	(2.8)	(5.8)	(0.6)	(7.7)
Adjusted EBITDA	$45.2	$42.2	$85.7	$78.7
Adjusted EBITDA as a % of Net Sales	12.5%	12.1%	12.0%	11.4%
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
(2)Certain Non-Cash Adjustments are comprised primarily of the following:
Incentive programs – The Company incurred $3.4 million and $3.3 million of share-based compensation expense, that was awarded to associates and directors, and compensation expense associated with the employee stock purchase plan for the thirteen weeks ended July 2, 2023 and July 3, 2022, respectively. The Company incurred $8.1 million and $4.8 million of share-based compensation, that was awarded to associates and directors, and compensation expense associated with the employee stock purchase plan for the twenty-six weeks ended July 2, 2023 and July 3, 2022, respectively.
Asset Impairments and Write-Offs — For the thirteen weeks ended July 2, 2023, the Company recorded an adjustment for an impairment of $7.6 million related to fixed assets. During the twenty-six weeks ended July 2, 2023, the Company recorded impairments totaling $9.6 million. During the twenty-six weeks ended July 3, 2022, the Company recorded an impairment of $2.0 million related to the termination of a distribution agreements.

Purchase Commitments and Other Adjustments – We have purchase commitments for specific quantities at fixed prices for certain of our products’ key ingredients. To facilitate comparisons of our underlying operating results, this adjustment was made to remove the volatility of purchase commitment related unrealized gains and losses. The adjustment related to Purchase Commitment and Other non-cash adjustment (gains) losses were $(2.5) million and $1.5 million for the thirteen weeks ended July 2, 2023 and July 3, 2022, respectively. The twenty-six weeks ended July 2, 2023 and July 3, 2022 also included $0.0 million and $1.5 million of unrealized purchase commitment gains, respectively.
(3)Adjustment for Acquisition and Integration Costs – This is comprised of consulting, transaction services, and legal fees incurred for acquisitions and certain potential acquisitions, in addition to expenses associated with integrating recent acquisitions. Such expenses were $3.4 million and $8.3 million for the thirteen and twenty-six weeks ended July 2, 2023, respectively, as well as $0.3 million of expense and $0.9 million of income for the change of the Tax Receivable Agreement Liability associated with the Business Combination for the thirteen and twenty-six weeks ended July 2, 2023, respectively. Charges related to the buyout of multiple distributors, which was accounted for as a contract termination resulted in expense of $23.0 million for the twenty-six week period ended July 3, 2022. Additionally, other acquisitions and integration cost of $6.2 million and $12.0 million were recorded for the thirteen and twenty-six weeks ended July 3, 2022, respectively, also included are adjustment of $1.0 million and $1.0 million of expense for the increase of the Tax Receivable Agreement Liability associated with the Business Combination for the thirteen and twenty-six week period ended July 3, 2022, respectively.
(4)Business Transformation Initiatives Adjustment – This adjustment is related to consultancy, professional, and legal fees incurred for specific initiatives and structural changes to the business that do not reflect the cost of normal business operations. In addition, gains and losses realized from the sale of distribution rights to IOs and the subsequent disposal of trucks, severance costs associated with the elimination of RSP positions, and Enterprise Resource Planning transition costs, fall into this category. The Company incurred such costs of $5.6 million and $3.6 million for the thirteen weeks ended July 2, 2023 and July 3, 2022, respectively, and $13.8 million and $7.9 million for the twenty-six weeks ended July 2, 2023 and July 3, 2022, respectively. Additionally, the thirteen and twenty-six weeks ended July 2, 2023 also includes expense of $4.7 million related to a contract termination. This agreement was a continuation of the Company's response to shifting production from a manufacturing facilities that was damaged by a natural disaster in 2021.
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
Liquidity and Capital Resources
The following table presents net cash provided by operating activities, investing activities and financing activities for the twenty-six weeks ended July 2, 2023 and July 3, 2022:

(in thousands)	Twenty-six weeks ended July 2, 2023	Twenty-six weeks ended July 3, 2022
Net cash used in operating activities	$(4,315)	$(26,268)
Net cash used in investing activities	$(30,783)	$(47,251)
Net cash provided by financing activities	$35,825	$51,754

For the twenty-six weeks ended July 2, 2023, our consolidated cash balance, including cash equivalents, was $73.7 million or $0.7 million higher than at January 1, 2023. Net cash used in operating activities for the twenty-six weeks ended July 2, 2023 was $4.3 million compared to $26.3 million for the twenty-six weeks ended July 3, 2022, with the difference largely driven by the payment of $20.2 million in the first quarter of 2022 related to the buyout of multiple distributors, which were accounted for as contract terminations. During the twenty-six weeks ended July 2, 2023 the accounts receivable growth and inventory build up was lower than the build up that took place during the twenty-six weeks ended July 3, 2022, but was largely offset by a decrease of accounts payable and accrued expenses and other as well as a build up of prepaid expenses and other assets. Cash used in investing activities for the twenty-six weeks ended July 2, 2023 was $30.8 million, driven by purchases of property and equipment, versus cash used in investing activity of $47.3 million for the twenty-six weeks ended July 3, 2022. Net cash provided by financing activities was $35.8 million for the twenty-six weeks ended July 2, 2023, driven by a draw on the line of credit of $61.0 million, offset by the payment of dividends and distribution, and repayments on term debt and notes payable, versus net cash used in financing activities of $51.8 million for the twenty-six weeks ended July 3, 2022, which was primarily a result of a draw on the line of credit of $29.8 million, proceeds from the issuance of shares of $28.0 million, and other borrowings on term debt and notes payable of $28.9 million, offset by payments on term debt and notes as well as dividends and distributions.
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
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (as amended, the "ABL facility"), pursuant to the terms of that certain First Lien Term Loan Credit Agreement, dated November 21, 2017 (the "Credit Agreement"). On September 22, 2022, the ABL facility was amended to further increase the credit limit up to $175.0 million and replaced the interest rate benchmark from LIBOR to SOFR. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit. As of July 2, 2023 and January 1, 2023, $96.6 million and $163.0 million, respectively, was available for borrowing, net of letters of credit. The ABL facility is also subject to unused line fees (0.5% at July 2, 2023) and other fees and expenses and was set to mature on August 22, 2024 as of July 2, 2023. On July 20, 2023 the ABL facility was further amended to increase the credit limit to $225.0 million and extend the maturity through the earlier of July 20, 2028, or 90 days prior to the maturity of the Term Loan B, as described further with Note 7. "Long-Term" Debt, which would be October 22, 2027. See Note 17." Subsequent Events" for additional details regarding this amendment.
Standby letters of credit in the amount of $14.3 million and $12.0 million have been issued as of July 2, 2023 and January 1, 2023, respectively. The standby letters of credit are primarily issued for insurance purposes.
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
On January 20, 2021, the Company entered into Amendment No. 2 to the Bridge Credit Agreement ("Amendment No. 2") which provided additional operating flexibility and revisions to certain restrictive covenants. Pursuant to the terms of Amendment No. 2, the Company raised $720 million in aggregate principal of Term Loan B ("Term Loan B") which bore interest at LIBOR plus 3.00%, and extended the maturity of the Bridge Credit Agreement to January 20, 2028. The proceeds were used, together with cash on hand and proceeds from the Company's exercised warrants, to redeem the outstanding principal amount of Term Loan B and Bridge Credit Agreement of $410 million and $358 million, respectively. The refinancing was accounted for as an extinguishment. The Company incurred debt issuance costs and original issuance discounts of $8.4 million.

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
The Term Loan B and the ABL facility are collateralized by substantially all of the assets and liabilities of UBH and its subsidiaries, excluding the real estate assets secured by the Real Estate Term Loan and including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with its financial covenants as of July 2, 2023.

Debt (in thousands)	Issue Date	Principal Balance	Maturity Date	July 2, 2023	January 1, 2023
Term loan B (1)	June-21	$795,000	January-28	$775,311	$779,286
Real Estate Loan	October-22	88,140	October-32	86,377	88,140
Equipment loans (2)				53,523	54,053
ABL facility(3)			October-27	61,000	—
Net impact of debt issuance costs and original issue discounts				(9,221)	(9,672)
Total long-term debt				966,990	911,807
Less: current portion				(19,290)	(18,472)
Long term portion of term debt and financing obligations				$947,700	$893,335
(1) On September 22, 2022, the Company entered into Amendment No. 4 to the Bridge Credit Agreement ("Amendment No. 4"), which replaced the interest rate benchmark from LIBOR to SOFR. The weighted average interest rate on the Term Loan B debt, without consideration of the hedge, was 8.10% for the thirteen weeks ended July 2, 2023.
(2) In July 2021, the Company entered into two separate finance lease obligations with Banc of America Leasing & Capital, LLC, which have been treated as secured borrowing. The Company made a series of draws upon these agreements throughout fiscal year 2021 totaling $26.5 million and has drawn a total of $32.4 million in fiscal year 2022 and $3.2 million in fiscal year 2023. These draws bear interest ranging from 3.26% through 6.73% and have varying maturities up through 2028.
(3) The facility bore interest at an annual rate based on LIBOR, or SOFR plus a 0.10% credit spread adjustment after the amendment on September 22, 2022, plus an applicable margin of 1.50% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.50% (ranging from 0.50% to 1.00%). The Company generally utilizes the prime rate for amounts that the Company expects to pay down within 30 days. The interest rate on the facility as of July 2, 2023 would have been 8.75%, under the prime rate. The Company elects to use the LIBOR, prior to the amendment on September 22, 2022 which changed the reference rate to SOFR as described above, for balances that are expected to be carried longer than 30 days. The interest rate on the ABL facility as of July 2, 2023 was 6.75%.

Other Notes Payable and Finance Leases
During the first fiscal quarter of 2022, the Company bought out and terminated the contracts of multiple distributors who had previously been providing services to the Company. These transactions were accounted for as contract terminations and resulted in expense of $23.0 million for the twenty-six weeks ended July 3, 2022. The outstanding balance of these transactions was $0.5 million as of January 1, 2023, and was paid off during the twenty-six weeks ended July 2, 2023.
During the first fiscal quarter of 2020, the Company purchased intellectual property that includes a deferred purchase price of $0.5 million, of which $0.2 million and $0.3 million was outstanding as of July 2, 2023 and January 1, 2023, respectively.
Amounts outstanding under notes payable consisted of the following:

(in thousands)	As of July 2, 2023	As of January 1, 2023
Note payable – IO notes	$19,004	$21,098
Finance lease obligations	10,553	10,995
Other	200	835
Total notes payable	29,757	32,928
Less: current portion	(8,584)	(12,589)
Long term portion of notes payable	$21,173	$20,339
From time to time, the Company sells notes receivable from IOs to a financial institution. During the twenty-six weeks ended July 2, 2023, the Company sold an additional $2.2 million of notes receivable from IOs on its books for $2.2 million to a financial institution. Due to the structure of these transactions, they did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding notes receivable also remained on the Company’s books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through June 2033. The Company partially guarantees the outstanding loans, as discussed in further detail within Note 10. "Contingencies." These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon any event of default.
Interest Expense
Interest expense consisted of the following:

(in thousands)	Thirteen weeks ended July 2, 2023	Thirteen weeks ended July 3, 2022	Twenty-six weeks ended July 2, 2023	Twenty-six weeks ended July 3, 2022
Company’s term loans, ABL facility, and other long-term debt	$14,247	$10,073	$28,389	$18,404
Amortization of deferred financing fees	446	343	451	684
IO loans	326	311	557	742
Total interest	$15,019	$10,727	$29,397	$19,830

Off-Balance Sheet Arrangements
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $110.4 million as of July 2, 2023. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment gains (losses) totaling $2.4 million and $1.1 million for the thirteen weeks ended July 2, 2023 and July 3, 2022, respectively, and $(0.3) million and $1.0 million for the twenty-six weeks ended July 2, 2023 and July 3, 2022, respectively.
IO Guarantees-Off-Balance Sheet
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $0.9 million and $1.5 million at July 2, 2023 and January 1, 2023, respectively, all of which was recorded by the Company as off balance sheet arrangements. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $42.9 million and $36.0 million at July 2, 2023 and January 1, 2023, respectively, which are off balance sheet arrangements. As discussed in Note 7. "Long-Term Debt", the Company also sold notes receivable on its books to Bank of America during fiscal years 2019, 2021, and 2022, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at July 2, 2023 and January 1, 2023 was $16.6 million and $17.9 million, respectively. Due to the structure of the transactions, the sale did not qualify for sale accounting treatment, and as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding note receivable also remained on the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $2.7 million and $3.4 million at July 2, 2023 and January 1, 2023, respectively, all of which were included in the Company's Consolidated Balance Sheets. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.

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
Goodwill and Other Intangible Assets (“ASC 350”) also permits an entity to first assess qualitative factors to determine whether it is necessary to perform quantitative impairment tests for goodwill and indefinite-lived intangibles. If an entity believes, as a result of each qualitative assessment, it is more likely than not that goodwill or an indefinite-lived intangible asset is not impaired, a quantitative impairment test is not required.
We have identified the existing snack food operations as our sole reporting unit. For the qualitative analysis performed, which took place on the first day of the fourth quarter of 2022, we have taken into consideration all the events and circumstances listed in FASB ASC 350, in addition to other entity-specific factors that have taken place. We have determined that there was no significant impact that affected the fair value of the reporting unit through July 2, 2023. Therefore, we have determined that it was not necessary to perform a quantitative goodwill impairment test for the reporting unit.
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
The benefit of tax positions taken or expected to be taken in our income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits." A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling and administrative expenses. As of July 2, 2023 and January 1, 2023, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K. Our exposures to market risk have not changed materially since January 1, 2023.
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
Item 1A. Risk Factors
Our risk factors are set forth under the "Risk Factors" section of our Annual Report on Form 10-K. There have been no material changes to our risk factors since the filing of the Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
(a) None
(b) None
(c) On June 15, 2023, the Roger K. Deromedi Revocable Trust u/a/d 2/11/2000 (the "Revocable Trust"), a trust affiliated with Roger K. Deromedi, the Lead Director of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan (the “Plan”). The Plan provides for the potential sale of up to 668,950 shares of the Company’s Class A Common Stock held by the Revocable Trust to occur between September 18, 2023 (the first trade date) and June 10, 2024 (the Plan end date). Mr. Deromedi holds voting and dispositive power over the shares of Class A Common Stock held by the Revocable Trust. This Plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.

ITEM 6. EXHIBITS
The exhibits listed in the following exhibit index are furnished as part of this report.
EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1	Certificate of Domestication of the Company.
3.2	Certificate of Incorporation of the Company.
3.3	Bylaws of the Company, as amended and restated.
10.1*
ABL Credit Agreement dated November 21, 2017 among Utz Quality Foods, LLC, Utz Brands Holdings, LLC, Bank of America N.A., as Administrative Agent and Collateral Agent and each lender from time to time party thereto, as amended.

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
Date: August 10, 2023 UTZ BRANDS, INC.
By:      /s/ Ajay Kataria
Name:     Ajay Kataria
Title: Executive Vice President, Chief Financial Officer