Form 10-Q
period 2023-10-01
Utz Brands, Inc.
filed 2023-11-09
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2023
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

As of November 6, 2023, 81,141,417 shares of Class A Common Stock, par value $0.0001 per share, and 59,349,000 shares of Class V Common Stock, par value $0.0001 per share, were issued and outstanding.
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
Throughout this Quarterly Report on Form 10-Q, unless otherwise noted the "Company," "we," "us," "our," "UBI" and "Utz" refer to Utz Brands, Inc. and its consolidated subsidiaries.

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
•Expansion plans and opportunities;
•The benefits and risks of our network optimization initiatives;
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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
October 1, 2023 and January 1, 2023
(In thousands)

	As of October 1, 2023	As of January 1, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$60,094	$72,930
Accounts receivable, less allowance of $2,638 and $1,815, respectively	132,038	136,985
Inventories	116,674	118,006
Prepaid expenses and other assets	44,196	34,991
Current portion of notes receivable	5,553	9,274
Total current assets	358,555	372,186
Non-current Assets
Property, plant and equipment, net	329,846	345,198
Goodwill	915,295	915,295
Intangible assets, net	1,070,691	1,099,565
Non-current portion of notes receivable	13,246	12,794
Other assets	109,267	95,328
Total non-current assets	2,438,345	2,468,180
Total assets	$2,796,900	$2,840,366
LIABILITIES AND EQUITY
Current Liabilities
Current portion of term debt	$20,649	$18,472
Current portion of other notes payable	8,317	12,589
Accounts payable	135,931	114,360
Accrued expenses and other	62,714	92,012
Total current liabilities	227,611	237,433
Non-current portion of term debt and revolving credit facility	895,172	893,335
Non-current portion of other notes payable	19,496	20,339
Non-current accrued expenses and other	75,551	67,269
Non-current warrant liability	28,944	45,504
Deferred tax liability	114,059	124,802
Total non-current liabilities	1,133,222	1,151,249
Total liabilities	1,360,833	1,388,682
Commitments and Contingencies
Equity
Shares of Class A Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 81,141,417 and 80,882,334 shares issued and outstanding as of October 1, 2023 and January 1, 2023, respectively	8	8
Shares of Class V Common Stock, $0.0001 par value; 61,249,000 shares authorized; 59,349,000 shares issued and outstanding as of October 1, 2023 and January 1, 2023	6	6
Additional paid-in capital	938,898	926,919
Accumulated deficit	(265,743)	(254,564)
Accumulated other comprehensive income	32,682	30,777
Total stockholders' equity	705,851	703,146
Noncontrolling interest	730,216	748,538
Total equity	1,436,067	1,451,684
Total liabilities and equity	$2,796,900	$2,840,366
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the thirteen and thirty-nine weeks ended October 1, 2023 and October 2, 2022
(In thousands, except share information) (Unaudited)

(in thousands)	Thirteen weeks ended October 1, 2023	Thirteen weeks ended October 2, 2022	Thirty-nine weeks ended October 1, 2023	Thirty-nine weeks ended October 2, 2022
Net sales	$371,852	$362,818	$1,086,138	$1,053,732
Cost of goods sold	252,583	244,545	744,980	720,123
Gross profit	119,269	118,273	341,158	333,609

Selling, distribution, and administrative expenses
Selling and distribution	70,973	69,263	202,888	226,169
Administrative	34,531	33,182	123,155	110,549
Total selling, distribution, and administrative expenses	105,504	102,445	326,043	336,718

(Loss) gain on sale of assets, net	(8,488)	(823)	(9,275)	919

Income (loss) from operations	5,277	15,005	5,840	(2,190)

Other income (expense)
Interest expense	(15,537)	(11,648)	(44,934)	(31,478)
Other income, net	392	205	2,279	80
Gain (loss) on remeasurement of warrant liability	15,984	(3,672)	16,560	4,032
Other income (expense), net	839	(15,115)	(26,095)	(27,366)

Income (loss) before taxes	6,116	(110)	(20,255)	(29,556)
Income tax benefit	(10,099)	(1,595)	(13,435)	(1,688)
Net income (loss)	16,215	1,485	(6,820)	(27,868)

Net (income) loss attributable to noncontrolling interest	(222)	(2,373)	9,562	12,589
Net income (loss) attributable to controlling interest	$15,993	$(888)	$2,742	$(15,279)

Earnings (loss) per Class A Common stock: (in dollars)
Basic	$0.20	$(0.01)	$0.03	$(0.19)
Diluted	$0.19	$(0.01)	$0.03	$(0.19)
Weighted-average shares of Class A Common stock outstanding
Basic	81,141,417	80,812,835	81,060,961	79,852,137
Diluted	83,444,275	80,812,835	83,567,756	79,852,137

Net income (loss)	$16,215	$1,485	$(6,820)	$(27,868)
Other comprehensive income:
Change in fair value of interest rate swap	4,047	19,655	3,294	50,475
Comprehensive income (loss)	20,262	21,140	(3,526)	22,607
Net comprehensive (income) loss attributable to noncontrolling interest	(1,932)	(10,696)	8,173	(8,981)
Net comprehensive income attributable to controlling interest	$18,330	$10,444	$4,647	$13,626
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
For the thirteen and thirty-nine weeks ended October 1, 2023 and October 2, 2022
(In thousands, except share data) (Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 2, 2022	77,644,645	$8	59,349,000	$6	$912,574	$(236,598)	$3,715	$679,705	$754,968	$1,434,673
Payments of tax withholding requirements for employee stock awards		—		—	(6,217)	—	—	(6,217)	—	(6,217)
Share-based compensation	1,062,817	—		—	5,779	—	—	5,779	—	5,779
Issuance of common stock in connection with private placement sale	2,105,373	—		—	28,000	—	—	28,000	—	28,000
Tax impact arising from share issuance		—		—	(561)	—	—	(561)	—	(561)
Net loss		—		—	—	(14,391)	—	(14,391)	(14,962)	(29,353)
Other comprehensive income		—		—	—	—	17,573	17,573	13,247	30,820
Cash dividends declared ($0.108 per share of Class A Common Stock)		—		—	—	(8,604)	—	(8,604)	—	(8,604)
Distribution to noncontrolling interest		—		—	—	—	—	—	(6,410)	(6,410)
Balance at July 3, 2022	80,812,835	8	59,349,000	6	939,575	(259,593)	21,288	701,284	746,843	1,448,127
Stock-based compensation		—		—	1,800	—	—	1,800	—	1,800
Net (loss) income		—		—	—	(888)	—	(888)	2,373	1,485
Other comprehensive income		—		—	—	—	11,332	11,332	8,323	19,655
Cash dividends declared ($0.054 per share of Class A Common Stock)		—		—	—	(4,364)	—	(4,364)	—	(4,364)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3,205)	(3,205)
Balance at October 2, 2022	80,812,835	$8	59,349,000	$6	$941,375	$(264,845)	$32,620	$709,164	$754,334	$1,463,498

Balance at January 1, 2023	80,882,334	$8	59,349,000	$6	$926,919	$(254,564)	$30,777	$703,146	$748,538	$1,451,684
Share-based compensation	259,083	—		—	8,939	—	—	8,939	—	8,939
Payments of tax withholding requirements for employee stock awards		—		—	(589)	—	—	(589)	—	(589)
Net loss		—		—	—	(13,251)	—	(13,251)	(9,784)	(23,035)
Cash dividends declared ($0.114 per share of Class A Common Stock)		—		—	—	(9,296)	—	(9,296)	—	(9,296)
Other comprehensive loss		—		—	—	—	(432)	(432)	(321)	(753)
Distribution to noncontrolling interest		—		—	—	—	—	—	(6,766)	(6,766)
Balance at July 2, 2023	81,141,417	8	59,349,000	6	935,269	(277,111)	30,345	688,517	731,667	1,420,184
Stock-based compensation		—		—	3,629	—	—	3,629	—	3,629
Net income (loss)		—		—	—	15,993	—	15,993	222	16,215
Other comprehensive income		—		—	—	—	2,337	2,337	1,710	4,047
Cash dividends declared ($0.057 per share of Class A Common Stock)		—		—	—	(4,625)	—	(4,625)	—	(4,625)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3,383)	(3,383)
Balance at October 1, 2023	81,141,417	$8	59,349,000	$6	$938,898	$(265,743)	$32,682	$705,851	$730,216	$1,436,067
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the thirty-nine weeks ended October 1, 2023 and October 2, 2022
(In thousands)
(Unaudited)

	Thirty-nine weeks ended October 1, 2023	Thirty-nine weeks ended October 2, 2022
Cash flows from operating activities
Net loss	$(6,820)	$(27,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment and other charges	9,548	4,678
Depreciation and amortization	60,114	66,345
Gain on remeasurement of warrant liability	(16,560)	(4,032)
Loss (gain) on sale of assets	9,275	(919)
Share-based compensation	11,808	7,579
Deferred taxes	(10,743)	(1,315)
Deferred financing costs	1,084	1,047
Changes in assets and liabilities:
Accounts receivable, net	4,947	(12,628)
Inventories	644	(27,866)
Prepaid expenses and other assets	(20,183)	(18,308)
Accounts payable and accrued expenses and other	6,016	21,358
Net cash provided by operating activities	49,130	8,071
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(75)
Purchases of property and equipment	(45,707)	(68,708)
Proceeds from sale of property and equipment	8,794	4,100
Proceeds from sale of routes	21,683	16,819
Proceeds from the sale of IO notes	4,094	5,017
Proceeds from insurance claims for capital investments	—	3,935
Notes receivable, net	(26,369)	(14,028)
Net cash used in investing activities	(37,505)	(52,940)
Cash flows from financing activities
Line of credit borrowings, net	20,324	40,390
Borrowings on term debt and notes payable	4,273	33,969
Repayments on term debt and notes payable	(23,744)	(20,692)
Payment of debt issuance cost	(655)	(1,471)
Payments of tax withholding requirements for employee stock awards	(589)	(6,217)
Proceeds from issuance of shares	—	28,000
Dividends	(13,921)	(12,793)
Distribution to noncontrolling interest	(10,149)	(6,410)
Net cash (used in) provided by financing activities	(24,461)	54,776
Net (decrease) increase in cash and cash equivalents	(12,836)	9,907
Cash and cash equivalents at beginning of period	72,930	41,898
Cash and cash equivalents at end of period	$60,094	$51,805
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
The benefit of tax positions taken or expected to be taken in the Company’s income tax returns is recognized in the financial statements if such positions are more likely than not capable of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or the amount of net operating loss carryover or the amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, distribution, and administrative expenses. As of October 1, 2023 and January 1, 2023, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next fiscal year.
Goodwill and Other Identifiable Intangible Assets – The Company allocates the cost of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount classified as goodwill. The identification and valuation of these intangible assets and the determination of their estimated useful lives at the time of acquisition, as well as the completion of impairment tests, require significant management judgments and estimates. These estimates are made based on, among other factors, review of projected future operating results and business plans, economic projections, anticipated highest and best use of future cash flows and the cost of capital. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of goodwill and other intangible assets, and potentially result in a different impact to the Company’s results of operations. Further, changes in business strategy and/or market conditions may significantly impact these judgments and thereby impact the fair value of these assets, which could result in an impairment of the goodwill or intangible assets.
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
For the latest qualitative analysis performed, which took place on the first day of the fourth quarter of 2022, the Company took into consideration all the events and circumstances listed in Topic 350 in addition to other entity-specific factors that had taken place. The Company determined that there was no significant impact that affected the fair value of the reporting unit through October 1, 2023. Therefore, the Company determined that it was not necessary to perform a quantitative goodwill impairment test for the reporting unit.
Fair Value of Financial Instruments – Financial instruments held by the Company include cash and cash equivalents, accounts receivable, hedging instruments, warrants, purchase commitments on commodities, accounts payable and debt. The carrying value of all cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term nature. The carrying value of the debt is also estimated to approximate its fair value based upon current market conditions and interest rates. The fair values of the hedging instruments are revalued at each reporting period.
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
The Company recognizes revenue when (or as) performance obligations are satisfied by transferring control of the goods to customers. Control is transferred upon delivery of the goods to the customer. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs. Applicable shipping and handling are included in customer billing and are recorded as revenue as control of the products’ is transferred to customers. The Company assesses the goods promised in customer purchase orders and identifies a performance obligation for each promise to transfer a good that is distinct.
The Company offers various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade customer or consumer. These estimates are made using various techniques including using historical data on performance of similar promotional programs. The Company has reserves in place of $21.9 million as of October 1, 2023, which include adjustments taken by customers of $12.4 million that are awaiting final processing, and reserves of $46.3 million as of January 1, 2023, which include adjustments taken by customers of $32.8 million that are awaiting final processing. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.
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

Distributor Buyouts - During 2022, the Company bought out and terminated the contracts of multiple third-party distributors who had previously been providing services to the Company. These transactions were accounted for as contract terminations and resulted in expense of $23.0 million for thirty-nine weeks ended October 2, 2022, and are included within selling and distribution expense on the Consolidated Statement of Operations and Comprehensive Income (Loss).
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
2.INVENTORIES
Inventories consisted of the following:

(in thousands)	As of October 1, 2023	As of January 1, 2023
Finished goods	$76,881	$67,386
Raw materials	30,740	42,204
Maintenance parts	9,053	8,416
Total inventories	$116,674	$118,006
3.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

(in thousands)	As of October 1, 2023	As of January 1, 2023
Land	$32,448	$30,582
Buildings	126,413	129,824
Machinery and equipment	236,280	255,505
Land improvements	3,828	3,756
Building improvements	4,131	3,709
Construction-in-progress	48,756	21,934
	451,856	445,310
Less: accumulated depreciation	(122,010)	(100,112)
Property, plant and equipment, net	$329,846	$345,198
Depreciation expense was $10.0 million and $12.0 million for the thirteen weeks ended October 1, 2023 and October 2, 2022, respectively, and $30.9 million and $37.1 million for the thirty-nine weeks ended October 1, 2023 and October 2, 2022, respectively. Depreciation expense is classified in Cost of goods sold and Selling, distribution, and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company recorded expenses of $8.9 million in connection with the closure of the Company's manufacturing facility in Birmingham, Alabama (the "Manufacturing Closure"), which included $1.3 million in severance and related costs and $7.6 million of asset impairments related to fixed assets. The severance and related expenses are recorded in the cost of goods sold line on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended October 1, 2023. The fixed asset impairments are recorded in the administrative expenses line on the Consolidated Statement of Operations and Comprehensive Income (Loss). In addition, during the thirty-nine weeks ended October 1, 2023, the Company recognized expense of $1.9 million related to the impairment of property, plant, and equipment unrelated to the Manufacturing Closure.

During the thirteen weeks ended October 1, 2023, the Company completed the sale of the Company's manufacturing facility in Bluffton, Indiana, which resulted in a loss on sale of the assets of $13.4 million. Additionally, the Company entered into a supply agreement with the buyer pursuant to which the buyer is obligated to co-manufacture certain products at below market rates for up to one year. The Company recorded a tolling asset of $0.6 million for the difference between the rate charged and the market rate for these services. If the buyer defaults on its obligations to manufacture any of the committed products, a financial penalty will be assessed based on the contractual terms required in the supply agreement. In a separate transaction, the Company completed the sale of land in Hanover, Pennsylvania to a separate third-party for a gain of $4.0 million.
4.GOODWILL AND INTANGIBLE ASSETS, NET
There were no changes to goodwill during the thirty-nine weeks ended October 1, 2023.
Intangible assets, net, consisted of the following:

(in thousands)	As of October 1, 2023	As of January 1, 2023
Subject to amortization:
Distributor/customer relationships	$677,930	$677,930
Trademarks	63,850	63,850
Amortizable assets, gross	741,780	741,780
Accumulated amortization	(110,989)	(82,738)
Amortizable assets, net	630,791	659,042
Not subject to amortization:
Trade names	434,513	434,513
Route assets	5,387	6,010
Intangible assets, net	$1,070,691	$1,099,565
Previously, the Company was granted certain exclusive distribution rights for certain products manufactured by another manufacturer. During the first fiscal quarter of 2022, the Company shifted the relationship with that manufacturer and converted that shelf space to Company-branded products. As a result, the Company recorded impairment expense of $2.0 million and the amortizable master distribution rights decreased by $2.2 million during the thirty-nine weeks ended October 2, 2022. There were no significant changes to intangible assets during the thirty-nine weeks ended October 1, 2023, other than those which arise from the normal course of business of buying and selling of Company-owned route assets and amortization.
Amortization of the distributor/customer relationships, technology, and trade names amounted to $9.4 million for the thirteen weeks ended October 1, 2023 and October 2, 2022, and $28.3 million for the thirty-nine weeks ended October 1, 2023 and October 2, 2022. The expense related to the amortization of intangibles is classified in administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
5.NOTES RECEIVABLE
The Company has undertaken a program in recent years to sell Company-managed DSD distribution routes to independent operators (“IOs”). Contracts are executed between the Company and the IOs for the sale of the product distribution routes, including a note in favor of the Company, in certain cases. The notes bear interest at rates ranging from 0.00% to 10.40% with terms ranging, generally, from one to ten years. The notes receivable balances due from IOs at October 1, 2023 and January 1, 2023 totaled $18.7 million and $22.0 million, respectively, and are collateralized by the routes for which the loans are made. During the thirty-nine weeks ended October 1, 2023, the loss recorded by the Company on note receivables for which the Company reclaimed the collateral due to credit losses was less than $0.1 million. The Company has a corresponding notes payable liability, related to the IOs notes receivables, of $16.9 million and $21.1 million as of October 1, 2023 and January 1, 2023, respectively. The related notes payable liability is discussed in further detail within Note 7. "Long-Term Debt."
Other notes receivable totaled $0.1 million as of both October 1, 2023 and January 1, 2023.

6.ACCRUED EXPENSES AND OTHER
Current accrued expenses and other consisted of the following:

(in thousands)	As of October 1, 2023	As of January 1, 2023
Accrued compensation and benefits	$18,300	$38,974
Operating right of use liability	14,868	12,389
Insurance liabilities	8,090	6,701
Accrued manufacturing related costs	3,622	10,817
Acquisition tax consideration	854	1,131
Accrued dividends and distributions	8,006	7,989
Accrued interest	691	1,151
Other accrued expenses	8,283	12,860
Total accrued expenses and other	$62,714	$92,012
Non-current accrued expenses and other consisted of the following:

(in thousands)	As of October 1, 2023	As of January 1, 2023
Operating right of use liability	$44,349	$35,331
Tax Receivable Agreement liability	24,536	25,426
Supplemental retirement and salary continuation plans	6,666	6,512
Total accrued expenses and other	$75,551	$67,269
7.LONG-TERM DEBT
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (as amended, the "ABL facility"), pursuant to the terms of that certain First Lien Term Loan Credit Agreement, dated November 21, 2017 (the "Credit Agreement"). On September 22, 2022, the ABL facility was amended to further increase the credit limit to $175.0 million and replaced the interest rate benchmark from London Interbank Offered Rate (“LIBOR”) to Term SOFR Screen Rate (“SOFR”). Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit. As of October 1, 2023 and January 1, 2023, $149.3 million and $163.0 million, respectively, was available for borrowing, net of letters of credit. The ABL facility is also subject to unused line fees (0.5% at October 1, 2023) and other fees and expenses. On July 20, 2023, the ABL facility was further amended to increase the credit limit to $225.0 million and extend the maturity through the earlier of July 20, 2028, or 91 days prior to the maturity of the Term Loan B (as defined below). The Company incurred fees of $0.7 million in connection with the amendment to the ABL facility.
Standby letters of credit in the amount of $12.2 million and $12.0 million have been issued as of October 1, 2023 and January 1, 2023, respectively. The standby letters of credit are primarily issued for insurance purposes.
Term Loans
On December 14, 2020, the Company entered into a Bridge Credit Agreement with a syndicate of banks, led by Bank of America, N.A. (the "Bridge Credit Agreement"). The Company used $490.0 million from the proceeds of the Bridge Credit Agreement to finance the acquisition of Truco Holdco Inc. ("Truco" and such acquisition, the "Truco Acquisition") and certain intellectual property from OTB Acquisition, LLC (the "IP Purchase"). The Bridge Credit Agreement bears interest at an annual rate based on 4.25% plus 1-month LIBOR with scheduled incremental increases to the base rate, as defined in the Bridge Credit Agreement.

On January 20, 2021, the Company entered into Amendment No. 2 to the Bridge Credit Agreement ("Amendment No. 2") which provided additional operating flexibility and revisions to certain restrictive covenants. Pursuant to the terms of Amendment No. 2, the Company raised $720 million in aggregate principal of Term Loan B ("Term Loan B") which then bore interest at LIBOR plus 3.00%, and extended the maturity of the Bridge Credit Agreement to January 20, 2028. The proceeds were used, together with cash on hand and proceeds from the Company's exercised warrants, to redeem the outstanding principal amount of Term Loan B and Bridge Credit Agreement of $410 million and $358 million, respectively. The refinancing was accounted for as an extinguishment. The Company incurred debt issuance costs and original issuance discounts of $8.4 million.
On June 22, 2021, the Company entered into Amendment No. 3 to the Bridge Credit Agreement (“Amendment No. 3”). Pursuant to the terms of Amendment No. 3, the Company increased the principal balance of Term Loan B by $75.0 million to bring the aggregated balance of Term Loan B proceeds to $795.0 million. The Company incurred additional debt issuance costs and original issuance discounts of $0.7 million related to the incremental funding.
On October 12, 2022, the Company, through its subsidiaries UQF, Kennedy Endeavors, LLC (“Kennedy”) and Condor Snack Foods, LLC (together with UQF and Kennedy, the “Real Estate Financing Borrowers”), entered into a loan agreement (the “Real Estate Term Loan”) with City National Bank which was secured by a majority of the Real Estate Financing Borrowers’ real estate assets. The Real Estate Term Loan initially held a principal balance of $88.1 million, with net proceeds of approximately $85.0 million after transaction fees and expenses. The Company used a portion of the proceeds from the Real Estate Term Loan to pay off the ABL facility. The Real Estate Term Loan contains a single financial maintenance covenant consisting of a fixed charge coverage ratio that is tested quarterly only during a covenant trigger period consistent with the existing ABL facility. Concurrent with the closing of the Real Estate Term Loan, UQF entered into an interest rate swap transaction to fix the effective interest rate at approximately 5.929%, as discussed in further detail within Note 8. “Derivative Financial Instruments and Purchase Commitments”. In September 2023, the Company made an additional $4.4 million paydown of the Real Estate Term Loan using net proceeds from the sale of land to a third-party, as discussed within Note 3. “Property, Plant, and Equipment, Net”, as well as cash on hand. Following such paydown, the loan will amortize approximately $3.3 million in principal annually through maturity, subject to any additional advanced paydowns.
The Term Loan B and the ABL facility are collateralized by substantially all of the assets and liabilities of UBH and its subsidiaries, excluding the real estate assets, which secure the Real Estate Term Loan and including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with its financial covenants as of October 1, 2023.

Debt (in thousands)	Issue Date	Principal Balance	Maturity Date	October 1, 2023	January 1, 2023
Term loan B (1)	June-21	$795,000	January-28	$773,323	$779,286
Real Estate Term Loan	October-22	88,140	October-32	81,019	88,140
Equipment loans (2)				50,360	54,053
ABL facility(3)			October-27	20,362	—
Net impact of debt issuance costs and original issue discounts				(9,243)	(9,672)
Total long-term debt				915,821	911,807
Less: current portion				(20,649)	(18,472)
Long term portion of term debt and financing obligations				$895,172	$893,335
(1) On September 22, 2022, the Company entered into Amendment No. 4 to the Bridge Credit Agreement ("Amendment No. 4"), which replaced the interest rate benchmark from LIBOR to SOFR. The weighted average interest rate on the Term Loan B debt, without consideration of the hedge, was 8.36% for the thirteen weeks ended October 1, 2023.
(2) The Company has finance lease obligations with Banc of America Leasing & Capital, LLC, which are treated as secured borrowing. The Company made a series of draws upon these agreements totaling $4.3 million in fiscal year 2023. These draws bear interest ranging from 3.26% through 7.25% and have varying maturities up through 2028.
(3) The facility bore interest at an annual rate based on LIBOR, or SOFR plus a 0.10% credit spread adjustment after the amendment on September 22, 2022, plus an applicable margin of 1.75% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.75% (ranging from 0.50% to 1.00%). The Company generally utilizes the prime rate for amounts that the Company expects to pay down within 30 days. The interest rate on the facility as of October 1, 2023 would have been 9.25%, under the prime rate. The Company elected to use the LIBOR, prior to the amendment on September 22, 2022 which changed the reference rate to SOFR as described above, for balances that were expected to be carried longer than 30 days. The interest rate on the ABL facility as of October 1, 2023 was 7.17%.
Other Notes Payable and Finance Leases
Amounts outstanding under notes payable consisted of the following:

(in thousands)	As of October 1, 2023	As of January 1, 2023
Note payable – IO notes	$16,879	$21,098
Finance lease obligations	10,734	10,995
Other	200	835
Total notes payable	27,813	32,928
Less: current portion	(8,317)	(12,589)
Long term portion of notes payable	$19,496	$20,339
From time to time, the Company sells notes receivable from IOs to a financial institution. During the thirty-nine weeks ended October 1, 2023, the Company sold $4.1 million of notes receivable from IOs to a financial institution. Due to the structure of these transactions, they did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution as well as the corresponding notes receivable on the Company's books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The Company partially guarantees the outstanding loans, as discussed in further detail within Note 10. "Contingencies." These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon any event of default.
Interest Expense
Interest expense consisted of the following:

(in thousands)	Thirteen weeks ended October 1, 2023	Thirteen weeks ended October 2, 2022	Thirty-nine weeks ended October 1, 2023	Thirty-nine weeks ended October 2, 2022
Company’s term loans, ABL facility, and other long-term debt	$14,582	$10,916	$42,971	$29,320
Amortization of deferred financing fees	633	344	1,084	1,028
IO loans	322	388	879	1,130
Total interest	$15,537	$11,648	$44,934	$31,478
8.DERIVATIVE FINANCIAL INSTRUMENTS AND PURCHASE COMMITMENTS
Derivative Financial Instruments
To reduce the effect of interest rate fluctuations, the Company entered into a three-year interest rate swap contract on September 6, 2019, with an effective date of September 30, 2019, with a counter-party to make a series of payments based on a fixed interest rate of 1.339% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams were based on a notional amount of $250 million. On December 21, 2021, the Company entered into an accreting interest rate swap contract with a counter-party, with an effective date of December 31, 2021, to make a series of payments based on a fixed interest rate of 1.3885% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams were based on a notional amount of $250 million and have accreted to $500 million, and mature on September 30, 2026. Effective on September 30, 2022, the Company amended the swap contract to reference the 1-month SOFR plus a credit spread adjustment (“CSA”) of 11.448 basis points, as well as setting the new fixed rate to 1.408%. Under the amended swap agreement, the Company will receive a series of payments based on the greater of SOFR plus CSA, or 0.00%.

On October 12, 2022, the Company entered into a 10-year swap contract, with an effective date of November 1, 2022, with a counter-party to make a series of payments based on a fixed interest rate of 3.83% and receive a series of payments based on the greater of the 1-month SOFR or 0.00%. The agreement covers $85.5 million as of October 1, 2023. This swap effectively fixes the rate of the Real Estate Term Loan to 5.93%. The balance that the hedge covers is designed to abate as principal payments on the Real Estate Term Loan are made. The Company entered into these transactions to reduce its exposure to changes in cash flows associated with the Real Estate Term Loan and has designated this derivative as a cash flow hedge.
As of October 1, 2023, the effective fixed interest rate on the long-term debt hedged by these contracts was 5.81%. For further treatment of the Company’s interest rate swap, refer to Note 9. “Fair Value Measurements” and Note 11. “Accumulated Other Comprehensive (Loss) Income.”
Warrant Liabilities
The Company has outstanding warrants which are accounted for as derivative liabilities pursuant to ASC 815-40. See Note 14. "Warrants" for additional information on the Company's warrant liabilities. A reconciliation of the changes in the warrant liability during the thirty-nine weeks ended October 1, 2023 is as follows:

(in thousands)
Fair value of warrant liabilities as of January 1, 2023	$45,504
Gain on remeasurement of warrant liability	(576)
Fair value of warrant liabilities as of July 2, 2023	$44,928
Gain on remeasurement of warrant liability	(15,984)
Fair value of warrant liabilities as of October 1, 2023	$28,944
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $84.4 million as of October 1, 2023. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment gains (losses) totaling $(1.7) million and $1.0 million for the thirteen weeks ended October 1, 2023 and October 2, 2022, respectively, and $(1.9) million and $0.0 million for the thirty-nine weeks ended October 1, 2023 and October 2, 2022, respectively.
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
Level II - Valuations are based on quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. Financial assets or liabilities which are included in this category are securities where all significant inputs are observable, either directly or indirectly; and
Level III - Financial assets or liabilities which are included in this category have prices or valuations that are unobservable or there is little, if any, market activity for these financial assets or liabilities. The inputs into the determination of fair value inputs for these investments require significant management judgment or estimation. The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors. To the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.

The fair values of the Company’s Level 2 derivative instruments were determined using valuation models that use market observable inputs including interest rate curves and both forward and spot prices for commodities. Derivative assets and liabilities included in Level 2 primarily represent commodity and interest rate swap contracts.
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of October 1, 2023:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$60,094	$—	$—	$60,094
Commodity contracts	—	560	—	560
Interest rate swaps	—	48,651	—	48,651
Total assets	$60,094	$49,211	$—	$109,305
Liabilities:
Commodity contracts	$—	$867	$—	$867
Private placement warrants	—	28,944	—	28,944
Debt	—	915,821	—	915,821
Total liabilities	$—	$945,632	$—	$945,632
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

Guarantees
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $0.8 million and $1.5 million as of October 1, 2023 and January 1, 2023, respectively, all of which was recorded by the Company as off balance sheet arrangements. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $49.6 million and $36.0 million as of October 1, 2023 and January 1, 2023, respectively, which are off balance sheet arrangements. As discussed in Note 7. "Long-Term Debt", the Company also sold notes receivable on its books to Bank of America during fiscal years 2019, 2021, and 2022, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America as of October 1, 2023 and January 1, 2023 was $15.3 million and $17.9 million, respectively. Due to the structure of the transactions, the sale did not qualify for sale accounting treatment, and as such the Company records the notes payable obligation owed by the IOs to the financial institution as well as the corresponding note receivable on the Company's Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $2.5 million and $3.4 million as of October 1, 2023 and January 1, 2023, respectively, all of which were included in the Company's Consolidated Balance Sheets. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
11.ACCUMULATED OTHER COMPREHENSIVE INCOME
Total accumulated other comprehensive income was $54.3 million as of October 1, 2023 and $51.0 million as of January 1, 2023. Total accumulated other comprehensive income consists solely of unrealized gains from the Company’s derivative financial instruments accounted for as cash flow hedges.
Changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gain on Cash Flow Hedges
Balance as of January 2, 2022	$3,715
Unrealized gain on cash flow hedges	30,820
Balance as of July 3, 2022	34,535
Unrealized gain on cash flow hedges	19,655
Balance as of October 2, 2022	$54,190
Less balance attributable to noncontrolling interest as of October 2, 2022	21,570
Balance attributable to controlling interest as of October 2, 2022	$32,620

Balance as of January 1, 2023	$50,994
Unrealized loss on cash flow hedges	(753)
Balance as of July 2, 2023	50,241
Unrealized gain on cash flow hedges	4,047
Balance as of October 1, 2023	$54,288
Less balance attributable to noncontrolling interest as of October 1, 2023	21,606
Balance attributable to controlling interest as of October 1, 2023	$32,682

12.SUPPLEMENTARY CASH FLOW INFORMATION

(in thousands)	Thirty-nine weeks ended October 1, 2023	Thirty-nine weeks ended October 2, 2022
Cash paid for interest	$44,310	$29,682
Refunds related to income taxes	$387	$4,630
Payments for income taxes	$5,022	$5,463
13.INCOME TAXES
The Company is subject to federal and state income taxes with respect to our allocable share of any taxable income or loss of UBH, as well as any standalone income or loss the Company generates. UBH is treated as a partnership for federal income tax purposes, and for most applicable state and local income tax purposes, and generally does not pay income taxes in most jurisdictions. Instead, UBH's taxable income or loss is passed through to its members, including the Company. Despite its partnership treatment, UBH is liable for income taxes in those states not recognizing its pass-through status and for certain of its subsidiaries not taxed as pass-through entities. The Company has acquired various domestic entities taxed as corporations, which are now wholly-owned by us or our subsidiaries. Where required or allowed, these subsidiaries also file and pay taxes as a consolidated group for federal and state income tax purposes. The Company anticipates this structure to remain in existence for the foreseeable future.
The Company recorded income tax (benefit) for the thirteen and thirty-nine weeks ended October 1, 2023 of $(10.1) million and $(13.4) million, respectively. Comparably, the Company recorded income tax (benefit) for the thirteen and thirty-nine weeks ended October 2, 2022 of $(1.6) million and $(1.7) million, respectively. The effective tax rates for the thirteen and thirty-nine weeks ended October 1, 2023 were (165.1)% and 66.3%, respectively. Comparably, the effective tax rates for the thirteen and thirty-nine weeks ended October 2, 2022 were 1450.0% and 5.7%, respectively. The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of UBH, which is a partnership, is not taxed at the Company level, and is required to allocate some of its taxable results to the Continuing Members, as well as state taxes and the fair value impact of warrant liabilities. The Company’s effective tax rate for the thirteen and thirty-nine weeks ended October 1, 2023 were 88.5% and 33.0%, respectively, before consideration of any discrete items. During the thirteen and thirty-nine weeks ended October 1, 2023, the effective tax rate was impacted by return to provision items, statutory state tax rate and apportionment changes, and updated apportionment estimates in response to network optimization efforts that included the sale of the Bluffton, Indiana facility which resulted in a discrete tax (benefit) of $(1.4) million and $(1.3) million, respectively.
The Company regularly evaluates valuation allowances established for deferred tax assets (“DTA's”) for which future realization is uncertain. The Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit use of the existing DTA's. As of October 1, 2023, a significant piece of objective negative evidence evaluated was the twelve-quarter cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTA's such as the investment in UBH, federal operating losses subject to annual limitations due to “change in ownership” provisions, and state net operating losses where the Company does not expect to continue to have nexus. Therefore, a valuation allowance has been recorded against the DTA's for which it is more likely than not they will not be realized. The Company has DTA’s related to its investment in the partnership that are expected to be realized in the ordinary course of operations or generate future net operating losses for which a portion will have an indefinite carryforward period. Additionally, the Company has deferred tax liabilities (“DTL’s”) related to its investment in the partnership that will not reverse in the ordinary course of business and will only reverse when the partnership is sold or liquidated. The Company has no intention of disposing of or liquidating the partnership and therefore has not considered the indefinite lived DTL as a source of income to offset other DTA’s. In weighing positive and negative evidence, both objective and subjective, including its twelve-quarter cumulative loss, the Company has recorded a valuation allowance against its DTA’s related to net operating losses and deductible book/tax differences and recorded a DTL primarily related to the book over tax basis in the investment in the partnership that will not reverse in the ordinary course of business. The Company considered that an indefinite lived DTL may be considered as a source of taxable income for an indefinite lived DTA; however, given our indefinite lived DTL will only reverse upon sale or liquidation, the Company determined that it was more appropriate to record a valuation allowance against a portion of its DTA’s. The amount of DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

As of October 1, 2023, tax years 2020 through 2023 remain open and subject to examination by the Internal Revenue Service and in the majority of the states where the Company has nexus, and tax years 2018 through 2023 remain open and subject to examination in selected states that have a longer statute of limitations.
Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of October 1, 2023 and January 1, 2023.
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
As of October 1, 2023 and January 1, 2023, the Company had a liability of $24.6 million and $25.4 million, respectively, related to its projected obligations under the TRA. The liability is reflected as current and non-current accrued expenses of $0.1 million and $24.5 million in the Consolidated Balance Sheets, respectively.
14.WARRANTS
Prior to the Business Combination, CCH issued 15,833,332 warrants that were initially sold by CCH in its initial public offering of securities (the "Public Warrants"), including 1,166,666 warrants issued at the closing of the Business Combination (“Forward Purchase Warrants”) pursuant to those certain Forward Purchase Agreements entered into by CCH, CCH's Sponsor (the "Sponsor"), and the independent directors of CCH (the "Forward Purchase Agreements"), and 7,200,000 warrants initially sold to the Sponsor simultaneously with the closing of its initial public offering (the "Private Placement Warrants," collectively, with the Public Warrants and Forward Purchase Warrants, the "Warrants"). As a result of the Business Combination, the Company assumed the Warrants and such Warrants are now exercisable for shares of UBI Class A Common Stock instead of Class A ordinary shares of CCH. All other features of the Warrants remain unchanged. On December 14, 2020, the Company provided notice to the holders of the Public Warrants and Forward Purchase Warrants that their warrants would be redeemed in accordance with the original terms on January 14, 2021. As of October 1, 2023 and January 1, 2023, there were 7,200,000 Private Placement Warrants outstanding and all Public Warrants and Forward Purchase Warrants have been exercised (except for the Public Warrants that were redeemed by the Company on January 14, 2021).
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
The remeasurement of the warrant liability resulted in a gain (loss) of $16.0 million and $(3.7) million for the thirteen weeks ended October 1, 2023 and October 2, 2022, respectively, and of $16.6 million and $4.0 million for the thirty-nine weeks ended October 1, 2023 and October 2, 2022, respectively.
15.EQUITY
Class A Common Stock
The Company is authorized to issue 1,000,000,000 shares of Class A Common Stock, par value $0.0001 per share, of which 81,141,417 and 80,882,334 shares of UBI were issued and outstanding as of October 1, 2023 and January 1, 2023, respectively.
Class V Common Stock
The Company is also authorized to issue 61,249,000 shares of Class V Common Stock, par value of $0.0001 all of which were issued to the Continuing Members in connection with the closing of the Business Combination. Each of the Continuing Members' common limited liability company units of UBH along with a share of Class V Common Stock may be exchanged for one share of Class A Common Stock of the Company upon certain restrictions being satisfied. As of October 1, 2023 and January 1, 2023, there were 59,349,000 shares of Class V Common Stock outstanding.
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
The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

(in thousands, except share data)	Thirteen weeks ended October 2, 2022	Thirty-nine weeks ended October 2, 2022
Basic and diluted earnings per share:
Numerator:
Net loss attributable to common stockholders	$(888)	$(15,279)
Denominator:
Weighted average Class A Common Stock shares, basic	80,812,835	79,852,137
Basic and diluted earnings (loss) per share	$(0.01)	$(0.19)
Anti-dilutive securities excluded from diluted earnings per share calculation:
Warrants	2,093,271	1,772,271
RSUs	168,081	61,946
PSUs	75,866	53,290
Stock options	—	—
Total	2,337,218	1,887,507
Class V Common Stock not subject to earnings per share calculation	59,349,000	59,349,000
Net income (loss) attributable to noncontrolling interest	$2,373	$(12,589)

(in thousands, except share data)	Thirteen weeks ended October 2, 2023	Thirty-nine weeks ended October 2, 2023
Basic and diluted earnings per share:
Numerator:
Net income attributable to common stockholders	$15,993	$2,742
Denominator:
Weighted average Class A Common Stock shares, basic	81,141,417	81,060,961
Basic earnings per share	$0.20	$0.03
Diluted earnings per share:
Numerator:
Net income attributable to common stockholders	$15,993	$2,742
Denominator:
Weighted average Class A Common Stock shares, basic	81,141,417	81,060,961
Dilutive securities included in diluted earnings per share calculation:
Warrants	1,828,748	2,142,492
RSUs	338,373	242,903
PSUs	135,737	121,083
Stock options	—	317
Total	83,444,275	83,567,756
Diluted earnings per share	$0.19	$0.03
Weighted average Class V Common Stock not subject to earnings per share calculation	59,349,000	59,349,000
Net (income) loss attributable to noncontrolling interest	$(222)	$9,562
The diluted earnings (loss) per share computation excludes the effect of certain restricted stock units ("RSUs"), performance stock units ("PSUs"), and stock options granted to directors and management which convert to Class A Common Stock upon vesting or being exercised, as their inclusion would have been anti-dilutive.
Shares of the Company’s Class V Common Stock do not participate in earnings or losses of the Company and, therefore, are not participating securities. The PSUs and RSUs, were not considered participating securities in the Successor period despite the holders of these stock-based compensation awards being entitled to participate in dividends declared on Class A Common Stock, if and when declared, on a one-to-one per-share basis, because the dividends are only payable upon full vesting the awards, and as such, the dividend is forfeitable. As of October 1, 2023 and January 1, 2023, the Continuing Members held all 59,349,000 shares of Class V Common Stock issued and outstanding and also held an equal number of common limited liability company units of UBH, which comprise the noncontrolling interest.
17.SUBSEQUENT EVENTS
The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis of our financial condition and results of operations ("MD&A") should be read in conjunction with our unaudited combined interim consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 1, 2023, together with our audited combined consolidated financial statements for our most recently completed fiscal year set forth under Item 8 of our Annual Report on Form 10-K for the year ended January 1, 2023 (“Annual Report on Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “Cautionary Note Regarding Forward-Looking Statements” contained elsewhere in this Quarterly Report on Form 10-Q and those discussed in Item 1A "Risk Factors" of our Annual Report on Form 10-K and other filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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
Overview
We are a leading U.S. manufacturer of branded salty snacks. We produce a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, pork skins, pub/party mixes, and other snacks. Our iconic portfolio of authentic, craft, and "better for you" brands, which includes Utz®, On The Border®, Zapp’s®, Golden Flake®, Good Health®, Boulder Canyon®, Hawaiian® Brand, and TORTIYAHS!®, among others, enjoys strong household penetration in the U.S., where our products can be found in approximately 48% of U.S. households as of October 1, 2023. We operate 14 manufacturing facilities across the U.S. with a broad range of capabilities. As of the end of the third fiscal quarter, our products are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors, and approximately 2,200 DSD routes. Our company was founded in 1921 in Hanover, Pennsylvania, and benefits from over 100 years of brand awareness and heritage in the salty snack industry. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2022 retail sales, we are the second-largest producer of branded salty snacks in our core geographies and ranked number four nationally.
Key Developments and Trends
Our management team monitors a number of developments and trends that could impact our revenue and profitability objectives.
Long-Term Demographics, Consumer Trends, and Demand – We participate in the attractive and growing $38 billion U.S. salty snacks category, within the broader approximately $126 billion market for U.S. snack foods as of October 1, 2023. A 2023 study from Circana cites that 54% of consumers eat snacks to add excitement to their daily diet, up two points versus two years ago and that 49% of consumers snack three or more times per day, up four points versus two years ago. Additionally, the salty snacks category has historically benefited from favorable competitive dynamics, including low private label penetration and category leaders competing primarily through marketing and innovation. We expect these consumer trends to continue to drive consistent retail sales growth for salty snacks for the foreseeable future.
For the thirteen weeks ended October 1, 2023, U.S. retail sales for salty snacks based on Circana data increased by 5.9% versus the comparable prior year period and in the same period, our retail sales increased 3.2%.
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
Taxes – On March 27, 2020, The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted which included various tax provisions with retroactive effect. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are effective retroactively for years ending before the date of enactment. We deferred $7.8 million of payroll tax deposits per the CARES Act. The deferred payroll taxes were deposited in two installments, with the first installment of $3.9 million paid as of December 31, 2021, and the remaining $3.9 million paid at the start of fiscal year 2023. We continue to evaluate the impact of the CARES Act; however, we believe it is unlikely to have a material effect on our consolidated financial position, results of operations, and cash flow.

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
Financing Costs and Exposure to Interest Rate Changes – As of October 1, 2023, we had $854.3 million in variable rate indebtedness, down from $867.4 million as of January 1, 2023. As of October 1, 2023 our variable rate indebtedness was benchmarked to the Term SOFR Screen Rate (‘SOFR”). As of October 1, 2023, we have entered into interest rate hedges covering $585.5 million of debt, of which, $500.0 million is covered through September 30, 2026 and a hedge that covers the outstanding principal balance of the Real Estate Term Loan (defined below) through September 2032. Our interest rate hedge strategy has limited some of our exposure to changes in interest rates. We regularly evaluate our variable and fixed-rate debt. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the thirty-nine weeks ended October 1, 2023 was 5.8%, up from 4.3% during the thirty-nine weeks ended October 2, 2022. We have used interest rate swaps to help manage some of our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 7. "Long-Term Debt" and Note 8. "Derivative Financial Instruments and Purchase Commitments" to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on debt, derivative and purchase commitment activity. The Company has experienced the effect of increased interest rates on the portion of its debt that is not hedged and continued rising interest rates could negatively impact our net income.
Recent Developments and Significant Items Affecting Comparability
Commodity Trends
We regularly monitor worldwide supply and commodity costs so we can cost-effectively secure ingredients, packaging and fuel required for production. A number of external factors such as weather, which may be impacted in unanticipated ways due to climate change, commodity market conditions, and the effects of governmental, agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address commodity costs primarily through the use of buying-forward, which locks in pricing for key materials between three and 18 months in advance. Other methods include hedging, net pricing adjustments to cover longer term cost inflation, and manufacturing and overhead cost control. Our hedging techniques, such as forward contracts, limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Toward the end of fiscal year 2020, we began to experience an increase in pricing in certain commodity costs that continued to rise throughout fiscal years 2021 and 2022, and through the third quarter of 2023. Continued commodity cost increases may adversely impact our net income. Additionally, the Company has experienced rising costs related to fuel and freight rates as well as rising labor costs which have negatively impacted profitability. Transportation costs have been on the rise since 2021 and may continue to rise which may also adversely impact net income. The Company looks to offset rising costs through increasing manufacturing and distribution efficiencies as well as through price increases to our customers, although it is unclear whether historic customer sales levels will be maintained at these higher prices. Due to competitive market conditions, planned trade or promotional incentives, or other factors, our pricing actions may also lag commodity cost changes.
While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. Market factors including supply and demand may result in higher costs of sourcing those materials.
Independent Operator Conversions
Our DSD distribution is executed via Company-owned routes operated by route sales professionals ("RSPs"), and third-party routes managed by IOs. We have used the IO and RSP models for more than a decade. In fiscal year 2017, we embarked on a multi-year strategy to convert all company-owned RSP routes to the IO model. The mix between IOs and RSPs was approximately 95% and 5%, respectively, as of October 1, 2023 versus 91% and 9% ratio for IOs and RSPs, respectively, as of October 2, 2022. We anticipate completing substantially all remaining RSPs conversions during fiscal year 2023. The conversion process involves selling distribution rights of a defined route to an IO. As we convert a large number of routes in a year, there is a meaningful decrease in the selling, distribution, and administrative costs that we previously incurred on RSPs and a corresponding increase in discounts paid to IOs to cover their costs to distribute our product. The net impact is a reduction in selling and distribution expenses and a decrease in net sales and gross profit. Conversions also impact our balance sheet resulting in cash proceeds to us as a result of selling the route to an IO, or by creating notes receivable related to the sale of the routes.

Results of Operations
Overview
The following tables present selected unaudited financial data for the thirteen and thirty-nine weeks ended October 1, 2023 and October 2, 2022:

(in thousands)	Thirteen weeks ended October 1, 2023	Thirteen weeks ended October 2, 2022	Thirty-nine weeks ended October 1, 2023	Thirty-nine weeks ended October 2, 2022
Net sales	$371,852	$362,818	$1,086,138	$1,053,732
Cost of goods sold	252,583	244,545	744,980	720,123
Gross profit	119,269	118,273	341,158	333,609
Selling, distribution, and administrative expenses
Selling and distribution	70,973	69,263	202,888	226,169
Administrative	34,531	33,182	123,155	110,549
Total selling, distribution, and administrative expenses	105,504	102,445	326,043	336,718
(Loss) gain on sale of assets, net	(8,488)	(823)	(9,275)	919
Income (loss) from operations	5,277	15,005	5,840	(2,190)
Other income (expense)
Interest expense	(15,537)	(11,648)	(44,934)	(31,478)
Other income, net	392	205	2,279	80
Gain (loss) on remeasurement of warrant liability	15,984	(3,672)	16,560	4,032
Other income (expense), net	839	(15,115)	(26,095)	(27,366)
Income (loss) before taxes	6,116	(110)	(20,255)	(29,556)
Income tax benefit	(10,099)	(1,595)	(13,435)	(1,688)
Net income (loss)	16,215	1,485	(6,820)	(27,868)
Net (income) loss attributable to noncontrolling interest	(222)	(2,373)	9,562	12,589
Net income (loss) attributable to controlling interest	$15,993	$(888)	$2,742	$(15,279)
Thirteen weeks ended October 1, 2023 versus thirteen weeks ended October 2, 2022
Net sales
Net sales was $371.9 million and $362.8 million for the thirteen weeks ended October 1, 2023 and October 2, 2022, respectively. Net sales for the thirteen weeks ended October 1, 2023 increased $9.0 million, or 2.5%, over the comparable period in 2022. The increase in net sales for the thirteen weeks ended October 1, 2023 was primarily related to the flow through of pricing action that were taken in 2022 in response to inflationary pressures which accounted for a 3.7% increase in net sales, partially offset by volume/mix decline of 0.6%, which was driven by SKU rationalization that the Company estimated impacted net sales by 3.3%, as well as 0.6% decline in net sales related to continued IO conversions.
IO discounts increased to $45.4 million for the thirteen weeks ended October 1, 2023 from $41.2 million for the corresponding thirteen weeks ended October 2, 2022. Excluding the impacts of increased IO discounts related to RSP to IO conversion, organic net sales increased 3.1% for the thirteen weeks ended October 1, 2023 versus the corresponding period in 2022.

Net sales are evaluated based on brand classification as a Power or Foundation brand. Power brands include our iconic heritage Utz® brand and iconic On The Border® brand; craft brands such as Zapp’s®, Golden Flake® Pork Skins, TORTIYAHS!, and Hawaiian®; "better for you" brands such as Good Health® and Boulder Canyon®; and select licensed brands such as TGI Fridays®. Our Foundation brands are comprised of several regional brands, including Bachman®, Golden Flake® Chips and Cheese, Tim’s Cascade® Snacks, Snyder of Berlin®, and "Dirty" Potato Chips®, R.W. Garcia®, as well as other partner and private label brands.
For the thirteen weeks ended October 1, 2023, Power brand sales increased by approximately 9.7%, while Foundation brand sales, which includes co-manufacturing, private label and partner brands sales, decreased by approximately 16.6% from the thirteen weeks ended October 2, 2022. The increase in Power brand sales was due primarily to favorable pricing action and increased volumes, partially offset by continued IO conversions. Foundation brand sales decrease was primarily driven by volume decline and continued IO conversion, partially offset by certain pricing initiatives. The Company's volume decline for the thirteen weeks ended October 1, 2023 was driven by SKU rationalization focused on a reduction in private label, co-manufactured and partner brand products.
Cost of goods sold and Gross profit
Gross profit was $119.3 million and $118.3 million for the thirteen weeks ended October 1, 2023 and October 2, 2022, respectively. The increase in gross profit for thirteen weeks ended October 1, 2023 was driven by the impact of productivity and pricing initiatives which were put in place to help reduce the impact of continued commodity and wage inflation which hindered gross profit. Also impacting gross profit was the decline in volume which was further impacted by SKU rationalization focused on a reduction in private label and partner brand products. During the thirteen weeks ended October 2, 2022, gross profit was benefited by $4.0 million recorded as a reduction of cost of goods sold related to proceeds received from a partial settlement of business interruption insurance, which reimbursed certain expenses as we shifted production to other facilities, including co-manufacturers, due to a natural disaster that affected one of our smaller manufacturing facilities.
Our gross profit margin was 32.1% for the thirteen weeks ended October 1, 2023 versus 32.6% for the thirteen weeks ended October 2, 2022. The decrease in gross profit margin was primarily driven by favorable price realization from pricing initiatives and the impact of productivity initiatives, more than offset by gross input cost inflation, the impact of IO conversions business interruption insurance proceeds and supply chain investments. IO discounts increased to $45.4 million for the thirteen weeks ended October 1, 2023 from $41.2 million for the thirteen weeks ended October 2, 2022. IO conversions contributed to a gross profit decline of $2.3 million, or a gross profit margin of 0.6%, and the remaining IO discount growth was driven by pricing actions.
Selling, distribution, and administrative expense
Selling, distribution, and administrative expenses were $105.5 million and $102.4 million for the thirteen weeks ended October 1, 2023 and October 2, 2022, respectively, resulting in an increase of $3.1 million, or 3.0%, over the corresponding period in fiscal year 2022. The increase in expenses for the thirteen weeks ended October 1, 2023 compared to the thirteen weeks ended October 2, 2022 was primarily attributable to higher expenses associated with investments in sales infrastructure and supply chain capabilities to support growth, and share-based compensation, partially offset by lower selling costs from the shift to IOs.
(Loss) gain on sale of assets
(Loss) gain on sale of assets was $(8.5) million and $0.8 million for the thirteen weeks ended October 1, 2023 and October 2, 2022, respectively. During the thirteen weeks ended October 1, 2023, the sale of the Company's manufacturing plant in Bluffton, Indiana generated a loss of $13.4 million, partially offset by gain on sale of land for $4.0 million and the sale of IO routes and other fixed assets.
Other (expense) income, net
Other (expense) income, net was $0.8 million for the thirteen weeks ended October 1, 2023 compared to $(15.1) million for the thirteen weeks ended October 2, 2022. The change in other (expense) income for the thirteen weeks ended October 1, 2023 was primarily due to a $16.0 million gain from the remeasurement of warrant liability for the thirteen weeks ended October 1, 2023 versus a loss of $3.7 million for the thirteen weeks ended October 2, 2022. Also significant was interest expense of $15.5 million for the thirteen weeks ended October 1, 2023 compared to $11.6 million for the thirteen weeks ended October 2, 2022. The increase in interest expense is primarily attributable to the additional equipment loans, Real Estate Term Loan, and higher interest rates, which impacted the portion of debt that the Company has not hedged.

Income taxes
Income tax (benefit) was $(10.1) million and $(1.6) million for the thirteen weeks ended October 1, 2023 and October 2, 2022, respectively.
Thirty-nine weeks ended October 1, 2023 versus thirty-nine weeks ended October 2, 2022
Net sales
Net sales was $1.086 billion and $1.054 billion for the thirty-nine weeks ended October 1, 2023 and October 2, 2022, respectively. Net sales for the thirty-nine weeks ended October 1, 2023 increased $32.4 million or 3.1% over the comparable period in 2022. The increase in net sales for the thirty-nine weeks ended October 1, 2023 was primarily related to the flow-through of pricing actions that were taken in 2022 in response to inflationary pressures which accounted for a 6.4% increase in net sales, partially offset by volume/mix decline of 2.6% due to SKU rationalization, as well as 0.7% decline in net sales related to continued IO conversions.
IO discounts increased to $133.5 million for the thirty-nine weeks ended October 1, 2023 from $114.6 million for the corresponding thirty-nine weeks ended October 2, 2022. Excluding the impacts of increased IO discounts related to IO conversions, organic net sales increased 3.8% for the thirty-nine weeks ended October 1, 2023 versus the corresponding period in 2022.
Net sales are evaluated based on brand classification as a Power or Foundation brand. Power brands include our iconic heritage Utz® brand and iconic On The Border® brand; craft brands such as Zapp’s®, Golden Flake® Pork Skins, TORTIYAHS!, and Hawaiian®; "better for you" brands such as Good Health® and Boulder Canyon®; and select licensed brands such as TGI Fridays®. Our Foundation brands are comprised of several regional brands, including Bachman®, Golden Flake® Chips and Cheese, Tim’s Cascade® Snacks, Snyder of Berlin®, and "Dirty" Potato Chips®, R.W. Garcia®, as well as other partner and private label brands.
For the thirty-nine weeks ended October 1, 2023, Power brand sales increased by approximately 10.1%, while Foundation brand sales, which includes co-manufacturing, private label and partner brands sales, decreased by approximately 10.4% from the thirty-nine weeks ended October 2, 2022. The increase in Power brand sales was due primarily to favorable pricing actions and increased volumes, partially offset by the impact of continued IO conversions. Foundation brand sales decrease was primarily driven by volume decline and the impact of continued IO conversion, offset by certain pricing initiatives. The Company's volume declined for the thirty-nine weeks ended October 1, 2023 compared to thirty-nine weeks ended October 2, 2022, and was impacted by significant SKU rationalization focused on a reduction in private label, co-manufactured and partner branded products, as well as by weight outs and changes to price pack architecture.
Cost of goods sold and Gross profit
Gross profit was $341.2 million and $333.6 million for the thirty-nine weeks ended October 1, 2023 and October 2, 2022, respectively. The increase in gross profit for the thirty-nine weeks ended October 1, 2023 was driven by pricing initiatives which were put in place to help reduce the impact of continued commodity costs, transportation, and wage inflation which hindered gross profit, partially offset by volume decline.
Our gross profit margin was 31.4% for the thirty-nine weeks ended October 1, 2023 versus 31.7% for the thirty-nine weeks ended October 2, 2022. The decline in gross profit margin was primarily driven by commodity and wage inflation, transitory higher inbound freight costs and lower fixed overhead absorption due in part to our network optimization, offset by the impact of productivity initiatives. Additionally, IO discounts increased to $133.5 million for the thirty-nine weeks ended October 1, 2023 from $114.6 million for the thirty-nine weeks ended October 2, 2022. IO conversions contributed to a gross profit decline of $7.6 million, or a gross profit margin of 0.7%, and the remaining IO discount growth was driven by pricing actions. During the thirty-nine weeks ended October 2, 2022, gross profit was benefited by $4.0 million recorded as a reduction of cost of goods sold related to proceeds received from a partial settlement of business interruption insurance, which reimbursed certain expenses as we shifted production to other facilities, including co-manufacturers, due to a natural disaster that affected one of our smaller manufacturing facilities.

Selling, distribution, and administrative expense
Selling, distribution, and administrative expenses were $326.0 million and $336.7 million for the thirty-nine weeks ended October 1, 2023 and October 2, 2022, respectively, resulting in a decrease of $(10.7) million, or (3.2)%, over the corresponding period in fiscal year 2022. The decrease in expenses for the thirty-nine weeks ended October 1, 2023 compared to the thirty-nine weeks ended October 2, 2022 was primarily attributable to higher acquisition and integration costs related to the buyout of multiple distributors, which were accounted for as contract terminations, and resulted in expense of $23.0 million during the thirty-nine weeks ended October 2, 2022. The selling, distribution and administrative expense for the thirty-nine weeks ended October 2, 2022 included other contract termination expense and related impairments which totaled $2.6 million. The selling, distribution and administrative expense for the thirty-nine weeks ended October 1, 2023 included impairments of $9.5 million related to the impairment of fixed assets, primarily related to the closing of the Company's manufacturing facility in Birmingham, Alabama. During the thirty-nine weeks ended October 1, 2023, the Company also recognized an expense of $4.7 million related to a contract termination with a co-manufacturer. The termination of this agreement was a continuation of the Company's response to shifting production from a manufacturing facility that was damaged by a natural disaster in 2021. Rising labor and higher stock-based compensation costs were partially offset by the reductions of selling costs related to the continued conversion out of Company owned RSP to IO routes.
(Loss) gain on sale of assets
(Loss) gain on sale of assets was $(9.3) million and $0.9 million for the thirty-nine weeks ended October 1, 2023 and October 2, 2022, respectively. The Company has continued to convert company-owned routes to IO routes during the third fiscal quarter of 2023, offsetting the sales price by the respective route intangible asset. The loss during the thirty-nine weeks ended October 1, 2023 was primarily related to the sale of the Company's manufacturing facility in Bluffton, Indiana which generated a loss of $13.4 million, partially offset by gain on sale of land for $4.0 million and the sale of IO routes and other fixed assets.
Other (expense) income, net
Other expense, net was $(26.1) million and $(27.4) million for the thirty-nine weeks ended October 1, 2023 and October 2, 2022, respectively. The increase in expense was driven by interest expense of $44.9 million for the thirty-nine weeks ended October 1, 2023 compared to $31.5 million for the thirty-nine weeks ended October 2, 2022. The increase in interest expense is primarily attributable to the additional equipment loans, Real Estate Term Loan, and higher interest rates, which impacted the portion of debt that the Company has not hedged. Also significant was a $16.6 million gain from the remeasurement of warrant liability for the thirty-nine weeks ended October 1, 2023 compared to a gain of $4.0 million for the thirty-nine weeks ended October 2, 2022.
Income taxes
Income tax benefit was $(13.4) million and $(1.7) million for the thirty-nine weeks ended October 1, 2023 and October 2, 2022, respectively.
Non-GAAP Financial Measures
We use certain financial information that is not prepared in accordance with accounting principles generally accepted in the United States (“non-GAAP”) because we believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identifies trends in our underlying operating results and provides additional insight and transparency on how we evaluate the business. We use non-GAAP financial measures to budget, make operating and strategic decisions, and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. The adjustments generally fall within the categories of non-cash items, acquisition and integration costs, business transformation initiatives, and financing-related costs. We believe the non-GAAP measures should always be considered along with the related financial measures prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We have provided the reconciliations between the U.S. GAAP and non-GAAP financial measures below, and we also discuss our underlying U.S. GAAP results throughout this MD&A section.
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
The following table provides a reconciliation from net income (loss) to EBITDA and Adjusted EBITDA for the thirteen and thirty-nine weeks ended October 1, 2023 and October 2, 2022:

(dollars in millions)	Thirteen weeks ended October 1, 2023	Thirteen weeks ended October 2, 2022	Thirty-nine weeks ended October 1, 2023	Thirty-nine weeks ended October 2, 2022
Net income (loss)	$16.2	$1.5	$(6.8)	$(27.9)
Plus non-GAAP adjustments:
Income Tax (Benefit) Expense	(10.1)	(1.6)	(13.4)	(1.7)
Depreciation and Amortization	19.7	21.8	60.1	66.3
Interest Expense, Net	15.5	11.6	44.9	31.5
Interest Income (IO loans)(1)	(0.5)	(0.4)	(1.4)	(1.3)
EBITDA	40.8	32.9	83.4	66.9
Certain Non-Cash Adjustments(2)	24.5	0.9	42.2	9.2
Acquisition and Integration(3)	1.3	4.8	8.7	40.8
Business Transformation Initiatives(4)	1.4	5.4	19.9	13.3
Financing-Related Costs(5)	0.1	—	0.2	0.2
(Gain) Loss on Remeasurement of Warrant Liability(6)	(16.0)	3.7	(16.6)	(4.0)
Adjusted EBITDA	$52.1	$47.7	$137.8	$126.4
Adjusted EBITDA as a % of Net Sales	14.0%	13.1%	12.7%	12.0%
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
(2)Certain Non-Cash Adjustments are comprised primarily of the following:
Incentive programs – The Company incurred $3.7 million and $1.9 million of share-based compensation expense, that was awarded to associates and directors, and compensation expense associated with the employee stock purchase plan for the thirteen weeks ended October 1, 2023 and October 2, 2022, respectively. The Company incurred $11.8 million and $6.7 million of share-based compensation, that was awarded to associates and directors, and compensation expense associated with the employee stock purchase plan for the thirty-nine weeks ended October 1, 2023 and October 2, 2022, respectively.

Asset Impairments and Write-Offs — For the thirteen weeks ended October 1, 2023, the Company recorded an adjustment for a non-cash loss on sale of $13.7 million related to fixed assets for the sale of the Bluffton, Indiana plant along with the transfer of $4.7 million from Business Transformation Initiatives in note (4) below related to the termination of a contract that was settled with the sale. During the thirteen and thirty-nine weeks ended October 1, 2023, the Company recorded impairments and non-cash loss on sale totaling $0.1 million and $23.3 million, respectively. During the thirty-nine weeks ended October 2, 2022, the Company recorded an impairment of $2.0 million related to the termination of a distribution agreements.
Purchase Commitments and Other Adjustments – We have purchase commitments and options for specific quantities at fixed prices for certain of our products’ key ingredients. To facilitate comparisons of our underlying operating results, this adjustment was made to remove the volatility of purchase commitments and options related unrealized gains and losses. The adjustment related to Purchase Commitment and Other non-cash adjustment (gains) losses were $1.4 million and $(1.0) million for the thirteen weeks ended October 1, 2023 and October 2, 2022, respectively. The thirty-nine weeks ended October 1, 2023 and October 2, 2022 also included $1.4 million and $0.5 million of unrealized purchase commitment losses, respectively. Additionally, we recorded $0.9 million for the amortization of cloud-based computing assets for the thirteen and thirty-nine weeks ended, October 1, 2023.
(3)Adjustment for Acquisition and Integration Costs – This is comprised of consulting, transaction services, and legal fees incurred for acquisitions and certain potential acquisitions, in addition to expenses associated with integrating recent acquisitions. Such expenses were $1.2 million and $9.5 million for the thirteen and thirty-nine weeks ended October 1, 2023, respectively, as well as $0.1 million of expense and $0.8 million of income for the change of the Tax Receivable Agreement Liability associated with the Business Combination for the thirteen and thirty-nine weeks ended October 1, 2023, respectively. Charges related to the buyout of multiple distributors, which was accounted for as a contract termination resulted in expense of $23.0 million for the thirty-nine week period ended October 2, 2022. Additionally, other acquisitions and integration cost of $4.8 million and $16.8 million were recorded for the thirteen and thirty-nine weeks ended October 2, 2022, respectively, also included are adjustment of $1.0 million of expense for the increase of the Tax Receivable Agreement Liability associated with the Business Combination for the thirty-nine week period ended October 2, 2022.
(4)Business Transformation Initiatives Adjustment – This adjustment is related to consultancy, professional, legal, closure and other expenses incurred for specific initiatives and structural changes to the business that do not reflect the cost of normal business operations. In addition, gains and losses realized from the sale of distribution rights to IOs and the subsequent disposal of trucks, severance costs associated with the elimination of RSP positions, and Enterprise Resource Planning transition costs, fall into this category. The Company incurred such costs of $6.1 million and $5.4 million for the thirteen weeks ended October 1, 2023 and October 2, 2022, respectively, and $24.6 million and $13.3 million for the thirty-nine weeks ended October 1, 2023 and October 2, 2022, respectively, which included the closure of our Gramercy, Louisiana and Birmingham, Alabama plants along with various other supply chain, commercial and administrative initiatives. Additionally, as noted above, the costs for the thirteen and thirty-nine weeks ended October 1, 2023 also includes a transfer of expense of $(4.7) million related to a contract termination that was not settled in cash. During 2023, we completed the closure of our Gramercy, Louisiana and Birmingham, Alabama manufacturing plants along with the sale of our Bluffton, IN manufacturing plant.
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
Liquidity and Capital Resources
The following table presents net cash provided by operating activities, investing activities and financing activities for the thirty-nine weeks ended October 1, 2023 and October 2, 2022:

(in thousands)	Thirty-nine weeks ended October 1, 2023	Thirty-nine weeks ended October 2, 2022
Net cash provided by operating activities	$49,130	$8,071
Net cash used in investing activities	$(37,505)	$(52,940)
Net cash (used in) provided by financing activities	$(24,461)	$54,776
For the thirty-nine weeks ended October 1, 2023, our consolidated cash balance, including cash equivalents, was $60.1 million, or $12.8 million higher than the consolidated cash balance as of January 1, 2023. Net cash used in operating activities for the thirty-nine weeks ended October 1, 2023 was $49.1 million compared to $8.1 million for the thirty-nine weeks ended October 2, 2022, with the difference largely driven by the payment of $20.2 million in the first quarter of 2022 related to the buyout of multiple distributors, which were accounted for as contract terminations. During the thirty-nine weeks ended October 1, 2023, the accounts receivable growth and inventory buildup was lower than the buildup that took place during the thirty-nine weeks ended October 2, 2022, but was largely offset by a decrease of accounts payable and accrued expenses and other related expenses as well as a buildup of prepaid expenses and other assets. Cash used in investing activities for the thirty-nine weeks ended October 1, 2023 was $37.5 million, driven by purchases of property and equipment, versus cash used in investing activity of $52.9 million for the thirty-nine weeks ended October 2, 2022. Net cash provided by financing activities was $24.5 million for the thirty-nine weeks ended October 1, 2023, driven by a draw on the line of credit of $20.3 million, offset by the payment of dividends and distribution, and repayments on term debt and notes payable. Comparably, net cash used in financing activities was $54.8 million for the thirty-nine weeks ended October 2, 2022, which was primarily a result of a draw on the line of credit of $40.4 million, proceeds from the issuance of shares of $28.0 million, and other borrowings on term debt and notes payable of $34.0 million, offset by payments on term debt and notes as well as dividends and distributions.
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
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (as amended, the "ABL facility"), pursuant to the terms of that certain First Lien Term Loan Credit Agreement, dated November 21, 2017 (the "Credit Agreement"). On September 22, 2022, the ABL facility was amended to further increase the credit limit to $175.0 million and replaced the interest rate benchmark from London Interbank Offered Rate (“LIBOR”) to Term SOFR Screen Rate (“SOFR”). Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit. As of October 1, 2023 and January 1, 2023, $149.3 million and $163.0 million, respectively, was available for borrowing, net of letters of credit. The ABL facility is also subject to unused line fees (0.5% at October 1, 2023) and other fees and expenses. On July 20, 2023, the ABL facility was further amended to increase the credit limit to $225.0 million and extend the maturity through the earlier of July 20, 2028, or 91 days prior to the maturity of the Term Loan B (as defined below). The Company incurred fees of $0.7 million in connection with the amendment to the ABL facility.
Standby letters of credit in the amount of $12.2 million and $12.0 million have been issued as of October 1, 2023 and January 1, 2023, respectively. The standby letters of credit are primarily issued for insurance purposes.
Term Loans
On December 14, 2020, the Company entered into a Bridge Credit Agreement with a syndicate of banks, led by Bank of America, N.A. (the "Bridge Credit Agreement"). The Company used $490.0 million from the proceeds of the Bridge Credit Agreement to finance the acquisition of Truco Holdco Inc. ("Truco" and such acquisition, the "Truco Acquisition") and certain intellectual property from OTB Acquisition, LLC (the "IP Purchase"). The Bridge Credit Agreement bears interest at an annual rate based on 4.25% plus 1-month LIBOR with scheduled incremental increases to the base rate, as defined in the Bridge Credit Agreement.

On January 20, 2021, the Company entered into Amendment No. 2 to the Bridge Credit Agreement ("Amendment No. 2") which provided additional operating flexibility and revisions to certain restrictive covenants. Pursuant to the terms of Amendment No. 2, the Company raised $720 million in aggregate principal of Term Loan B ("Term Loan B") which then bore interest at LIBOR plus 3.00%, and extended the maturity of the Bridge Credit Agreement to January 20, 2028. The proceeds were used, together with cash on hand and proceeds from the Company's exercised warrants, to redeem the outstanding principal amount of Term Loan B and Bridge Credit Agreement of $410 million and $358 million, respectively. The refinancing was accounted for as an extinguishment. The Company incurred debt issuance costs and original issuance discounts of $8.4 million.
On June 22, 2021, the Company entered into Amendment No. 3 to the Bridge Credit Agreement (“Amendment No. 3”). Pursuant to the terms of Amendment No. 3, the Company increased the principal balance of Term Loan B by $75.0 million to bring the aggregated balance of Term Loan B proceeds to $795.0 million. The Company incurred additional debt issuance costs and original issuance discounts of $0.7 million related to the incremental funding.
On October 12, 2022, the Company, through its subsidiaries UQF, Kennedy Endeavors, LLC (“Kennedy”) and Condor Snack Foods, LLC (together with UQF and Kennedy, the “Real Estate Financing Borrowers”), entered into a loan agreement (the “Real Estate Term Loan”) with City National Bank which was secured by a majority of the Real Estate Financing Borrowers’ real estate assets. The Real Estate Term Loan initially held a principal balance of $88.1 million, with net proceeds of approximately $85.0 million after transaction fees and expenses. The Company used a portion of the proceeds from the Real Estate Term Loan to pay off the ABL facility. The Real Estate Term Loan contains a single financial maintenance covenant consisting of a fixed charge coverage ratio that is tested quarterly only during a covenant trigger period consistent with the existing ABL facility. Concurrent with the closing of the Real Estate Term Loan, UQF entered into an interest rate swap transaction to fix the effective interest rate at approximately 5.929%, as discussed in further detail within Note 8. “Derivative Financial Instruments and Purchase Commitments”. In September 2023, the Company made an additional $4.4 million paydown of the Real Estate Term Loan using net proceeds from the sale of land to a third-party, as discussed within Note 3. “Property, Plant, and Equipment, Net”, as well as cash on hand. Following such paydown, the loan will amortize approximately $3.3 million in principal annually through maturity, subject to any additional advanced paydowns.
The Term Loan B and the ABL facility are collateralized by substantially all of the assets and liabilities of UBH and its subsidiaries, excluding the real estate assets, which secure the Real Estate Term Loan and including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with its financial covenants as of October 1, 2023.

Debt (in thousands)	Issue Date	Principal Balance	Maturity Date	October 1, 2023	January 1, 2023
Term loan B (1)	June-21	$795,000	January-28	$773,323	$779,286
Real Estate Term Loan	October-22	88,140	October-32	81,019	88,140
Equipment loans (2)				50,360	54,053
ABL facility(3)			October-27	20,362	—
Net impact of debt issuance costs and original issue discounts				(9,243)	(9,672)
Total long-term debt				915,821	911,807
Less: current portion				(20,649)	(18,472)
Long term portion of term debt and financing obligations				$895,172	$893,335
(1) On September 22, 2022, the Company entered into Amendment No. 4 to the Bridge Credit Agreement ("Amendment No. 4"), which replaced the interest rate benchmark from LIBOR to SOFR. The weighted average interest rate on the Term Loan B debt, without consideration of the hedge, was 8.36% for the thirteen weeks ended October 1, 2023.
(2) The Company has finance lease obligations with Banc of America Leasing & Capital, LLC, which are treated as secured borrowing. The Company made a series of draws upon these agreements totaling $4.3 million in fiscal year 2023. These draws bear interest ranging from 3.26% through 7.25% and have varying maturities up through 2028.
(3) The facility bore interest at an annual rate based on LIBOR, or SOFR plus a 0.10% credit spread adjustment after the amendment on September 22, 2022, plus an applicable margin of 1.75% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.75% (ranging from 0.50% to 1.00%). The Company generally utilizes the prime rate for amounts that the Company expects to pay down within 30 days. The interest rate on the facility as of October 1, 2023 would have been 9.25%, under the prime rate. The Company elected to use the LIBOR, prior to the amendment on September 22, 2022 which changed the reference rate to SOFR as described above, for balances that were expected to be carried longer than 30 days. The interest rate on the ABL facility as of October 1, 2023 was 7.17%.
Other Notes Payable and Finance Leases
Amounts outstanding under notes payable consisted of the following:

(in thousands)	As of October 1, 2023	As of January 1, 2023
Note payable – IO notes	$16,879	$21,098
Finance lease obligations	10,734	10,995
Other	200	835
Total notes payable	27,813	32,928
Less: current portion	(8,317)	(12,589)
Long term portion of notes payable	$19,496	$20,339
From time to time, the Company sells notes receivable from IOs to a financial institution. During the thirty-nine weeks ended October 1, 2023, the Company sold $4.1 million of notes receivable from IOs to a financial institution. Due to the structure of these transactions, they did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution as well as the corresponding notes receivable on the Company's books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The Company partially guarantees the outstanding loans, as discussed in further detail within Note 10. "Contingencies." These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon any event of default.
Interest Expense
Interest expense consisted of the following:

(in thousands)	Thirteen weeks ended October 1, 2023	Thirteen weeks ended October 2, 2022	Thirty-nine weeks ended October 1, 2023	Thirty-nine weeks ended October 2, 2022
Company’s term loans, ABL facility, and other long-term debt	$14,582	$10,916	$42,971	$29,320
Amortization of deferred financing fees	633	344	1,084	1,028
IO loans	322	388	879	1,130
Total interest	$15,537	$11,648	$44,934	$31,478
Off-Balance Sheet Arrangements
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $84.4 million as of October 1, 2023. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment gains (losses) totaling $(1.7) million and $1.0 million for the thirteen weeks ended October 1, 2023 and October 2, 2022, respectively, and $(1.9) million and $0.0 million for the thirty-nine weeks ended October 1, 2023 and October 2, 2022, respectively.

IO Guarantees-Off-Balance Sheet
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $0.8 million and $1.5 million as of October 1, 2023 and January 1, 2023, respectively, all of which was recorded by the Company as off balance sheet arrangements. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $49.6 million and $36.0 million as of October 1, 2023 and January 1, 2023, respectively, which are off balance sheet arrangements. As discussed in Note 7. "Long-Term Debt", the Company also sold notes receivable on its books to Bank of America during fiscal years 2019, 2021, and 2022, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America as of October 1, 2023 and January 1, 2023 was $15.3 million and $17.9 million, respectively. Due to the structure of the transactions, the sale did not qualify for sale accounting treatment, and as such the Company records the notes payable obligation owed by the IOs to the financial institution as well as the corresponding note receivable on the Company's Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $2.5 million and $3.4 million as of October 1, 2023 and January 1, 2023, respectively, all of which were included in the Company's Consolidated Balance Sheets. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.

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
We have identified the existing snack food operations as our sole reporting unit. For the qualitative analysis performed, which took place on the first day of the fourth quarter of 2022, we have taken into consideration all the events and circumstances listed in FASB ASC 350, in addition to other entity-specific factors that have taken place. We have determined that there was no significant impact that affected the fair value of the reporting unit through October 1, 2023. Therefore, we have determined that it was not necessary to perform a quantitative goodwill impairment test for the reporting unit.
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
The benefit of tax positions taken or expected to be taken in our income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits." A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling and administrative expenses. As of October 1, 2023 and January 1, 2023, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K. Our exposures to market risk have not changed materially since the filing of our Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective at a level of reasonable assurance as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
(a) The information below is reported in lieu of information that would be reported under Item 5.02 on Form 8-K.
On November [8], 2023, the Company and Howard Friedman, Chief Executive Officer of the Company, entered into an amendment (the “Amendment”) to the offer letter dated September 30, 2022 by and between the Company and Mr. Friedman (the “Offer Letter”). The Amendment adjusted the annual lump sum stipend described in the Offer Letter to $100,000. The foregoing summary of the Amendment is qualified in its entirety by reference to the full text of the Amendment.
(b) None.
(c) During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.
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

3.3
Bylaws of the Company, as Amended and Restated (incorporated by reference on Exhibit 3.3 to Utz Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2023 (File No. 001-38686), filed with the Commission May 11, 2023).

10.1
Eighth Amendment to ABL Facility, dated July 20, 2023 (incorporated by reference to Exhibit 10.1 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686) dated July 20, 2023 and filed with the Commission on July 21, 2023).

10.2*+	Amendment No. 1 to Howard Friedman Offer Letter, dated November 8, 2023.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Indicates a management or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 9, 2023 UTZ BRANDS, INC.
By:      /s/ Ajay Kataria
Name:     Ajay Kataria
Title: Executive Vice President, Chief Financial Officer