Form 10-K
period 2023-12-31
Utz Brands, Inc.
filed 2024-02-29
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes ⌧ No ◻

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicated by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery periods pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the Common Stock held by non-affiliates was $1,103.0 million, as of July 2, 2023.

As of February 27, 2024, 81,406,827 Class A Common Stock, par value $0.0001 per share, and 59,349,000 Class V Common Stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for the registrant’s 2024 annual meeting (the "2024 Proxy Statement"), to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference into the Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.
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
•The benefits of the Company's acquisitions, dispositions and similar transactions;
•The likelihood of the Company completing contemplated acquisitions, dispositions and similar transactions;
•The future performance of, and anticipated financial impact on, the Company;
•Expansion plans and opportunities;
•Cost savings plans and network optimization strategies;
•Transformation of the Company’s supply chain; and
•Other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” "forecast,” "intend,” "expect,” “anticipate,” “believe,” “seek,” "target” or similar expressions.
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
•Our reputation or brand image might be impacted as a result of issues or concerns relating to the quality and safety of our products, ingredients or packaging, processing techniques, and other environmental, social or governance matters, which in turn could negatively impact our operating results.
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
•Labor costs and logistical costs are increasing in the current economic climate, which has adversely affected our business operations and results of operations. These rising costs, as well as any increase in commodity costs, may adversely affect our business operations and results of operations in the future. Our efforts to raise prices may not be successful at offsetting these cost increases and may have other adverse effects.

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
•Pursuant to the TRA, we are required to pay to Continuing Members and/or the exchanging holders of Common Company Units, as applicable, 85% of the tax savings that we realized as a result of increases in tax basis in UBH’s assets as a result of the sale of Common Company Units for the cash consideration in the Business Combination, the purchase and redemption of the common units and preferred units by the Continuing Members and the future exchange of the Common Company Units for shares of Class A Common Stock (or cash) pursuant to the Third Amended and Restated Limited Liability Company Agreement and certain other tax attributes of UBH and tax benefits related to entering into the TRA, making payments under the TRA, and those payments may be substantial.
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

PART I
Item 1. Business
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company,” “we,” “us” or "our” refer to Utz Brands, Inc. and its consolidated subsidiaries. Our core geographies consist of Alabama, Connecticut, Delaware, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Virginia, Vermont, West Virginia, and Washington (our “Core Geographies”), with the rest of the U.S. representing our Expansion geographies (our “Expansion Geographies”).
Overview
We are a leading United States manufacturer of branded salty snacks. We produce a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, pork skins, veggie snacks, pub/party mixes, and other snacks. Our iconic portfolio of authentic, craft, and “better-for-you” (“BFY”) brands, which includes Utz, Zapp’s, On The Border, Golden Flake, and Boulder Canyon, among others, enjoys strong household penetration in the United States, where our products can be found in approximately half of U.S. households as of December 31, 2023. We are the second-largest producer of branded salty snacks in our Core Geographies as of December 31, 2023, based on retail sales and we have historically expanded our geographic/distribution reach and product portfolio organically and through acquisitions. Our company was founded in 1921 in Hanover, Pennsylvania, and benefits from more than 100 years of brand awareness and heritage in the salty snacks industry.
As of December 31, 2023, we operate 14 manufacturing facilities with a broad range of capabilities, and our products are distributed nationally to grocery, mass, club, convenience, drug and other retailers through direct shipments, distributors, and approximately 2,250 DSD routes.
Our business benefits from multiple opportunities to deliver attractive long-term profitable growth. Our value creation strategies are focused on driving productivity to enhance margins, reinvesting in marketing and innovation to accelerate revenue growth and continuing to make strategic acquisitions. We believe we are well-positioned for long-term growth as we (a) gained a significant amount of new buyers during 2020 and have continued to add even more buyers through 2023, (b) have significant opportunity in our Expansion Geographies and under-penetrated channels, (c) continue to execute productivity efforts that will help to fuel incremental marketing and innovation to accelerate growth in sales, (d) continue to make infrastructure improvements to enable us to continue to scale to greater heights, and (e) continue to make strategic acquisitions that deliver strong synergies and that enhance our competitive positioning. We believe each of these growth avenues represents a sizeable opportunity to expand our net sales. In addition, we further anticipate expanding our margins over the long term through supply chain productivity, revenue management, a higher-margin product mix, and higher margins on incremental sales as we leverage our scalable existing platform.
Recent Acquisitions and Dispositions
During fiscal year 2022, the Company focused on increasing manufacturing and streamlining distribution. In April 2022, the Company purchased a brand new, recently completed snack food manufacturing facility in Kings Mountain, North Carolina from Evans Food Group Ltd. d/b/a Benestar Brands and related affiliates. The Company paid the full cash purchase price of $38.4 million at the closing and concurrently with the facility purchase, the Company sold 2.1 million shares of the Company’s Class A Common Stock for $28.0 million, to affiliates of Benestar in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933. During fiscal year 2022, the Company bought out and terminated the contracts of multiple distributors who had previously been providing services to the Company. These transactions were accounted for as contract terminations and asset purchases and resulted in expense of $23.0 million for the fiscal year ended January 1, 2023.
On February 5, 2024, the Company sold certain assets and brands to affiliates of Our Home™, an operating company of BFY brands (“Our Home”). Under the agreement, Our Home agreed to purchase the Good Health® and R.W. Garcia® brands, the Lincolnton, NC, and Lititz, PA manufacturing facilities and certain related assets, and assume the Company’s Las Vegas, NV facility lease and manufacturing operations (the “Our Home Transaction”).
In addition, the Company and Our Home will operate under a Transition Services Agreement for 12 months. The total consideration for the transactions is $182.5 million, subject to customary adjustments. In addition, post-closing, the parties will operate under reciprocal co-manufacturing agreements under which Our Home will co-manufacture certain of the Company's products and the Company will co-manufacture certain Good Health® products. Certain Good Health® products will continue to be distributed and sold on the Company's DSD network for Our Home.

Recent Developments
During 2023, we introduced our long-term growth strategy focusing on various initiatives. Our portfolio strategy is focused on accelerating investments in marketing and innovation to drive top-line growth and achieve share gains in the attractive Salty Snack category. We plan to further penetrate our Expansion Geographies and untapped channels and customers by further expanding our Power Brands in Expansion Geographies, as well as maintaining our share in our Core Geographies. We plan to transform our supply chain into a more cost-efficient and flexible system. As part of our long-term growth strategy, we intend to enhance our independent operator DSD system to further improve execution and generate higher returns and strengthen other organizational capabilities while driving out costs. Additionally, we intend to improve our balance sheet flexibility by accelerating cash generation and maintaining a disciplined capital allocation approach, which will reduce leverage while opportunistically pursuing acquisitions.
Brands
Our business is managed and reported in one operating segment. However, we strategically manage our portfolio of brands by segregating our sole operating segment into Power Brands and Foundation Brands. Power Brands, in aggregate, enjoy a combination of higher growth and margins, greater potential for value-added innovation, and enhanced responsiveness to consumer marketing as compared to Foundation Brands. As a result, we focus our investment spending and brand-building activities on Power Brands while managing Foundation Brands for cash flow generation to support investment in Power Brands and fund other corporate priorities. We assess the designation of brands as Power Brands or Foundation Brands and reclassify brands based on their alignment with the criteria above.
Our Power Brands are comprised of our flagship Utz brand and iconic On The Border® brand; craft brands such as Zapp’s®, Golden Flake® Pork Skins, TORTIYAHS!, and Hawaiian®; BFY brands such as Boulder Canyon®; strong regional snacking brands such as Bachman®, Tim’s Cascade® Snacks, and "Dirty" Potato Chips®; and selected licensed brands such as TGI Fridays®.
Our flagship Utz brand generated retail sales in excess of $850 million in 2023, representing an approximate 9.4% compound annual growth rate ("CAGR") (during 2020 through 2023) and making it one of the 10 largest salty snack brands in the United States by retail sales as of December 31, 2023. Recognized for its iconic logo featuring the “Little Utz Girl” since the 1920s, the Utz brand currently uses the slogan "Family Crafted Flavor Since 1921”. We sell a variety of salty snacks under the Utz brand, including potato chips, pretzels, cheese snacks, pub/party mixes, and others.
Our On The Border brand ("OTB") is a national brand of tortilla chips, salsa and queso. OTB is the #2 unflavored tortilla chip brand as of December 31, 2023. The acquisition of OTB strengthened the national geographic footprint in our Expansion Geographies and enhanced our presence in the Mass and Club retail channels.
Our Boulder Canyon Power Brand anchors our position in the BFY category of salty snacking, which has been a high-growth category in recent years. Boulder Canyon offers a line of premium BFY potato chips, including those made with olive or avocado oils. In the Natural channel as defined by SPINS, LLC, Boulder Canyon is the #2 potato chip brand, growing 27% within the channel in 2023 and its “Canyon Cut” rippled avocado oil-based chip is the #1 selling salty snack item as of December 31, 2023.
Our Power Brands also include a number of our authentic craft brands including Zapp’s, Hawaiian, and Golden Flake pork skins. For example, Zapp’s offers a line of premium kettle-cooked potato chips with bold, authentic flavors steeped in its New Orleans roots, including “Voodoo,” “Hotter ‘N’ Hot Jalapeño,” “Spicy Cajun Crawtators,” and "Cajun Dill Gator-tators,” among others. Hawaiian is a premium kettle chip brand that evokes the feel of the Pacific islands, with exotic flavors like “Sweet Maui Onion,” "Luau BBQ,” "Mango Habanero,” and "Hulapeño.” Our Golden Flake brand, a part of Southern culture since 1923, has a full line of Southern-style pork skins with flavors like “Louisiana Hot Sauce” and "Sweet Heat Barbecue,” which offer great taste and crunch with low carbohydrates.
In fiscal year 2023, our Foundation Brands included strong regional snacking brands, such as Golden Flake® Chips and Cheese, Snyder of Berlin®, and R.W. Garcia®; and BFY brands such as Good Health®, as well as other partner and private label brands. On February 5, 2024, the Company sold the Good Health and R.W. Garcia Brands to Our Home. We have historically utilized the strong regional positions and relevance of our Foundation Brands to drive increased distribution for our Power Brands.

Products
We produce a broad range of salty snack foods, including potato chips, tortilla chips, pretzels, cheese snacks, veggie snacks, pub/party mixes, pork skins, ready-to-eat popcorn, and other snacks which include salsa and dips. Our products are packaged in a variety of different sizes and configurations, ranging from individual packages to shareable bulk containers. We also sell certain third-party branded products through our distribution network.
We believe our ability to produce a wide range of products differentiates us from some of our competitors whose businesses focus on a particular product type because our broad product assortment enables us to gain greater distribution and shelf space with our customers. Our in-house production capabilities across a range of products also enable us to rapidly respond to evolving consumer needs and preferences and to better create new innovative products to delight consumers. We also believe that our diversified product portfolio results in more predictable and stable financial performance as we are not overly exposed to only one salty snack sub-category.
Product Innovation
New product innovation is critical in the salty snacks category because consumers both enjoy long-time favorites and like to experiment with new forms, flavors, textures, and ingredients. In particular, our brands have strong competitive positions across an assortment of popular salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, pub/party mixes, veggie snacks, and pork skins. In particular, Zapp’s Sinfully Seasoned Pretzel Stix is proving to be a very successful innovation. Launched with two flavors in October 2022, Voodoo and Jazzy Honey Mustard, Zapp’s Pretzel Stix has reached $20 million in retail sales and become a top 10 pretzel brand in its first year. Voodoo flavored Zapp's Pretzel Stix was named “Best Pretzel Stix” in Self Magazine’s February 2023 Pantry Awards and “Best Pretzel” in People Magazines July 2023 Food Awards Edition, while Zapp’s Pretzel Stix was named “Best New Products” in 2023 Progressive Grocer Editors Picks. Strong repeat rates on the current line and the launch of two new on-trend flavors, Spicy Cajun and Sweet Cinnamon and Sugar in 2024 support continued strong momentum for Zapp’s Pretzel Stix. The Utz brand delivered flavor innovation on its core potato chips line with a very positive partnership with Mike’s Hot Honey. As a Summer Limited Time Offer (“LTO”), Utz Mike’s Hot Honey potato chip dollar sales performed five times higher than the previously best Utz LTO. Hot Honey is a winning combination of sweet/spicy and a go-to-flavor for potato chip consumers. Due to this success, Utz Mike’s Hot Honey Potato Chips were transitioned to an everyday item. Additionally, Mike’s Hot Honey will appear as a variety in a new line of flavored pretzels February 2024 called Utz Mixed Minis. On The Border Chips and Dip launched two successful LTOs with Sam’s Club including Creamy Salsa Verde and Southwest flavors. To capture incremental placement and purchase of On The Border Café, seasonal packaging was launched during key holidays in Summer, Holiday and in Football/Tailgate. We are taking advantage of consumers desire for convenient variety and multipacks with a portfolio of innovation such as the Utz 40 count Classic Snacks Variety Pack, On The Border 30 count Café Variety Pack club LTO, Hawaiian Island 18 count Variety Pack and the new line-up of 10 count multipacks offered in customer favorites such as Utz Original Ripples, Utz Party Mix and Utz Cheese Balls. In the BFY space, we continue to innovate. Boulder Canyon known for BFY oils, such as avocado oil, launched two successful LTOs under the Boulder Batch line, Spicy Green Chili, to take advantage of the hot & spicy trend that has now proven to be the #1 flavor in salty snacks, and a dill flavored kettle chip in partnership with Grillo’s Pickles, the fastest growing pickle brand.
Given our long-standing customer relationships, broad production capabilities, and scalable distribution platform, we plan to continue expanding our presence in certain salty snack sub-categories that we believe are highly synergistic to our existing business. We intend to continue to expand our presence in key salty snack sub-categories through a combination of line extensions of our existing brands, new brand introductions, licensing partnerships with established brands, and/or acquisitions. We believe our expanded presence across key salty snack sub-categories will enhance our competitive position with customers and allow us to leverage our existing manufacturing and distribution infrastructure.
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

We also utilize our flexible manufacturing and distribution platform to streamline the new product innovation process from idea conception through development and commercialization to market. The strategic location of our primary corporate office adjacent to our largest manufacturing plants facilitates strong coordination between our marketing, sales, research & development, and manufacturing professionals, leveraging the innovation experience of senior management and our in-house innovation leaders. Our broad in-house manufacturing capabilities across different product forms and packaging allow us to develop and commercialize new products quickly, and we have the manufacturing flexibility to handle many types of ingredients, including on-trend BFY oils such as avocado and olive. Our DSD distribution system allows us to efficiently experiment with new products at retail stores driven by the ability to quickly place new items and collect immediate feedback on sell-through trends. Finally, given the importance of in-store presence, we are working with world-class design agency partners to implement new packaging, impactful point-of-sale materials, and retail-ready displays.
Marketing, Advertising, and Consumer Engagement
Our marketing strategy is focused on driving stronger consumer pull for, and building brand equity of, our Power Brands. We conduct marketing efforts through three principal sets of activities: (i) consumer marketing and advertising, including digital and eCommerce, social media, sponsorships, and other consumer promotions; (ii) consumer sales incentives including coupons and rebates; and (iii) trade promotions to support features, displays and other merchandising of our products by our customers. Historically we have relied more heavily on sponsorships, trade promotions, and in-store merchandising for consumer engagement; however, we are making shifts of spending into more consumer awareness and brand-building advertising. In fiscal year 2023, we spent approximately $12.3 million related to consumer marketing and advertising expenses and $29.8 million in cooperative advertising. Consistent with our value creation strategies, we intend to continue to increase our investments in digital and social consumer marketing and advertising focused on our Power Brands as well as continue to allocate our current mix of media spending toward activities with the highest return on investment. We will continue to expand our investments in digital and social media, including as part of our strategy to grow our eCommerce and retailer marketing investments. We believe these marketing strategies will drive long term net sales growth by increasing brand equity, supporting geographic expansion.
Customers
In fiscal year 2023, our top 10 customers, all of which are retailers, represented approximately 40% of our invoiced sales, and one customer provided in excess of 10% of our net invoiced sales in fiscal year 2023. Although orders are processed through purchase orders, as opposed to volume commitments, we have historically benefited from long-term relationships with our key customers, having a sales relationship for more than 20 years on average across our top 15 retail customers.
International
Substantially all of our invoiced sales occurred in the United States in fiscal year 2023, and we are focused on growing our business in the United States. Since substantially all of our business is in the United States, we believe we have more limited exposure to global economic conditions and foreign exchange fluctuations than companies with more substantial international sales and operations.
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
The salty snacking industry is competitive and includes a number of diverse participants. Our identified competitors include PepsiCo (Frito Lay), Campbell’s (Snyder’s-Lance), Kellogg’s (Pringles), General Mills, Grupo Bimbo, Hershey’s, Hain Celestial, and Arca Continental (Wise), among others. Our products also compete with private label or retailer-branded salty snacks. However, private label branded salty snacks represented only approximately 5.1% of US category retail sales for the year ended December 31, 2023, less than its approximately 5.5% share of retail sales since 2018.

Historically, the salty snacks category has benefited from favorable competitive dynamics, including low private label penetration and category leaders who compete primarily via marketing and innovation. Importantly, as of December 31, 2023, we are the #2 brand platform in our Core Geographies, representing over 7% of total salty snacks category retail sales based on Circana data. As of December 31, 2023, in our Core Geographies, we have the #2 position in pork skins and in pretzels with 17% and 15% of sub-category retail sales, respectively. We have the #3 position in potato chips, cheese snacks and tortilla chips with 12%, 7% and 4% of sub-category retail sales, respectively. We believe we have a strong and defensible position in our Core Geographies with a significant opportunity to enhance our national position by expanding sales in Expansion Geographies (where we represent 2.8% of category retail sales). As of December 31, 2023, we are the #3 salty snack brand platform in the US, representing 4.4% of total salty snacks category retail sales.
Notably, in 2023, approximately $2.8 billion of salty snack retail sales were generated by approximately 1,200 smaller competitors, each with retail sales of less than $200 million. We believe this fragmented group of smaller brands provides an attractive opportunity for us to expand our retail sales by either acquiring or displacing smaller regional or product-specific competitors.
Supply Chain
Sourcing. The principal ingredients used to manufacture our products include potatoes, oil, flour, wheat, corn, cheese, spices, and seasonings. Our primary packaging materials include flexible films and rigid containers, such as barrels, lids, cartons, and trays. All of our core ingredients are purchased according to rigorous standards to assure food quality and safety. Our principal ingredients are generally available from multiple suppliers, but became more difficult to source beginning in 2021 and continuing into 2023 due to ongoing supply chain constraints. We do not source any of our top 10 inputs under any single-supplier arrangement. As such, we have been able to make satisfactory alternative arrangements in the event of this interruption of supply from our suppliers. No single category of direct material purchases represented more than 15% of our Cost of Goods Sold in fiscal year 2023. In addition to raw ingredients and packaging, we source energy and liquid fuels for our manufacturing facilities and in-house distribution assets.
We utilize various buying strategies to mitigate the impact of changes in input prices, including fixed-price forward purchases as well as commodity hedging arrangements with third parties (particularly for energy, vegetable oils, wheat, and corn). A number of external factors such as weather, commodity markets, and governmental or agricultural programs can affect the cost of raw materials used in our products. To provide greater visibility and mitigate risks, we typically look to enter into pricing arrangements covering a meaningful portion of our forecasted purchases over the next 3 to 18 months. As of December 31, 2023, we estimate that we have entered into pricing arrangements covering approximately 36% of our budgeted direct material needs in fiscal year 2024.
Manufacturing. As of February 14, 2024, we manufacture our products primarily through 10 company-operated manufacturing facilities across the United States. These include three legacy Utz facilities and seven facilities that were added over the last ten years from acquisition (for more details see Item 2 “Properties” in this Annual Report on Form 10-K for more details). Our facilities have the capacity to produce approximately 500 million pounds of salty snacks annually, after the effect of the Our Home Transaction, based on management’s estimate of available capacity, excluding weekly sanitation, over a seven-day work schedule, providing us with significant available capacity to accommodate increased sales. We believe this available capacity across our manufacturing footprint will enable us to leverage existing fixed costs to generate higher margins on incremental organic sales or acquired brands as well as generate potential future cost savings through consolidating our manufacturing footprint. Our manufacturing facilities are well-maintained, and we have a program to ensure appropriate maintenance capital expenditures are undertaken. We also utilize several co-manufacturers for certain products, with the most significant being our OTB branded tortilla chips as well as branded salsa and queso. In addition, pursuant to the Our Home Transaction, under reciprocal co-manufacturing agreements Our Home will co-manufacture certain of our products and we will co-manufacture certain Good Health® products. During fiscal 2022, we began investing in talent and process improvements, associated with setting up our Integrated Business Management ("IBM") process, which uses supply and demand planning to optimize manufacturing and other supply chain and logistics processes.
Distribution. We offer national distribution of our products through our flexible, hard-to-replicate distribution system that combines DSD, DTW, direct-to-consumer and distributor capabilities. We believe this hybrid system, which we have built and enhanced over nearly a century, offers us flexibility to cost-effectively distribute our products to a wide range of retail locations where salty snacks are sold. Additionally, we believe our distribution system is highly scalable, resulting in the ability to drive higher margins on incremental revenues and enabling us to realize significant cost savings when integrating acquired brands onto our established platform.

We have historically expanded the geographic reach of our distribution network from our Core Geographies, where we benefit from strong brand awareness and heritage, to our Expansion Geographies, where we have expanded both organically and through acquisitions. During the fiscal year ended December 31, 2023, we were able to expand our market share in our Expansion Geographies, led by growth in the grocery channel according to Circana data of U.S. retail sales in the salty snacks category. We plan to continue to expand our distribution and sales of Power Brands in these geographies, supported by our increased brand investments, expansion of our direct-to-customer and DSD distribution capabilities, and potentially through strategic acquisitions.
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
Direct-Store-Delivery: We are one of only four scaled U.S. salty snack providers with extensive DSD capabilities. Within our DSD system, our independent operators (“IOs”) pick up products from our manufacturing facilities, distribution centers, storage facilities, or small bins and distribute and sell these products to retail stores within a geographic territory. Our DSD system provides service to both large and small customers, and it provides us a competitive advantage in expanding distribution, increasing shelf space, executing in-store merchandising activities, and ensuring products are fresh and available wherever consumers shop. Our DSD network included approximately 2,250 routes reaching over 83,000 retail stores in 2023. Our DSD routes are comprised of approximately 2,200 IOs, covering substantially all of our routes as of December 31, 2023. Over the last several years, we have converted from a predominately company-owned route sales professionals ("RSP") model toward the use of IOs. We believe this transition benefits us by creating motivated IOs and a more variable cost structure for our company. (See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of Utz Brands Holdings — Recent Developments and Significant Items Affecting Comparability — Independent Operator Conversions” for more details).
Third Party Distributors: We also use third-party distributors in certain regions where their capabilities enhance the cost effectiveness and reach of our overall distribution system. For third-party distributors, we either ship products directly from our facilities to their distribution centers or allow them to pick up products directly from our facilities. The distributors are then responsible for selling our products to our customers and ensuring optimal retail presence within the stores they serve, utilizing both DTW and DSD capabilities. Our third-party distributors operated an additional approximately 600 DSD-style routes, reaching over 17,000 retail stores.
Direct-to-Consumer: We also distribute our products directly to consumers. Our direct-to-consumer shipments primarily originate from orders received via our company website (www.utzsnacks.com) or select third party retailer sites, including Amazon and Sam’s Club, which extend our reach to virtually every household in America. Our direct-to-consumer shipments are delivered from our central warehouse facility to consumers using FedEx, U.S. Postal Service, or other third-party carriers and is an accelerating part of our business, with the channel having grown significantly since 2019.
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
Human Capital
Each day we demonstrate the family values espoused by our founding family in our workplace culture: inclusivity, well-being and professional growth. These values are celebrated and help to drive our success which relies on our ability to attract, develop and retain key personnel whose skills, experience and industry knowledge benefit our operations and performance. Our Board of Directors (“Company Board”), Company Board committees and management oversee various associate initiatives including compensation and benefits programs, succession planning, leadership development, diversity, equity and inclusion.

We aim to both attract and retain a qualified workforce through an inclusive and accessible recruiting process and online platform, as well as by offering competitive wages, benefits, and training opportunities. We also support and develop our associates through company-wide training and development programs intended to build and strengthen associates’ leadership and professional skills.
Diversity, Equity and Inclusion
We recognize that the diverse perspectives and backgrounds of our associates are vital for our performance, and by embracing it, we ensure that we have a workplace where every associate feels that they are valued and that they can contribute not only to our success, but their success, as well.
To foster a work environment that values all people, Utz partnered with a nationally recognized consulting firm to help develop a comprehensive diversity, equity, and inclusion strategy, which includes various aspects of human capital management, including recruiting, training, and leadership development. Since partnering with a consultant, we have developed a three year strategy that is underway that includes various initiatives, projects and actions that have yielded positive results.
As of our 2022 ESG report published in August 2023, our associate demographics in the U.S. (based on self-reported data from our associates) were:
Health and Safety
We believe that a safe and healthy workplace is essential and that the safety, health and well-being of our associates is one of our most important responsibilities. Our approach to operational health and safety is based on creating a culture of collective learning to build systems that safeguard all of our associates.
Our health and safety approach is the foundation for keeping our associates and workplaces safe and secure, and is aligned with Occupational Safety and Health Association's ("OSHA") 1910 standards and meet all regulatory requirements. We also look to International Organization for Standardization and other respected standards to inform our approach.
The pillars of our health and safety approach are as follows:
•Associate engagement: Leading indicators are used to both encourage and measure regular safety related activities throughout the organization;
•Training: Safety trainings relevant to each work group’s operation are distributed throughout the organization monthly, quarterly and/or annually;

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
•Participation in the Employee Stock Purchase Plan;
•Wellness and disease management programs, health advocacy partner and associates assistance programs;
•Health & Wellness Center – free to all Hanover-based associates and dependents covered under the health plan; and
•401(k) plan with competitive company match and profit sharing.
Employee Headcount
As of December 31, 2023, we employed approximately 3,400 full-time associates and 254 part-time associates.
Over the last several years, we have meaningfully reduced our number of full-time associates and our selling, distribution and administrative expenses through our business transformation initiatives, particularly our DSD shift from RSPs to IOs and the associated restructuring of our sales management and corporate organization structure (see “— Supply Chain — Distribution” and "Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of Utz Brands Holdings — Recent Developments and Significant Items Affecting Comparability —Independent Operator Conversions” for more information). Additionally, we have reduced the number of associates and operating expenses through several network optimization initiatives that reduced our plant footprint by three plants in fiscal year 2023 and consolidated certain of our transportation and warehousing operations. In the first quarter of fiscal year 2024, we further reduced our number of full-time associates and our selling, distribution and administrative expenses through our business transformation initiatives, including the Our Home Transaction.
Sustainability
We recognize the importance of Environmental, Social and Governance ("ESG") issues for all stakeholders. We use leading ESG and sustainability frameworks and guiding principles, such as the Sustainability Accounting Standards Board ("SASB"), the Task Force on Climate-related Financial Disclosures ("TCFD") and the U.N. Sustainable Development Goals ("SDGs"), as well as stakeholder engagement to inform our ESG program. We recognize our responsibility to uphold the Company’s founding values, which for more than 100 years, have centered on working ethically, responsibly, and with integrity to benefit all of our stakeholders. We consistently look for ways to make a positive difference for our associates, customers and in the communities in which we operate. By collaborating with stakeholders, including associates, consumers, business partners, suppliers, stockholders and customers, we are taking the necessary steps to become a more sustainable company. We believe that it is in our stakeholders’ best interests that we place safety-focused, sustainability-minded, and transparent best practices at the heart of our operations. With this stakeholder framework, in 2020 we formed our ESG Committee, composed of subject matter experts from across our operations, including facilities management, packaging innovation, human resources, corporate governance, legal affairs and communications.
We released our 2022 ESG Report in August 2023, which outlines our strategic priorities for ESG matters and the continued growth of our sustainability program. To learn more about our sustainability goals, progress and initiatives, access the ESG Report by clicking “ESG” on our Investor Relations website at www.investors.utzsnacks.com. See “Available Information” below for additional information regarding our website.

Intellectual Property
We own numerous domestic and foreign trademarks and other proprietary rights that are important to our business. These include the U.S. trademark registrations, which protect certain rights in the following brands: Utz, ON THE BORDER, Zapp’s, Golden Flake, Boulder Canyon, Hawaiian, TORTIYAHS!, Tim’s Cascade, Snyder of Berlin, “Dirty”, Kitchen Cooked, Bachman and Jax, among others. Depending upon the jurisdiction, trademarks are valid as long as they are used in the regular course of trade and/or their registrations are properly maintained.
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
We also license certain third-party brand names for use on our products, including the TGI Friday’s, HeluvaGood, Grillo’s Pickles, and Mike's Hot Honey. We use these trademarks in connection with production and distribution of snack products to be sold under the trademarked labels. Under some of the agreements governing our use of such trademarks, we are required to make guaranteed annual royalty payments. Sales under our trademark licensing agreements represent approximately 2.4% of our 2023 invoice sales.
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
Government Regulation and Compliance
We are subject to various laws and regulations in the United States by federal, state and local government authorities. In the United States, the federal agencies governing the manufacture, distribution and advertising of our products include, among others, the Federal Trade Commission (“FTC”); the U.S. Food and Drug Administration (“FDA”); the United States Department of Agriculture (“USDA”); the U.S. Environmental Protection Agency ("EPA"); and the OSHA and similar state and local agencies. Under various statutes, these agencies, among other things, prescribe the requirements and establish the standards for quality and safety and regulate marketing and advertising to consumers.
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
Our gross profit as a percentage of net sales fluctuate as a result of competition and other factors, including product pricing, the availability and cost of commodities, raw materials pricing (including ingredients and packaging), labor costs and other global health impacts, and energy costs. Further, our gross profit margin may be impacted by shifts in the overall mix of products having a higher or lower profit margin. Should the competitive dynamic change in our industry (which could impact our margins through forces including but not limited to requiring us to alter our pricing strategy, offering a greater percentage of lower profit margin products in our overall product mix, or requiring additional promotional activity), the prices we pay for raw materials, energy or other inputs increase dramatically due to interest rate or market condition changes or other reasons, or any of our customer relationships or relationships with our IOs and third-party distributors change materially, then we may not be able to continue to operate at our current margins. We may be able to pass some or all raw material, energy and other input cost increases to customers, IOs and third-party distributors by increasing the selling prices of our products or decreasing the size of our products; however, higher product prices or decreased product sizes may cause us to be less competitive with our peers and result in a reduction in sales volume or consumption, or increased packaging costs. If we are not able to increase our selling prices or reduce product sizes sufficiently, or in a timely manner, to offset increased raw material, packaging, energy or other input costs, including freight, direct labor, overhead and employee benefits, or if our sales volume decreases significantly, there could be a negative impact on our financial condition and results of operations.
Consumers’ loyalty to our brands may change due to factors beyond our control, which could have a material adverse effect on our business and operating results.
Our business currently depends in a large part on repeat purchases by the same consumers, many of whom are based in our Core Geographies where we have acquired strong regional brands and distribution capabilities. We believe this purchasing pattern is indicative of loyalty to our brands. However, these consumers are under no obligation to continue to repeatedly purchase our products and could stop or materially reduce purchasing our products at any time. These consumers could cease purchasing our products for any number of reasons, some of which are beyond our control, including changing consumer trends, increasing household debt, negative publicity regarding our brand, real or perceived quality or health issues with our products, a change in consumers’ perception of BFY brands or other specialty brands, or the availability of premium-branded or lower-priced alternative snack products, or for no reason at all. Loss of consumers’ loyalty to our brands and the resulting decreased sales to consumers could have an adverse effect on our business and operating results.

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

Our reputation or brand image might be impacted as a result of issues or concerns relating to the quality and safety of our products, ingredients or packaging, processing techniques, and other environmental, social or governance matters, which in turn could negatively impact our operating results.
In order to sell our branded products, we need to maintain a good reputation with our stakeholders, including our customers, consumers, IOs, third-party distributors, suppliers, vendors, associates and equity holders, among others. Issues related to the quality and safety of our products, ingredients packaging or processing techniques could jeopardize our image and reputation. Negative publicity related to these types of concerns, or related to product contamination or product tampering, whether valid or not and which may not be in our control, could decrease demand for our products or cause production and delivery disruptions. We may need to recall products if any of our products become unfit for consumption, and we could potentially be subject to litigation or government actions, which could result in payments of fines or damages. In addition, negative publicity related to our environmental, social or governance practices could also impact our reputation with customers, consumers, IOs, third-party distributors, suppliers, vendors, associates and equityholders, among others. Costs associated with these potential actions, as well as the potential impact on our ability to sell our products, could negatively affect our operating results.
If our products become adulterated or are mislabeled, we might need to recall those items, and we may experience product liability claims and damage to our reputation.
We have in the past and we may, in the future, need to recall some of our products, including any products that we produce for other parties under a private label, if they become adulterated or if they are mislabeled due to our fault or error, or the fault or error of any of our suppliers. We may also be liable if the consumption of any of our products cause sickness or injury to consumers. A widespread product recall could result in significant expenses due to the costs of a recall, the destruction of product inventory, losses due to the frustration of our contracts with third parties, and lost sales due to the unavailability of product for a period of time. We could also suffer losses from a significant adverse product liability judgment. A significant product recall or product liability claim could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in the safety or quality of our products, ingredients or packaging and consumer loyalty. We may not be sufficiently indemnified by our suppliers, or successfully recover under any such indemnification rights, in the event sickness or injury to consumers is caused by any of our supplier’s fault or error. In addition, if other companies recall or experience negative publicity related to a product in a category in which we compete, consumers might reduce their overall consumption of products in that category.
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
Our DTW network system relies on a significant number of brokers, wholesalers and logistics companies to deliver our products to approximately 1,300 retailer distribution centers as of the end of our 2023 fiscal year. The ability to maintain a DTW system depends on a number of factors, many of which are outside of our control. Some of these factors include: (i) the level of demand for the brands and products which are available in a particular area surrounding a retailer distribution center; (ii) the ability to price products at levels competitive with those offered by competing producers and at prices that consumers will purchase our products; and (iii) our ability and the ability of third-party logistics companies to deliver products in the quantity and at the time ordered by brokers, wholesalers and retail customers. We may not be able to mitigate the risks related to all or any of these factors in any of our current or prospective geographic areas. To the extent that any of these factors have an adverse effect on our relationships with our brokers, wholesalers or third-party logistics companies, thus limiting maintenance and expansion of the sales market, our revenue and financial results may be adversely impacted.
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
At the end of fiscal year 2023, our DSD network and regional third-party distributor network relied on approximately 2,200 IOs and third-party distributors covering approximately 600 DSD-style routes, in addition to our RSPs for the distribution and sale of our branded products and some private label products. In order to purchase from us an exclusive right to deliver our products to retail customers in a specific territory, IOs and third-party distributors must make a commitment of capital or obtain financing to purchase such rights and other equipment to conduct their business. Certain financing arrangements, through third-party lending institutions, are made available to IOs and require us to repurchase the rights granted to an IO in the event the IO defaults on its loan; we are then required to collect any shortfall from the IO, to the extent possible. The inability of the IOs to make timely payments on their financing arrangements could require us to make payments on such financing arrangements pursuant to any guarantee agreements we have in place with such IOs’ third-party lenders. If we are required to make payments under such guarantees upon default by our IOs of a significant amount under their financing arrangements, the aggregate amount of such payments, could have an adverse effect on our financial results.

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
Many aspects of our business have been, and may continue to be, directly affected by volatile commodity costs and other market inflationary pressures. Our input costs increased significantly in fiscal years 2021 and 2022 but have since stabilized in fiscal year 2023.
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
Shortage of some of these raw materials and other supplies, sustained interruption in their supply or an increase in their costs could adversely affect our business, financial condition or results of operations. Many of our ingredients, raw materials and commodities are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including options and futures. If commodity price changes result in unexpected or significant increases in raw materials and energy costs, we may be unwilling or unable to increase our product prices or unable to effectively hedge against commodity price increases to offset these increased costs without suffering reduced volume, revenue, margins and operating results. In addition, certain of the derivatives used to hedge price risk do not qualify for hedge accounting treatment and, therefore, can result in increased volatility in our net earnings in any given period due to changes in the spot or market prices of the underlying commodities.

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
Pandemics, epidemics or other disease outbreaks could significantly change consumption patterns for our products. These changes could force us to rapidly adapt to those new patterns, and, if we do not, our business could be materially and adversely affected. Additionally, pandemics, epidemics or other disease outbreaks, may depress or otherwise impact demand for our products because quarantines may inhibit consumption or as the result of other factors. Restrictions on public gatherings or interactions may also limit the opportunity for our customers and consumers to purchase our products, especially in certain of our sales channels, such as food service. Any economic downturn caused by any pandemic, epidemic or other disease outbreak may also cause substantial changes in consumer behavior, some of which we may not be able to predict with certainty, including:
•A shift in consumer preference toward private label products and changes in consumer behavior to retail outlets that do not sell any, or a significant portion, of our products, such as hard discounters. See “― Disruptions in the worldwide economy may materially and adversely affect our business, financial condition and results of operations."
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
Labor costs and logistical costs are increasing in the current economic climate, which has adversely affected our business operations and results of operations. These rising costs, as well as any increase in commodity costs may adversely affect our business operations and results of operations in the future. Our efforts to raise prices may not be successful at offsetting these cost increases and may have other adverse effects.
We have experienced operational challenges to our production facilities and logistics networks, shortage of labor and impacts from increases in prices of packaging materials.

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
We are primarily self-insured, up to certain limits, for associate group health claims. We purchase stop-loss insurance, which will reimburse us for individual and aggregate claims in excess of certain annual established limits. We are also primarily self-insured through large deductible insurance plans for automobile, general liability and workers’ compensation. We have utilized a number of different insurance vehicles and programs for these insurable risks and recognize expenses and reserves in accordance with the provisions of each insurance vehicle/program. We believe that our insurance coverage is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, should they occur, could have a material adverse effect on our business, financial condition or results of operations. In addition, the cost of insurance fluctuates based upon our historical trends, market conditions, and availability.
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
•Food and drug laws (including FDA regulations and other applicable regulations);
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
We also must comply with state rules and regulations, including Proposition 65 in California, which requires a specific warning on or relating to any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects or other reproductive harm, unless the level of such substance in the product is below a safe harbor level established by the State of California. Interpretation and application of such rules, including potential differences in application on a state-by-state basis, may give rise to uncertainty as to the appropriate labeling and formulation of our products. In addition, the FDA has adopted labeling guidelines that will affect the labeling of both the front and back of many of our products. We are continually reviewing and revising our labeling activities in advance of new or changed requirements in anticipation of any rules coming into effect and in response to industry litigation trends. The imposition or proposed imposition of additional product labeling or warning requirements may reduce overall consumption of our products, lead to negative publicity (whether based on scientific fact or not) or leave consumers with the perception (whether or not valid) that our products do not meet their health and wellness needs, resulting in adverse effects on our business, financial condition or results of operations.

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
The ingredients that we use in the production of our products (including, among others, fruits, vegetables, nuts and grains) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, water scarcity, temperature extremes, frosts, earthquakes and pestilences. Natural disasters and adverse weather conditions can lower crop yields and reduce crop size and crop quality, which in turn could reduce our supplies of ingredients or increase the prices of ingredients. Such natural disasters and adverse weather conditions can be caused or exacerbated by climate change. If our supplies of ingredients are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply products to our customers and adversely affect our business, financial condition and results of operations.
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
We and our subsidiaries are party to a variety of litigation, claims, legal or regulatory proceedings, inquiries and investigations, including but not limited to matters related to our advertising, marketing or commercial practices; product labels; the difference between the actual capacity of a container and the volume of product contained in such container (which is referred to as “slack fill”), claims and ingredients; our intellectual property rights; environmental, privacy, employment, tax and insurance matters; and matters relating to our compliance with applicable laws and regulations. We evaluate such matters to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses and establish reserves as we deem appropriate. These matters are inherently uncertain and there is no guarantee that we will be successful in defending ourselves in these matters, or that our assessment of the materiality of these matters and the likely outcome or potential losses and established reserves will be consistent with the ultimate outcome of such matters. In the event that management’s assessment of actual or potential claims and proceedings proves inaccurate or litigation, claims, proceedings, inquiries or investigations that are material arise in the future, there may be a material adverse effect on our business, financial condition or results of operations. Responding to litigation, claims, proceedings, inquiries, and investigations, even those that are ultimately non-meritorious, requires us to incur significant expense and devote significant resources, including the time and attention of our management, and may generate adverse publicity that damages our reputation or brand image, resulting in an adverse impact on our business, financial condition or results of operations.
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
In addition, even when acquisitions are completed, integration of acquired entities and business lines can involve significant difficulties, such as failure to achieve financial or operating objectives with respect to an acquisition; strain on our personnel, systems and operational and managerial controls and procedures; the need to modify systems or to add management resources; difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies; amortization of acquired assets (which would reduce future reported earnings); possible adverse short-term effects on cash flows or operating results; diversion of management’s attention from the operations of our business; integrating personnel with diverse backgrounds and organizational cultures; coordinating sales and marketing functions; and failure to retain key personnel of an acquired business. Failure to manage these acquisition growth risks could have an adverse effect on us.
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
Our ability to be successful is also dependent upon the efforts of the Company Board and key personnel to oversee and operate a public company. We cannot assure you that the Company Board and our key personnel will be effective or successful or remain with us. In addition to the other challenges they will face, such individuals may be unfamiliar with certain requirements of operating a public company, which could cause our management to expend time and resources becoming familiar with such requirements.
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
The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities, and the net carrying value of other intangibles represents the fair value of trademarks, customer relationships, route intangibles and other acquired intangibles. Pursuant to U.S. generally accepted accounting principles (“GAAP”), we are required to perform impairment tests on our goodwill and indefinite-lived intangible assets annually, or at any time when events occur, which could impact the value of our reporting unit or our indefinite-lived intangibles. These values depend on a variety of factors, including the success of our business, market conditions, earnings growth and expected cash flows. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital or lower than expected sales and profit growth rates. In addition, if we see the need to consolidate certain brands, we could experience impairment of our trademark intangible assets. There were no adjustments for impairments recorded in fiscal years 2023, 2022 or 2021, apart from an impairment related to our termination of a master distribution right of approximately $2.0 million in fiscal 2022. Significant and unanticipated changes in our business could require additional non-cash charges for impairment in a future period which may significantly affect our financial results in the period of such charge.

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
Instability in financial markets may also impact our ability, or increase the cost, to enter into new credit agreements in the future. Additionally, it may weaken the ability of our customers, suppliers, IOs, third- party distributors, banks, insurance companies and other business partners to perform their obligations in the normal course of business, which could expose us to losses or disrupt the supply of inputs we rely upon to conduct our business. If one or more of our key business partners fail to perform as expected or are contracted for any reason, our business could be negatively impacted.
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
We are subject to increasing focus on ESG issues, including those related to climate change, and any perceived failure by us to meet ESG initiatives may negatively impact our business.
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
In addition, certain of our debt instruments are secured by a portfolio of 15 of our real estate assets, representing a majority of our real estate assets, including manufacturing plants, warehouses, and offices. In the event the secured party exercises its remedies with respect to our real estate assets, we could suffer material and adverse effects on our business, assets and results of operations.
Changes in interest rates may adversely affect our earnings and/or cash flows.
As of December 31, 2023, we had borrowed an aggregate of $851.5 million subject to variable interest rate terms. In the future, we may have additional debt outstanding with exposure to interest rate risk. As a result, we may be adversely impacted by rising interest rates. Also, at December 31, 2023, we held derivative instruments whose market values are subject to changes in the Secured Overnight Financing Rate (“SOFR”) rate. These derivative instruments have resulted, and may continue to result, in volatility in our financial results due to interest rate fluctuations.
The U.K. Financial Conduct Authority, which regulates the London Inter-Bank Offered Rate ("LIBOR"), discontinued certain tenors of LIBOR in 2021 and intend to phased out the remaining tenors of LIBOR in 2023. The transition from LIBOR to other benchmarks has been the subject of private sector and governmental activity. During fiscal year 2022, we amended our credit agreement to change the reference interest rate applicable to revolving loan borrowings in U.S. dollars from LIBOR to a rate based on the adjusted term SOFR rate (as defined in each of our loan agreements).

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
Increases in income tax rates or other changes in income tax laws in the United States or any particular jurisdiction in which we operate can reduce our after-tax income from such jurisdiction and adversely affect our business, financial condition or results of operations. An increase in tax rates would also cause a corresponding increase in the Company’s TRA liability as the Company is obligated to share 85% of the cash tax savings that are attributable to its increased tax basis in the UBH partnership assets per the Business Combination, future exchanges of UBH units for shares of the Company's stock by the Continuing Members, and annual TRA Payments, as well as the tax basis step-up that occurred in connection with the acquisition of Kennedy Endeavors, LLC (“Kennedy”), the DSD snacks business of Conagra Brands, Inc. (the “Kennedy Acquisition”). Existing tax laws in the United States have been and could in the future be subject to significant change. For example, in December 2017, the Tax Cuts and Jobs Act (the “TCJ Act”), was signed into law in the United States. While our accounting for the recorded impact of the TCJ Act is deemed to be complete, these amounts are based on prevailing regulations and currently available information, and additional guidance issued by the Internal Revenue Service (“IRS”), may continue to impact our recorded amounts in future periods. Additional changes in the United States tax regime, including changes in how existing tax laws are interpreted or enforced, can adversely affect our business, financial condition or results of operations.
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
We had 81,187,977 shares of Class A Common Stock outstanding as of December 31, 2023, many of which may be freely resold by the holder of such shares or which have been registered by us for resale on a registration statement.
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

The price of our Class A Common Stock can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our Class A Common Stock is not listed on, or becomes delisted from, the New York Stock Exchange (“NYSE”) for any reason, and is quoted on an over-the-counter market, the liquidity and price of such securities may be more limited than if we were quoted or listed on NYSE or another national securities exchange. You may be unable to sell your Class A Common Stock unless a market is sustained. Furthermore, the exercise of up to 7,200,000 warrants that were initially issued to Collier Creek partners LLC, the sponsor of CCH (the “Sponsor”) simultaneously with the closing of its initially public offering (the “Private Placement Warrants”), will increase the number of issued and outstanding shares and may reduce the market price of our Class A Common Stock.
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
At the closing of the Business Combination, the Continuing Members sold Common Company Units for the cash consideration in the Business Combination and may in the future exchange their Common Company Units, together with the surrender and cancellation of an equal number of shares of Class V Common Stock, for shares of our Class A Common Stock (or cash) pursuant to the Third Amended and Restated Limited Liability Company Agreement, subject to certain conditions and transfer restrictions as set forth therein and in the Investor Rights Agreement dated August 28, 2020 (the “Investor Rights Agreement”), entered into between the Company, the Sponsor, the Founder Holders, Collier Creek's independent directors (together with the Sponsor and the Founder Holders, the “Sponsor Parties”) and the representative of the Sponsor (the “Sponsor Representative”) in connection with the Closing of the Business Combination. In addition, we purchased common units and preferred units in the Continuing Members from third-party members, and the Continuing Members redeemed such units from us. These sales, purchases, redemptions and exchanges resulted in increases in our allocable share of the tax basis of the tangible and intangible assets of UBH. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future had such sales and exchanges never occurred.
In connection with the Business Combination, we entered into the TRA, which generally provides for the payment of 85% of certain tax benefits, if any, that we realize (or in certain cases is deemed to realize) as a result of these increases in tax basis and certain other tax attributes of UBH and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. These payments are our obligations and not of UBH. The actual increase in our allocable share of UBH’s tax basis in its assets, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the recognition of our income. While many of the factors that will determine the amount of payments that we will make under the TRA are outside of our control, we expect that the payments it will make under the TRA will be substantial and could have a material adverse effect on our financial condition. Any payments made by us under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA, as further described below. Furthermore, our future obligation to make payments under the TRA could make it a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the TRA.
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
This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, stockholders, agents or other associates, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Certificate of Incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and the Company Board.

Certain of our significant stockholders and Utz Brands Holdings members whose interests may differ from those of our other stockholders will have the ability to significantly influence our business and management.
Pursuant to the Investor Rights Agreement that we entered into with the Sponsor (as amended, the “Investor Rights Agreement”), certain founder members of the Sponsor and their family members (the “Founder Holders”), the Sponsor Representative, the Continuing Members and the independent directors of CCH at the closing of the Business Combination in connection with the Business Combination, we agreed to nominate five designees by each of the Sponsor and the Continuing Members, respectively, to serve on the Company Board for so long as each of them and their respective affiliates and specified family members beneficially own certain specified percentages of certain economic interests in us and UBH held as of the closing of the Business Combination, without duplication. Further, under the Investor Rights Agreement, since the Company Board increased the number of directors above ten, so long as the Founders Holders or Continuing Members own at least 75% of the economic interest in us that were held by such party immediately following the Business Combination (a “Qualified Party”), at least one representative of such Qualified Party serving on the Company Board must approve each action of the Company Board. Accordingly, the Continuing Members and the successors to the Sponsor will be able to significantly influence the approval of actions requiring Company Board approval through their voting power. Such stockholders will retain significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, the Continuing Members and the successors to the Sponsor could influence whether acquisitions, dispositions and other change of control transactions are approved. Additionally, for so long as the Continuing Members hold at least 50% of the economic interests held in us and UBH as of Closing (without duplication) they will have consent rights over certain material transactions with respect to us and our subsidiaries, including UBH.
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
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Class A Common Stock or other reasons may in the future cause it to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the Company Board's attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

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
Item 1B. Unresolved Staff Comments
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2023 fiscal year and that remain unresolved.

Item 1C. Cybersecurity
Cybersecurity Risk Management
We maintain a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical information technology systems and information.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, incident reporting channels and governance processes as those used in our enterprise risk management. We designed and continue to assess our cybersecurity program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”), which we use as a guide to help us identify, prioritize and manage the cybersecurity risks that could materially affect our business, financial condition or results of operations.
Our cybersecurity risk management program includes a Security Incident Response Plan (“SIRP”). Our SIRP provides the Company with the capability of planning, identifying, containing, and tracking cybersecurity incidents experienced by us or our third party service providers. Our SIRP was established to reduce or minimize the impact of cybersecurity incidents on our networks, IT systems, users or business processes. The execution of our SIRP is led by the Chief Information Officer (“CIO”) in conjunction with our Security Incident Response Team, comprised of network, system administrators and cybersecurity experts, who, in the event of incident, together perform a damage assessment, deliver impact notifications and implement containment procedures depending upon the incident. In addition, we also engage third parties on an as needed basis to assess our cybersecurity practices and procedures.
Our cybersecurity risk management program also includes:
•a multi-layered approach to cybersecurity in order to protect our assets;
•identification of key risk areas through internal reviews and researching trends;
•continuous mitigation in the areas of human behavior, data breaches, remote work, third party vendors, removable media and emerging threats;
•performance of multiple assessments both internal and external;
•quarterly mandatory security training for employees as well as monthly phishing tests; and
•multi-factor authentication.
For the fiscal year ended December 31, 2023, we did not experience any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.
Cybersecurity Governance
We are committed to protecting our information technology (“IT”) assets and data. This commitment includes the protection of IT assets relevant to our operations, employees, customers and suppliers’ data, intellectual property and our products, among others.
Our Company Board plays a role in overseeing risks associated with cybersecurity threats. The Audit Committee of the Board has been provided specific responsibility for overseeing the Company’s risk management of cybersecurity. The Audit Committee has appointed a member of the Audit Committee to receive certified cybersecurity training so he can provide specialized guidance to the Board and Company.
Periodically throughout the year, the CIO briefs the Audit Committee and Board on cybersecurity activities and long-term cybersecurity strategies, as well as general cybersecurity trends that could have a material impact on the Company. At any time, the Company Board members may raise concerns regarding the Company’s cybersecurity posture and recommend future changes to controls or procedures.
Our Audit Committee is also responsible for the oversight of risks from cybersecurity threats. Our CIO, Chief Financial Officer, and Security Incident Response Team provide regular updates to the Audit Committee of the Company Board on cybersecurity risks. Through these updates, the Audit Committee receives information on the status of key cybersecurity activities such as email phishing, event logging and data encryption, among others. Information regarding relevant cybersecurity training is provided as well.

Our CIO leads our management team in assessing and managing our response to cybersecurity threats and incidents. Our CIO has a Bachelor of Technology degree in Computer Science with over 30 years of experience in IT, with over five years managing IT Infrastructure and Security. The primary responsibility of the management team with respect to cybersecurity risk is managing our overall cybersecurity risk management program and supervising both our internal cybersecurity personnel and our retained external cybersecurity consultants, and working with all divisional, manufacturing, and functional teams on cybersecurity issues. The management team’s efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents are enhanced by monthly and quarterly briefings from internal security personnel, by receipt of threat intelligence and other information obtained from governmental, public or private sources, including external consultants, periodic assessments against the NIST CSF and through alerts and reports produced by security tools deployed in our IT environment. In the event a cybersecurity incident rise to the level of a corporate crisis, the management team along with the Security Incident Response Team would engage the Company Board.
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
At February 14, 2024, we operated 10 principal manufacturing sites located in Algona, Washington; Goodyear, Arizona; Fitchburg, Massachusetts; Wilkes-Barre, Pennsylvania; Hanover, Pennsylvania; Berlin, Pennsylvania; Grand Rapids, Michigan; and Kings Mountain, North Carolina.
At February 14, 2024, we also operated 24 owned warehousing and distribution centers across the United States. These facilities supplement the warehousing and distribution capabilities co-located at our manufacturing facilities to ensure cost efficient delivery and timely access to products by our customers and DSD distributors. In total, we own approximately 38 properties in the United States that include manufacturing locations, warehouses, and office locations.
At February 14, 2024, we leased approximately 180 properties in the United States, which include warehouse locations, offices and small storage bins. We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs. Though we believe that our facilities are sufficient to meet our current needs, we believe that suitable additional space will be available as and when needed to maintain and support our ongoing business needs.
Item 3. Legal Proceedings
From time to time we are named as a defendant in legal actions arising from our normal business activities. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that we are party to any currently pending material legal proceeding.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock is traded on NYSE under the symbol “UTZ”. As of February 27, 2023, the closing price for our Class A Common Stock was $18.48.
Market price information regarding our Class V Common Stock and Common Company Units is not provided because there is no public market for our Class V Common Stock or our Common Company Units. Subject to certain timing restrictions, a Common Company Unit can be exchanged, together with the forfeiture of a share of Class V Common Stock, for a share of Class A Common Stock.

Holders
As of February 14, 2024, there were 29 holders of record of our Class A Common Stock and two holders of record of our Class V Common Stock. The number of record holders does not include beneficial owners of our securities whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
Dividends
Our Company Board has adopted a dividend policy, pursuant to which we will make quarterly dividends on the Class A Common Stock, to the extent our Company Board determines that we have available cash, available borrowings and other funds legally available therefor, taking into account the retention of any amounts necessary to satisfy our obligations that will not be reimbursed by UBH, taxes and obligations under the TRA, and any restrictions contained in any applicable bank financing agreement by which we or our subsidiaries are bound. We declared $18.5 million, $17.6 million and $15.7 million in cash dividends on our Class A Common Stock in fiscal years 2023, 2022 and 2021, respectively. The annual dividend rate on our Common Stock in fiscal years 2023, 2022 and 2021 was $0.228 per share, $0.219 per share and $0.204 per share, respectively.
Notwithstanding the foregoing, we will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. We are a holding company without any direct operations and have no significant assets other than our ownership interest in UBH. Accordingly, our ability to pay dividends depends upon the financial condition, liquidity and results of operations of, and our receipt of dividends, loans or other funds from, our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to make funds available to us. In addition, there are various statutory, regulatory and contractual limitations and business considerations which impact the extent, if any, to which our subsidiaries may pay dividends, make loans or otherwise provide funds to us. For example, the ability of our subsidiaries to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by the terms of the agreements governing our outstanding indebtedness. The declaration and payment of dividends is also at the discretion of our Company Board and depends on various factors including our results of operations, financial condition, cash requirements, prospects and other factors deemed relevant by our Company Board.
In addition, under Delaware law, our Company Board may declare dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then-current and/or immediately preceding fiscal year.

Performance
The following graph compares the total shareholder return from December 31, 2018 through December 31, 2023, of (i) our Class A Common Stock, (ii) the Standard and Poor's 500 Stock Index (“S&P 500 Index”) and (iii) the Standard and Poor’s ("S&P") 1500 Packaged Foods & Meats Index. The stock performance graph and table assume an initial investment of $100 on December 31, 2018, and that all dividends of the S&P 500 Index and S&P 1500 Packaged Food & Meats Index, were reinvested. The performance graph and table are not intended to be indicative of future performance. The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Comparison of Cumulative Return*
$250.00
$200.00
$150.00
$100.00
$50.00
12/31/18
12/29/19
08/28/20
01/03/21
07/04/21
01/02/22
07/03/22
01/01/23
07/02/23
12/31/23
Utz Brands, Inc
S&P 500 Index
S&P 1500 Packaged Foods & Meats Index

*Assumes $100 was invested on December 31, 2018, trading on the NYSE under the ticker symbol CCH. Prior to our domestication to a Delaware corporation in connection with the Business Combination on August 28, 2020, these shares were referred to as Class A Ordinary Shares. Subsequent to the Business Combination, our Class A Common Stock was traded under the ticker symbol UTZ on the NYSE.
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
Our fiscal year end is the Sunday closest to December 31. Our fiscal year 2021 ended January 2, 2022 and was a fifty-two-week fiscal year, our fiscal year 2022 ended January 1, 2023 and was a fifty-two-week fiscal year, and our fiscal year 2023 ended December 31, 2023 and was a fifty-two-week fiscal year. Our fiscal quarters are comprised of thirteen weeks each, except for fifty-three-week fiscal periods for which the fourth quarter is comprised of fourteen weeks, and end on the thirteenth Sunday of each quarter (fourteenth Sunday of the fourth quarter, when applicable).
Overview
Our Company was founded in 1921 in Hanover, Pennsylvania and benefits from over 100 years of brand awareness and heritage in the salty snack industry. We are a leading United States manufacturer of branded salty snacks, producing a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, veggie snacks, pork skins, pub/party mixes, and other snacks. Our iconic portfolio of authentic, craft, and BFY brands, includes Utz®, ON THE BORDER®, Zapp’s®, Golden Flake®, Boulder Canyon®, Hawaiian® Brand, and TORTIYAHS!®, among others, and enjoys strong household penetration in the United States, where our products can be found in approximately 49% of U.S. households as of December 31, 2023. As of December 31, 2023, we operate 14 manufacturing facilities across the United States with a broad range of capabilities. As of December 31, 2023, our products are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors, and approximately 2,250 direct-store-delivery (“DSD”) routes. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2023 retail sales, we are the second-largest producer of branded salty snacks in our core geographies where we have acquired strong regional brands and distribution capabilities in recent years.
Key Developments and Trends
Our management team monitors a number of developments and trends that could impact our revenue and profitability objectives.
Long-Term Demographics, Consumer Trends, and Demand – We participate in the attractive and growing $38 billion U.S. salty snacks category, within the broader approximately $129 billion market for U.S. snack foods as of December 31, 2023. The salty snacks category has grown retail sales at an approximate 10.1% compound annual growth rate ("CAGR") during 2019 through 2023 with a major spike in 2020 driven by consumption following the outbreak of the novel coronavirus ("COVID-19") and again from 2022 through 2023 driven by inflation. In the last few years snacking occasions have been on the rise as consumers increasingly seek out convenient, delicious snacks for both on-the-go and at-home lifestyles. A 2023 study from Circana cites that 54% of consumers eat snacks to add excitement to their daily diet, up two points versus two years ago and that 49% of consumers snack three or more times per day, up four points versus two years ago. Additionally, the salty snacks category has historically benefited from favorable competitive dynamics, including low private label penetration and category leaders competing primarily through marketing and innovation. We expect these consumer trends to continue to drive consistent retail sales growth for salty snacks for the foreseeable future.
For the year ended December 31, 2023, U.S. retail sales for salty snacks based on Circana data increased by 8.7% versus the comparable prior year period while our retail sales increased 6.3%. The 2 year CAGR during 2022 and 2023 was 12.2% for U.S. retail sales of salty snacks, during which time our retail sales increased by 11.3%.
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

Operating Costs – Our operating costs include raw materials, labor, manufacturing overhead, selling, distribution, and administrative expenses. We manage these expenses through annual cost saving and productivity initiatives, sourcing and hedging programs, pricing actions, refinancing and tax optimization. Additionally, we maintain ongoing efforts led by our transformation office, to expand our profitability, including implementing significant reductions to our operating cost structure in both supply chain and overhead costs.
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
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“Inflation Reduction Act”), which, among other things, implemented a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The Company continues to evaluate the impact of the Inflation Reduction Act; however, we believe it is unlikely to have a material effect on our consolidated financial position, results of operations, and cash flow.
Financing Costs and Exposure to Interest Rate Changes – As of December 31, 2023, we had $851.5 million in variable rate indebtedness, down from $867.4 million as of January 1, 2023. As of December 31, 2023, our variable rate indebtedness was benchmarked to the Term SOFR Screen Rate (‘SOFR”). As of December 31, 2023, we have entered into interest rate hedges covering $584.6 million of debt, of which, $500.0 million is covered through September 30, 2026 and a hedge that covers the outstanding principal balance of the loan by City National Bank which is secured by a majority of the real estate assets of the our subsidiaries (the “Real Estate Term Loan”) (Refer to Note 8. “Long-Term Debt.”) to our audited consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K (our “Audited Financial Statements”)) through September 2032. Our interest rate hedge strategy has limited some of our exposure to changes in interest rates. We regularly evaluate our variable and fixed-rate debt. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the fiscal year ended December 31, 2023 was 6.3%, up from 4.7% during the fiscal year ended January 1, 2023. We have used interest rate swaps to help manage some of our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 8. "Long-Term Debt" and Note 9. "Derivative Financial Instruments and Purchase Commitments" to our Audited Financial Statements for additional information on debt, derivative and purchase commitment activity. The Company has experienced the effect of increased interest rates on the portion of its debt that is not hedged and continued rising interest rates could negatively impact our net income.
Recent Developments and Significant Items Affecting Comparability
Acquisitions and Dispositions
During fiscal year 2022, the Company focused on increasing manufacturing and streamlining distribution. In April 2022, the Company purchased a brand new, recently completed snack food manufacturing facility in Kings Mountain, North Carolina from Evans Food Group Ltd. d/b/a Benestar Brands and related affiliates. The Company paid the full cash purchase price of $38.4 million at the closing and concurrently with the facility purchase, the Company sold 2.1 million shares of the Company’s Class A Common Stock for $28.0 million, to affiliates of Benestar in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933. During fiscal year 2023 and 2022, the Company bought out and terminated the contracts of multiple distributors who had previously been providing services to the Company. These transactions were accounted for as contract terminations and asset purchases and resulted in expense of $1.5 million and $23.0 million for the fiscal years ended December 31, 2023 and January 1, 2023, respectively.

Commodity Trends
We regularly monitor worldwide supply and commodity costs so that we can cost-effectively secure ingredients, packaging and fuel required for production. A number of external factors such as weather, which may be impacted in unanticipated ways due to climate change, commodity market conditions, and the effects of governmental, agricultural or other programs, may affect the cost and availability of raw materials and agricultural materials used in our products. We address commodity costs primarily through the use of buying-forward, which locks in pricing for key materials between three and 18 months in advance. Other methods include hedging, net pricing adjustments to cover longer term cost inflation, and manufacturing and overhead cost control. Our hedging techniques, such as forward contracts, limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. We experienced an increase in pricing in certain commodity trends that continued to rise throughout fiscal year 2022 and have since stabilized during fiscal year 2023. Commodity cost increases in commodity trends may adversely impact our net income. Additionally, the Company has experienced rising costs related to fuel and freight rates as well as rising labor costs which have negatively impacted profitability. Transportation costs have been on the rise since early in 2021 and may continue to rise which may also adversely impact net income. The Company looks to offset rising costs through increasing manufacturing and distribution efficiencies as well as through price increases to our customers, although it is unclear whether historic customer sales levels will be maintained at these higher prices. Due to competitive market conditions, planned trade or promotional incentives, or other factors, our pricing actions may also lag commodity cost changes.
While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. Market factors including supply and demand may result in higher costs of sourcing those materials.
Independent Operator Conversions
Our DSD distribution is executed via company-owned routes operated by RSPs, and third-party routes managed by IOs. We have used the IO and RSP models for more than a decade. In fiscal year 2017, we embarked on a multi-year strategy to convert all company-owned RSP routes to the IO model. As of December 31, 2023, substantially all of our DSD routes are managed by IOs. As of January 1, 2023, the mix between IOs and RSPs was approximately 93% and 7%, respectively. The conversion process involves selling distribution rights to a defined route to an IO. As we converted a large number of routes in a year, there is a meaningful decrease in the selling, distribution and administrative costs that we previously incurred on RSPs and a corresponding increase in discounts paid to IOs to cover their costs to distribute our product. The net impact is a reduction in selling expenses and a decrease in net sales and gross profit. Conversions also impact our consolidated balance sheet resulting in cash proceeds to us as a result of selling the route to an IO, or by creating notes receivable related to the sale of the routes.
Controls and Procedures
Prior to the consummation of the Business Combination, we were not required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act and were therefore not required in connection with periods ended prior to the consummation of the Business Combination to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Since the consummation of the Business Combination, we are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which require our management to certify financial and other information in our quarterly and annual reports. We were required to provide an annual management report on the effectiveness of our internal control over financial reporting beginning with our annual report for the fiscal year ended January 3, 2021. Beginning with the fiscal year ended January 2, 2022, our independent registered public accounting firm was required to assess and attest to the effectiveness of our internal control over financial reporting.
Results of Operations
Overview
The following tables present selected financial data for the fiscal year ended December 31, 2023 and fiscal year ended January 1, 2023.
We have prepared our discussion of the results of operations by comparing the results for the fiscal year ended December 31, 2023 to the results of operations for the fiscal year ended January 1, 2023. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, for discussion of the results of operations for the fiscal year ended January 1, 2023, compared to the fiscal year ended January 2, 2022, which is incorporated by reference herein.

	For the Fiscal Year Ended December 31, 2023	For the Fiscal Year Ended January 1, 2023
Net sales	$1,438,237	$1,408,401
Cost of goods sold	981,751	959,344
Gross profit	456,486	449,057

Selling, distribution and administrative expenses
Selling and distribution	273,923	294,061
Administrative	159,196	150,343
Total selling, distribution, and administrative expenses	433,119	444,404

(Loss) gain on sale of assets, net	(7,350)	691

Income from operations	16,017	5,344

Other (expense) income
Interest expense	(60,590)	(44,424)
Other income	3,066	400
Gain on remeasurement of warrant liability	2,232	720
Other expense, net	(55,292)	(43,304)

Loss before income taxes	(39,275)	(37,960)
Income tax expense (benefit)	757	(23,919)
Net loss	(40,032)	(14,041)

Net loss attributable to noncontrolling interest	15,095	13,649
Net loss attributable to controlling interest	$(24,937)	$(392)
Fiscal Year Ended December 31, 2023 versus Fiscal Year Ended January 1, 2023
Net sales
Net sales were $1,438.2 million for the fiscal year ended December 31, 2023 and $1,408.4 million for the fiscal year ended January 1, 2023. Net sales for the fiscal year ended December 31, 2023 increased $29.8 million or 2.1% over the fiscal year 2022. The increase in net sales for the fiscal year ended December 31, 2023 was primarily related to the flow-through of pricing actions that were taken in 2022 in response to inflationary pressures which accounted for a 4.6% increase in net sales, partially offset by a volume/mix decline of 1.8% due to SKU rationalization as well as 0.7% decline in net sales related to continued IO conversions.
IO discounts increased from $156.8 million for the fiscal year ended January 1, 2023 to $179.3 million for the corresponding fiscal year ended December 31, 2023. Excluding the impacts of increased IO discounts related to IO conversions, organic net sales increased 2.8% for the fiscal year ended December 31, 2023 versus the fiscal year ended January 1, 2023.

Net sales are evaluated based on classification as Power and Foundation brands. Our Power Brands are comprised of our iconic heritage Utz brand and iconic On The Border® brand; craft brands such as Zapp’s®, Golden Flake® Pork Skins, TORTIYAHS!, and Hawaiian®; BFY brands such as Boulder Canyon®; strong regional snacking brands such as Bachman®, Tim’s Cascade® Snacks, and "Dirty" Potato Chips®; and selected licensed brands such as TGI Fridays®. Our Foundation Brands include strong regional snacking brands, such as Golden Flake® Chips and Cheese, Snyder of Berlin®, and R.W. Garcia®; and BFY brands such as Good Health®, as well as other partner and private label brands. On February 5, 2024, the Company sold the Good Health and R.W. Garcia brands the to affiliates of Our Home™.
For the fiscal year ended December 31, 2023, Power brand invoiced sales increased by approximately 8.6%, while Foundation brand invoiced sales decreased approximately 5.4% from fiscal year 2022. The increase in Power brand invoiced sales was due primarily to favorable pricing actions and increased volumes, partially offset by the impact of continued IO conversions. Foundation brand invoiced sales decrease was primarily driven by volume decline and the impact of continued IO conversion, offset by certain pricing initiatives. The Company's volume for the fiscal year ended December 31, 2023 was impacted by significant SKU rationalization focused on a reduction in private label, co-manufactured and partner branded products, which fall in Foundation Brands, as well as by weight outs and changes to price pack architecture.
Cost of goods sold and Gross profit
Gross profit was $456.5 million for the fiscal year ended December 31, 2023 and $449.1 million for the fiscal year ended January 1, 2023. Gross profit for the fiscal year ended December 31, 2023 increased $7.4 million or 1.7% over the comparable period in fiscal year 2022. The increase in gross profit for the fiscal year ended December 31, 2023 was driven by productivity and pricing initiatives which were put in place to help reduce the impact of inflation on commodity costs, and wages which hindered gross profit, partially offset by volume decline. During the fiscal year ended January 1, 2023, gross profit was benefited by $6.0 million recorded as a reduction of cost of goods sold related to proceeds received from a settlement of business interruption insurance, which reimbursed certain expenses as we shifted production to other facilities, including co-manufacturers, due to a natural disaster that affected one of our smaller manufacturing facilities.
Our gross profit margin was 31.7% for the fiscal year ended December 31, 2023 versus 31.9% for the fiscal year ended January 1, 2023. The decline in gross profit margin was primarily driven by commodity and wage inflation, transitory higher inbound freight costs, offset by the impact of productivity initiatives. Additionally, IO discounts increased to $179.3 million for the fiscal year ended December 31, 2023 from $156.8 million for the fiscal year ended January 1, 2023. IO conversions contributed to a gross profit decline of $9.2 million, or a gross profit margin impact of 0.7%, and the remaining IO discount growth was driven by pricing actions.
Selling, distribution and administrative expenses
Selling, distribution and administrative expenses were $433.1 million for the fiscal year ended December 31, 2023 and $444.4 million for the fiscal year ended January 1, 2023, a decrease of $11.3 million or 2.5%. The decrease was primarily attributable to lower acquisition and integration costs due to $23.0 million in the prior year period related to the buyout of multiple distributors and reductions of selling costs related to the continued conversion out of Company owned RSP to IO routes, offset by impairments of $12.6 million primarily related to the closing of the Company's manufacturing facility in Birmingham, Alabama and $4.7 million related to a contract termination with a co-manufacturer which both occurred in the current year period, and rising labor and higher stock-based compensation costs.
(Loss) Gain on sale of assets
(Loss) gain on sale of assets was $(7.4) million for the fiscal year ended December 31, 2023 and $0.7 million for the fiscal year ended January 1, 2023. The Company has continued to convert company-owned routes to IO routes during the fiscal year ended December 31, 2023, which was substantially complete as of December 31, 2023, offsetting the sales price by the respective route intangible asset. The loss during the fiscal year ended December 31, 2023 was primarily related to the sale of the Company's manufacturing facility in Bluffton, Indiana which generated a loss of $13.4 million, partially offset by gain on sale of land for $4.0 million and the sale of IO routes and other fixed assets.
Other expense, net
Other expense, net was $55.3 million for the fiscal year ended December 31, 2023 and $43.3 million for the fiscal year ended January 1, 2023. The increase in expense was driven by interest expense of $60.6 million for the fiscal year ended December 31, 2023 compared to $44.4 million for the fiscal year ended January 1, 2023. The increase in interest expense is primarily attributable to higher interest rates, which impacted the portion of debt that the Company has not hedged.

Income taxes
Income taxes were an expense of $0.8 million for the fiscal year ended December 31, 2023 and a benefit of $23.9 million for the fiscal year ended January 1, 2023. The income tax benefit recognized for the fiscal year ended January 1, 2023 is largely driven by the removal of a portion of a valuation allowance, which partially offsets a deferred tax asset, which resulted in a $17.2 million income tax benefit. Please see Note 15. "Income Taxes" of our Audited Financial Statements for addition information.
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
EBITDA and Adjusted EBITDA
We define EBITDA as Net Income before Interest, Income Taxes, and Depreciation and Amortization.
We define Adjusted EBITDA as EBITDA further adjusted to exclude certain non-cash items, such as accruals for long-term incentive programs; hedging and purchase commitments adjustments; remeasurement of warrant liabilities and asset impairments; acquisition and integration costs; business transformation initiatives; and financing-related costs.
Adjusted EBITDA is one of the key performance indicators we use in evaluating our operating performance and in making financial, operating, and planning decisions. We believe EBITDA and Adjusted EBITDA are useful to investors in the evaluation of Utz’s operating performance compared to other companies in the salty snack industry, as similar measures are commonly used by companies in this industry, however we caution that other companies may use different definitions from us and such figures may not be directly comparable to our figures. We also report Adjusted EBITDA as a percentage of net sales as an additional measure for investors to evaluate our Adjusted EBITDA margins on net sales.

The following table provides a reconciliation from Net Income (Loss) to EBITDA and Adjusted EBITDA for the fiscal year ended December 31, 2023 and the fiscal year ended January 1, 2023:

(dollars in millions)	For the Fiscal Year Ended December 31, 2023	For the Fiscal Year Ended January 1, 2023
Net loss	$(40.0)	$(14.0)
Plus non-GAAP adjustments:
Income Tax Expense (Benefit)	0.8	(23.9)
Depreciation and Amortization	79.5	86.8
Interest Expense, Net	60.6	44.4
Interest Income (IO loans)(1)	(2.0)	(1.6)
EBITDA	98.9	91.7
Certain Non-Cash Adjustments(2)	50.7	11.3
Acquisition and Integration(3)	8.6	45.8
Business Transformation Initiatives(4)	31.0	22.1
Financing-Related Costs(5)	0.2	0.3
Gain on remeasurement of warrant liability(6)	(2.2)	(0.7)
Adjusted EBITDA	187.2	170.5
Adjusted EBITDA as a % of Net Sales	13.0%	12.1%
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
(2)Certain Non-Cash Adjustments are comprised primarily of the following:
Incentive programs – The Company incurred $15.5 million and $8.8 million of share-based compensation that was awarded to associates and directors for the fiscal year ended December 31, 2023 and the fiscal year ended January 1, 2023, respectively.
Asset Impairments and Write-Offs — For the fiscal year ended December 31, 2023, the Company recorded an adjustment for a non-cash loss on sale of $13.7 million related to fixed assets for the sale of the Bluffton, Indiana plant, along with $4.7 million related to the termination of the contract that was settled with the sale, and impairments of $12.6 million related to the closure of the Company's manufacturing facility in Birmingham, Alabama and Gramercy, Louisiana. For the fiscal year ended January 1, 2023, the Company recorded an adjustment for an impairment of $2.0 million related to the termination of distribution agreements.
Purchase Commitments and Other Adjustments – We have purchase commitments for specific quantities at fixed prices for certain of our products’ key ingredients. To facilitate comparisons of our underlying operating results, this adjustment was made to remove the volatility of purchase commitment related unrealized gains and losses. The adjustment related to Purchase Commitment and Other non-cash adjustments were $3.0 million and $0.5 million for the fiscal year ended December 31, 2023 and the fiscal year ended January 1, 2023, respectively. In addition, for the fiscal year ended December 31, 2023, we recorded $1.2 million for the amortization of cloud based computing assets.

(3)Adjustment for Acquisition and Integration Costs – This is comprised of consulting, transaction services, and legal fees incurred for acquisitions and certain potential acquisitions, in addition to expenses associated with integrating recent acquisitions. Such expenses were $9.7 million for the fiscal year ended December 31, 2023, as well as $1.1 million of income for the change of liability associated with the Tax Receivable Agreement for the fiscal year ended December 31, 2023. In fiscal year 2022, the majority of charges are related to the buyout of multiple distributors, which were accounted for as contract terminations resulting in expense of $23.0 million as well as other integration costs. During the fiscal year ended January 1, 2023, we incurred incremental costs of $21.8 million, for the integration of Truco Holdco Inc., R.W. Garcia Co., Inc., Kings Mountain, distributor buyouts, and costs to evaluate other potential acquisitions, as well as $1.0 million for the incremental liability associated with the Tax Receivable Agreement included in the fiscal year ended January 1, 2023.
(4)Business Transformation Initiatives Adjustment – This adjustment is related to consultancy, professional, and legal fees incurred for specific initiatives and structural changes to the business that do not reflect the cost of normal business operations. In addition, gains and losses realized from the sale of distribution rights to IOs and the subsequent disposal of trucks, severance costs associated with the elimination of RSP positions, and ERP transition costs, fall into this category. The Company incurred such costs of $31.0 million for the fiscal year ended December 31, 2023 and $22.1 million for the fiscal year ended January 1, 2023, which included the closure of our Gramercy, Louisiana and Birmingham, Alabama plants along with various other supply chain, commercial and administrative initiatives. During fiscal year 2023, we completed the closure of our Gramercy, Louisiana and Birmingham, Alabama manufacturing plants along with the sale of our Bluffton, Indiana manufacturing plant.
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
Liquidity and Capital Resources
Sources and Uses of Cash
We believe that the cash provided by operating activities, our revolving credit facility, our term loans, and derivative financial instruments will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures and future payments of our contractual, and tax obligations. We continually evaluate our financing strategy to meet our short- and longer-term capital needs. From time-to-time, we may dispose of assets or enter into other cash generating transactions, such as through a sale-leaseback, when we deem beneficial. To date, we have been successful in generating cash and raising financing as needed. However, if a serious economic or credit market crisis ensues or other adverse developments arise, it could have a material adverse effect on our liquidity, results of operations and financial condition.
ABL Facility
On July 20, 2023, the asset based revolving credit facility (as amended, the "ABL facility") with an initial aggregate principal amount of $100.0 million was amended to increase the credit limit to $225.0 million and extend the maturity through the earlier of July 20, 2028, or 91 days prior to the maturity of the $795.0 million in aggregate principal of Term Loan B (as amended, "Term Loan B"). The Company incurred fees of $0.7 million in connection with the amendment to the ABL facility. As of December 31, 2023 and January 1, 2023, $0.4 million and $0.0 million, respectively, was outstanding under this facility. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit and amounts borrowed. As of December 31, 2023 and January 1, 2023, $158.4 million and $163.0 million, respectively, was available for borrowing, net of letters of credit. Standby letters of credit in the amount of $12.2 million and $12.0 million have been issued as of December 31, 2023 and January 1, 2023, respectively. The standby letters of credit are primarily issued for insurance purposes. Refer to Note 8. “Long-Term Debt” to our Audited Financial Statements for more information.

Cash Requirements
Our expected future payments at December 31, 2023 primarily consist of:
•Short-term cash requirements related primarily to funding operations (including expenditures for raw materials, labor, manufacturing and distribution, trade and promotions, advertising and marketing, benefit plan obligations and lease expenses) as well as periodic expenditures for acquisitions, shareholder returns (such as dividend payments), property, plant and equipment and any significant one-time non-operating items.
•Cash requirements related to Other Notes Payable and Capital Leases (Refer to Note 8. “Long-Term Debt to our Audited Financial Statements).
•Long-term cash requirements primarily relate to funding long-term debt repayments and related interest payment on long-term debt (Refer to Note 8. "Long-Term Debt" to our Audited Financial Statements):
•Long-term cash requirements related to our deferred taxes (Refer to Note 15. “Income Taxes” to our Audited Financial Statements).
•Operating lease liabilities (Refer to Note 16. “Leases” to our Audited Financial Statements).
Off-Balance Sheet Arrangements
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. Refer to Note 9. “Derivative Financial Instruments and Purchase Commitments” to our Audited Financial Statements.
IO Guarantees Off Balance Sheet
The Company partially guarantees loans made to IOs by Cadence Bank, Bank of America and M&T Bank for the purchase of routes, all of which was recorded by the Company as off-balance sheet arrangements. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default. Refer to Note 12. “Contingencies” to our Audited Financial Statements.
Cash Flow
The following table presents net cash provided by operating activities, investing activities, and financing activities for the fiscal year ended December 31, 2023, and fiscal year ended January 1, 2023:

(in thousands)	For the Fiscal Year Ended December 31, 2023	For the Fiscal Year Ended January 1, 2023
Net cash provided by operating activities	$76,640	$48,193
Net cash used in investing activities	(48,492)	(76,067)
Net cash (used in) provided by financing activities	(49,055)	58,906
At December 31, 2023, our consolidated cash balance, including cash equivalents, was $52.0 million or $20.9 million lower than at January 1, 2023. Net cash provided by operating activities for the fiscal year ended December 31, 2023 was $76.6 million an increase of $28.4 million from the fiscal year ended January 1, 2023. The increase is largely driven by a decrease in inventory levels, an increase in cash net income, and faster cash collections on accounts receivable, partially offset by a decreases in accounts payable and accrued expenses related to more favorable supplier terms as well as timing. Cash used in investing activities for the fiscal year ended December 31, 2023 was $48.5 million a decrease of $27.6 million from the fiscal year ended January 1, 2023. The decrease is largely driven by the decrease in purchases of property and equipment of $32.2 million. Fiscal year 2022 capital expenditures included $38.4 million related to a facilities purchase described further in Note 4. "Property. Plant. and Equipment" to our Audited Financial Statements. Net cash used in financing activities was $49.1 million for the fiscal year ended December 31, 2023 an increase of $108.0 million from the fiscal year ended January 1, 2023. The decrease was primarily attributable to lower net cash borrowings of $83.3 million.

Debt Covenants
The Term Loan B and the ABL facility are collateralized by substantially all of the assets and liabilities of UBH and its subsidiaries excluding the real estate assets secured by the Real Estate Term Loan, including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with its financial covenants as of December 31, 2023. Refer to Note 8. “Long-Term Debt” to our Audited Financial Statements for more information.
New Accounting Pronouncements
See Note 1. "Operations and Summary of Significant Accounting Policies" to our Audited Financial Statements.
Application of Critical Accounting Policies and Estimates
General
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. While the majority of our revenue, expenses, assets and liabilities are not based on estimates, there are certain accounting principles that require management to make estimates regarding matters that are uncertain and susceptible to change. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which could potentially result in materially different results under different assumptions and conditions. Management regularly reviews the estimates and assumptions used in the preparation of our financial statements for reasonableness and adequacy. Our significant accounting policies are discussed in Note 1. "Operations and Summary of Significant Accounting Policies", of our Audited Financial Statements; however, the following discussion pertains to accounting policies we believe are most critical to the portrayal of our financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may affect the comparability of our financial condition, results of operations and cash flows to those of other companies.
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

Distribution Route Purchase and Sale Transactions
We purchase and sell distribution routes as a part of our maintenance of our DSD network. As new IOs are identified, we either sell our existing routes to the IOs or sell routes that were previously purchased by us to the IOs. Gain/loss from the sale of a distribution route is recorded upon the completion of the sale transaction and signing of the relevant documents and is calculated based on the difference between the sale price of the distribution route and the asset carrying value of the distribution route as of the date of sale. We record the distribution routes that we purchase based on the payment that we make to acquire the route as intangible assets and record the purchased distribution routes as indefinite-lived intangible assets under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. The indefinite lived intangible assets are subject to annual impairment testing.
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
Finite-lived intangible assets consist of distribution/customer relationships, technology, trademarks, trade names and non-compete agreements. These assets are being amortized over their estimated useful lives. Finite-lived intangible assets are tested for impairment only when management has determined that potential impairment indicators are present.
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
For the qualitative impairment analysis performed, which took place on the first day of the fourth quarter, we have taken into consideration all the events and circumstances listed in FASB ASC 350, Intangibles—Goodwill and Other, in addition to other entity-specific factors that have taken place from the period of the Business Combination, which assessed goodwill, on August 28, 2020. Our fiscal year 2023 qualitative analysis concluded that Goodwill and our intangible assets were not impaired.
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
The benefit of tax positions taken or expected to be taken in our income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, distribution and administrative expenses. As of each of December 31, 2023, and January 1, 2023, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain commodity, interest rate, and credit risks as part of our ongoing business operations. We may use derivative financial instruments, where appropriate, to manage some of these risks related to interest rates. We do not use derivatives for trading purposes.
Commodity Risk
We purchase certain raw materials that are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw material requirements include potatoes, oil, flour, wheat, corn, cheese, spices, and seasonings. We also purchase packaging materials that are subject to price volatility. In the normal course of business, in order to mitigate the risks of volatility in commodity markets to which we are exposed, we enter into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. Amounts committed under these forward purchase agreements are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section “Derivative Financial Instruments” of this Annual Report on Form 10-K. A 1% increase in the price of the commodities used within our products and packaging would result in a reduction of our gross profit of approximately $6.0 million.
Interest Rate Risk
Our variable-rate debt obligations incur interest at floating rates based on changes in the SOFR rate. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desired proportion of fixed to variable-rate debt. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section “Derivative Financial Instruments” for further information related to our interest rate swap agreements. These interest rate swap agreements fixed a portion of the interest rate at a predictable level. Interest expense would have been $19.9 million higher without these swaps during the fiscal year ended December 31, 2023. Including the effect of the interest rate swap agreements, the weighted average interest rate was 6.7% and 5.5%, respectively, as of December 31, 2023 and January 1, 2023. A 1% increase in the SOFR rate would have resulted in an additional $3.3 million of interest expense during the fiscal year 2023 based on the unhedged portion of debt.
Credit Risk
We are exposed to credit risks related to our accounts and notes receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. We experienced no material credit losses during the fiscal years of 2023 or 2022. During the fiscal years ended December 31, 2023 and January 1, 2023, net bad debt expense was $1.2 million and $0.9 million, respectively. Our reserve for potential future bad debt was $2.9 million as of December 31, 2023 and $1.8 million as of January 1, 2023.

Item 8. Financial Statements and Supplementary Data

Index to the Financial Statements	Page

Report of Independent Registered Public Accounting Firm (Grant Thornton LLP, Philadelphia, PA, PCAOB ID Number 248)	60
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (Grant Thornton LLP, Philadelphia, PA, PCAOB ID Number 248)	62
Consolidated Balance Sheets as of December 31, 2023 and January 1, 2023	63
Consolidated Statements of Operations And Comprehensive Income (Loss) for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022	64
Consolidated Statements of Equity for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022	65
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022	67
Notes to Consolidated Financial Statements	68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Utz Brands, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Utz Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and January 1, 2023, the related consolidated statements of operations and comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and January 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 29, 2024 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Customer trade promotions

As described further in Note 1 (Revenue Recognition) to the financial statements, the Company has recorded a reserve for customer trade allowances, consisting primarily of pricing allowances and programs associated with uncollected sales to customers. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash settlement. The reserve recorded requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade customer or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. We identified the Company’s reserve for customer trade allowances associated with uncollected sales totaling $11.2 million as a critical audit matter.

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
•We re-performed management’s process for calculating the reserves and assessed the Company’s historical ability to accurately estimate its customer trade allowances by comparing historical estimates to final settlements.
•We compared a selection of settlements subsequent to period end, which involved inspecting relevant source documents submitted by customers.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2011.
Philadelphia, Pennsylvania
February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Utz Brands, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Utz Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the period ended December 31, 2023, and our report dated February 29, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 29, 2024

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and January 1, 2023
(In thousands, except share information)

	As of December 31, 2023	As of January 1, 2023
ASSETS
Current Assets
Cash and cash equivalents	$52,023	$72,930
Accounts receivable, less allowance of $2,933 and $1,815, respectively	135,130	136,985
Inventories	104,666	118,006
Prepaid expenses and other assets	30,997	34,991
Current portion of notes receivable	5,237	9,274
Total current assets	328,053	372,186
Non-current Assets
Assets held for sale	7,559	—
Property, plant and equipment, net	318,881	345,198
Goodwill	915,295	915,295
Intangible assets, net	1,063,413	1,099,565
Non-current portion of notes receivable	12,413	12,794
Other assets	101,122	95,328
Total non-current assets	2,418,683	2,468,180
Total assets	$2,746,736	$2,840,366
LIABILITIES AND EQUITY
Current Liabilities
Current portion of term debt	$21,086	$18,472
Current portion of other notes payable	7,649	12,589
Accounts payable	124,361	114,360
Accrued expenses and other	77,590	92,012
Total current liabilities	230,686	237,433
Non-current portion of term debt	878,511	893,335
Non-current portion of other notes payable	19,174	20,339
Non-current accrued expenses and other	76,720	67,269
Non-current warrant liability	43,272	45,504
Deferred tax liability	114,690	124,802
Total non-current liabilities	1,132,367	1,151,249
Total liabilities	1,363,053	1,388,682
Commitments and contingencies
Equity
Shares of Class A Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 81,187,977 and 80,882,334 shares issued and outstanding as of December 31, 2023 and January 1, 2023, respectively.	8	8
Shares of Class V Common Stock, $0.0001 par value; 61,249,000 shares authorized; 59,349,000 and 59,349,000 shares issued and outstanding as of December 31, 2023 and January 1, 2023, respectively.	6	6
Additional paid-in capital	944,573	926,919
Accumulated deficit	(298,049)	(254,564)
Accumulated other comprehensive income	22,958	30,777
Total stockholders’ equity	669,496	703,146
Noncontrolling interest	714,187	748,538
Total equity	1,383,683	1,451,684
Total liabilities and equity	$2,746,736	$2,840,366
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022
(In thousands, except share information)

	For the Fiscal Year Ended December 31, 2023	For the Fiscal Year Ended January 1, 2023	For the Fiscal Year Ended January 2, 2022
Net sales	$1,438,237	$1,408,401	$1,180,713
Cost of goods sold	981,751	959,344	796,804
Gross profit	456,486	449,057	383,909

Selling, distribution and administrative expenses
Selling and distribution	273,923	294,061	249,352
Administrative	159,196	150,343	125,855
Total selling, distribution, and administrative expenses	433,119	444,404	375,207

(Loss) gain on sale of assets, net	(7,350)	691	1,864

Income from operations	16,017	5,344	10,566

Other (expense) income
Interest expense	(60,590)	(44,424)	(34,708)
Other income	3,066	400	3,551
Gain on remeasurement of warrant liability	2,232	720	36,675
Other (expense) income, net	(55,292)	(43,304)	5,518

(Loss) income before income taxes	(39,275)	(37,960)	16,084
Income tax expense (benefit)	757	(23,919)	8,086
Net (loss) income	(40,032)	(14,041)	7,998

Net loss attributable to noncontrolling interest	15,095	13,649	12,557
Net (loss) income attributable to controlling interest	$(24,937)	$(392)	$20,555

(Loss) earnings per share of Class A Common Stock: (in dollars)
Basic	$(0.31)	$—	$0.26
Diluted	$(0.31)	$—	$0.25
Weighted-average shares of Class A Common Stock outstanding
Basic	81,081,458	80,093,094	76,677,981
Diluted	81,081,458	80,093,094	81,090,229

Net (loss) income	$(40,032)	$(14,041)	$7,998
Other comprehensive (loss) gain:
Change in fair value of interest rate swap	(13,543)	47,279	2,791
Comprehensive (loss) income	(53,575)	33,238	10,789
Net comprehensive loss (income) attributable to noncontrolling interest	20,819	(6,568)	12,557
Net comprehensive (loss) income attributable to controlling interest	$(32,756)	$26,670	$23,346
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
For the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022
(In thousands, except share information)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 3, 2021	71,094,714	$7	60,349,000	$6	$793,461	$(241,490)	$924	$552,908	$831,994	$1,384,902
Conversion of warrants	4,976,717	—		—	144,659	—	—	144,659	(32,714)	111,945
Tax impact arising from exchanges and exercises of warrants		—		—	(51,455)	—	—	(51,455)	—	(51,455)
Share-based compensation	573,214	1		—	12,960	—	—	12,961	—	12,961
Exchange	1,000,000	—	(1,000,000)	—	12,949	—	—	12,949	(12,949)	—
Net income		—		—	—	20,555	—	20,555	(12,557)	7,998
Other comprehensive income		—		—	—	—	2,791	2,791	—	2,791
Dividends declared ($0.204 per share of Class A Common Stock)		—		—	—	(15,663)	—	(15,663)	—	(15,663)
Distribution to noncontrolling interest		—		—	—	—	—	—	(18,806)	(18,806)
Balance at January 2, 2022	77,644,645	$8	59,349,000	$6	$912,574	$(236,598)	$3,715	$679,705	$754,968	$1,434,673
Payments of tax withholding requirements for employee stock awards		—		—	(6,217)	—	—	(6,217)	—	(6,217)
Share-based compensation	1,132,316	—		—	10,632	—	—	10,632	—	10,632
Issuance of common stock in connection with private placement sale	2,105,373	—		—	28,000	—	—	28,000	—	28,000
Tax impact arising from capital transactions		—		—	(18,070)	—	—	(18,070)	—	(18,070)
Net loss		—		—	—	(392)	—	(392)	(13,649)	(14,041)
Other comprehensive income		—		—	—	—	27,062	27,062	20,217	47,279
Cash dividends declared ($0.219 per share of Class A Common Stock)		—		—	—	(17,574)	—	(17,574)	—	(17,574)
Distribution to noncontrolling interest		—		—	—	—	—	—	(12,998)	(12,998)
Balance at January 1, 2023	80,882,334	$8	59,349,000	$6	$926,919	$(254,564)	$30,777	$703,146	$748,538	$1,451,684

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	80,882,334	$8	59,349,000	$6	$926,919	$(254,564)	$30,777	$703,146	$748,538	$1,451,684
Payments of tax withholding requirements for employee stock awards		—		—	(589)	—	—	(589)	—	(589)
Share-based compensation	305,643	—		—	17,069	—	—	17,069	—	17,069
Tax impact arising from capital transactions		—		—	1,174	—	—	1,174	—	1,174
Net loss		—		—		(24,937)	—	(24,937)	(15,095)	(40,032)
Other comprehensive loss		—		—	—	—	(7,819)	(7,819)	(5,724)	(13,543)
Cash dividends declared ($0.228 per share of Class A Common Stock)		—		—	—	(18,548)	—	(18,548)	—	(18,548)
Distribution to noncontrolling interest		—		—	—	—	—	—	(13,532)	(13,532)
Balance at December 31, 2023	81,187,977	$8	59,349,000	$6	$944,573	$(298,049)	$22,958	$669,496	$714,187	$1,383,683

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022
(In thousands)

	For the Fiscal Year Ended December 31, 2023	For the Fiscal Year Ended January 1, 2023	For the Fiscal Year Ended January 2, 2022
Cash flows from operating activities
Net (loss) income	$(40,032)	$(14,041)	$7,998
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment and other charges	12,575	4,678	—
Depreciation and amortization	79,488	86,801	80,725
Gain on remeasurement of warrant liability	(2,232)	(720)	(36,675)
Loss (gain) on sale of assets	7,350	(691)	(1,864)
Stock based compensation	17,069	10,632	12,961
Deferred income taxes	(8,938)	(29,359)	4,828
Amortization of deferred financing costs	1,556	1,933	3,919
Changes in assets and liabilities:
Accounts receivable, net	1,855	(5,597)	(4,528)
Inventories	12,652	(38,490)	(10,595)
Prepaid expenses and other assets	(14,433)	(18,379)	(2,931)
Accounts payable and accrued expenses and other	9,730	51,426	(5,451)
Net cash provided by operating activities	76,640	48,193	48,387
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(75)	(117,585)
Purchases of property and equipment	(55,724)	(87,965)	(31,739)
Purchases of intangibles	—	—	(1,757)
Proceeds from sale of property and equipment	9,539	4,333	3,033
Proceeds from sale of routes	28,665	23,399	14,186
Proceeds from the sale of IO notes	5,405	5,017	11,762
Proceeds from insurance claims for capital investments	1,700	3,935	—
Notes receivable, net	(38,077)	(24,711)	(13,998)
Net cash used in investing activities	(48,492)	(76,067)	(136,098)
Cash flows from financing activities
Borrowings on line of credit	71,000	79,000	121,135
Repayments on line of credit	(70,632)	(115,000)	(85,135)
Borrowings on term debt and notes payable	13,113	124,592	825,139
Repayments on term debt and notes payable	(29,211)	(21,037)	(795,488)
Payment of debt issuance cost	(656)	(3,660)	(9,210)
Payments of tax withholding requirements for employee stock awards	(589)	(6,217)	—
Exercised warrants	—	—	57,232
Proceeds from issuance of shares	—	28,000	—
Dividends paid	(18,548)	(17,157)	(11,908)
Distribution to noncontrolling interest	(13,532)	(9,615)	(18,987)
Net cash (used in) provided by financing activities	(49,055)	58,906	82,778
Net (decrease) increase in cash and cash equivalents	(20,907)	31,032	(4,933)
Cash and cash equivalents at beginning of period	72,930	41,898	46,831
Cash and cash equivalents at end of period	$52,023	$72,930	$41,898

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
All intercompany transactions and balances have been eliminated in combination/consolidation.
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
Prior Period Revision - Statement of Cash Flows – For the fiscal year ended December 31, 2023, the Company disclosed the borrowings of lines of credit and repayments of lines of credit as separate line items within the financing activities section of the Consolidated Statement of Cash Flows. The Company has corrected these line items for the fiscal years ended January 1, 2023 and January 2, 2022 for comparability purposes and deems the change to those periods to be immaterial.

Operations – The Company has been a premier producer, marketer and distributor of snack food products since 1921. The Company has steadily expanded its distribution channels to where it now sells products to supermarkets, mass merchants, club stores, dollar and discount stores, convenience stores, independent grocery stores, drug stores, food service, vending, military, and other channels in most regions of the United States through routes to market, that include direct-store-delivery (“DSD”), direct to warehouse, and third-party distributors. The Company manufactures and distributes a full line of high-quality salty snack items, such as potato chips, tortilla chips, pretzels, cheese balls, pork skins, party mixes, and popcorn. The Company also sells dips, crackers, dried meat products and other snack food items packaged by other manufacturers.
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
Accounts Receivables – Accounts receivable are reported at net realizable value. The net realizable value is based on Company management’s estimate of the amount of receivables that will be collected based on analysis of historical data and trends, as well as review of significant customer accounts. Accounts receivable are considered to be past due when payments are not received within the customer’s credit terms. The Company's methodology to measure the provision for credit losses requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include current market conditions, delinquency trends, aging behavior of receivables, and customer classes or individual customers as well as expectations of future credit losses and the customers ability to pay.
The Company's estimates are reviewed and revised periodically based on the ongoing evaluation of credit quality indicators. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. The Company's bad debt expense was $1.2 million and $0.9 million for the fiscal years ended December 31, 2023 and January 1, 2023, respectively.
Inventories – Inventories are stated at the lower of cost (based on a method that approximates first-in, first-out or weighted average) or net realizable value. Inventory write-downs are recorded for shrinkage, damaged, stale and slow-moving items.
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

Hosting arrangements – Certain of our service contracts have been deemed to be hosting arrangements. Certain costs incurred for the implementation of a hosting arrangement that is a service contract are capitalized and amortized on a straight–line basis over the term of the respective contract. Amortization begins for each component of the hosting arrangement when the component becomes ready for its intended use. Capitalized implementation costs are presented in Other assets of the Consolidated Balance Sheets. Amortization expense of the capitalized implementation costs is presented in Administrative in the Consolidated Statements of Operations.
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
The benefit of tax positions taken or expected to be taken in the Company’s income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits.” A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, distribution, general and administrative expenses ("SD&A"). As of December 31, 2023 and January 1, 2023, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next fiscal year.
Distribution Route Acquisition and Sale Transactions – The Company acquires and sells distribution routes as a part of the Company’s maintenance of its DSD network. As new independent operators ("IOs”) are identified, the Company either sells its newly-created or existing Company-managed routes to IOs or sells routes that were previously acquired by the Company to IOs. Gain/loss from the sale of a distribution route is recorded upon the completion of the sale transaction, and is calculated based on the difference between the sale price of the distribution route and the asset carrying value of the distribution route as of the date of sale. The Company records intangible assets for distribution routes that it purchases based on the payment that the Company makes to acquire the route, and records the purchased distribution routes as indefinite-lived intangible assets under Financial Accounting Standards Board ("FASB") ASC 350, Intangibles – Goodwill and Other. The indefinite lived intangible assets are subject to annual impairment testing.
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
For the latest qualitative analysis performed, which took place on the first day of the fourth quarter of 2023, we had taken into consideration all the events and circumstances listed in Topic 350, in addition to other entity-specific factors that have taken place. Our fiscal year 2023 qualitative analysis concluded that Goodwill and our intangible assets were not impaired.
Share-Based Compensation – Share-based compensation is rewarded to associates and directors of the Company and accounted for in accordance with ASC 718, Compensation—Stock Compensation ("ASC 718”). Share-based compensation expense is recognized for equity awards over the vesting period based on their grant-date fair value. The Company uses various forms of long-term incentives including, but not limited to, stock options, restricted stock units ("RSUs”) and performance share units ("PSUs”). The fair value of stock options is estimated at the date of grant using the Black-Scholes valuation model. The exercise price of each stock option equals or exceeds the estimated fair value of the Company’s stock price on the date of grant. Stock options can generally be exercised over a maximum term of ten years. The grant date fair value of the PSUs is determined using the Monte Carlo simulation model. The grant date fair value of the RSUs is determined using the Company’s closing trading price on the grant date. Share-based compensation expense is included within the same financial statement caption where the recipient’s other compensation is reported. The Company accounts for forfeitures as they occur.
Fair Value of Financial Instruments – Financial instruments held by the Company include cash and cash equivalents, accounts receivable, hedging instruments, warrants, purchase commitments on commodities, accounts payable and debt. The carrying value of all cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term nature. The carrying value of the debt is also estimated to approximate its fair value based upon current market conditions and interest rates. The fair value of the hedging instruments is revalued at each reporting period. The related gains and losses of the hedging instruments are reported in Prepaid expense and other assets and Accounts payable and accrued expenses and other on the Consolidated Statement of Cash Flow.
Self-Insurance – The Company is primarily self-insured, up to certain limits, for employee group health claims. The Company purchases stop-loss insurance, which will reimburse the Company for individual and aggregate claims in excess of certain annual established limits. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported. Total health care expense under the program was $22.2 million for the fiscal year ended December 31, 2023, and $18.7 million for the fiscal year ended January 1, 2023, and $18.0 million for the fiscal year ended January 2, 2022 The reserve for unpaid claims, which includes an estimate of claims incurred but not reported, was $2.0 million and $1.6 million at December 31, 2023 and January 1, 2023, respectively.
The Company is primarily self-insured through large deductible insurance plans for automobile, general liability and workers’ compensation. The Company has utilized a number of different insurance vehicles and programs for these insurable risks and recognizes expenses and reserves in accordance with the provisions of each insurance vehicle/program. The expense associated with automobile, general liability and workers’ compensation insurance programs totaled $11.1 million for the fiscal year ended December 31, 2023, $8.5 million for the fiscal year ended January 1, 2023, and $8.7 million for the fiscal year ended January 2, 2022. The Company also records reserves for unpaid claims and an estimate for claims incurred but not yet reported, including an estimate for the development of any such claim. As of December 31, 2023 and January 1, 2023, the Company had reserves totaling $4.1 million and $4.6 million, respectively, for these insurance programs.
Shipping and Handling – The Company records shipping and handling expenses within selling expenses. Shipping and handling expenses for products shipped to customers totaled $45.0 million for the fiscal year ended December 31, 2023, $59.5 million for the fiscal year ended January 1, 2023, and $57.0 million for the fiscal year ended January 2, 2022.

Advertising Costs – Advertising costs are charged to operations when incurred. The Company had no significant direct response advertising. Advertising expenses totaled $12.3 million for the fiscal year ended December 31, 2023, $9.9 million for the fiscal year ended January 1, 2023, and $11.8 million for the fiscal year ended January 2, 2022. Cooperative advertising, primarily consisting of in-print advertising, point-of-sale displays, and in-store demos, totaled $29.8 million for the fiscal year ended December 31, 2023, $21.6 million for the fiscal year ended January 1, 2023, and $17.7 million for the fiscal year ended January 2, 2022.
Employee Benefits – The Company maintains several contributory 401(k) retirement plans (the "Plans”) for its associates. Profit sharing contributions are made at the discretion of the Board of Directors and expenses recognized related to the profit sharing contribution was $5.5 million for the fiscal year ended December 31, 2023, $6.3 million for the fiscal year ended January 1, 2023, and $3.9 million for the fiscal year ended January 2, 2022. The Plans provide associates with matching contributions primarily at 20% of their contributions as defined in the Plans. The expense related to the matching contributions was $1.7 million for the fiscal year ended December 31, 2023, $1.4 million for the fiscal year ended January 1, 2023, and $1.9 million for the fiscal year ended January 2, 2022.
Revenue Recognition – The Company’s revenues primarily consist of the sale of salty snack items to customers, including supermarkets, mass merchants, club stores, dollar and discount stores, convenience stores, independent grocery stores, drug stores, food service, vending, military, and other channels. The Company sells its products in most regions of the United States primarily through its DSD network, direct to warehouse shipments, and third-party distributors. These revenue contracts generally have a single performance obligation. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to customers, including applicable discounts, returns, allowances, trade promotion, consumer coupon redemption, unsaleable product, and other costs, some of which are recorded in Selling and distribution. Amounts billed and due from customers are classified as accounts receivables and require payment on a short-term basis and, therefore, the Company does not have any significant financing components.
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
The Company offers various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade customer or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. The Company has reserves in place of $17.4 million as of December 31, 2023, which include adjustments taken by customers of $6.2 million that are awaiting final processing and reserves of $46.3 million as of January 1, 2023, which include adjustments taken by customers of $32.8 million that are awaiting final processing. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.
Customer Concentrations – One customer provided in excess of 10% of the Company's net sales during the fiscal years ended December 31, 2023, January 1, 2023 and January 2, 2022 in the amount of 13%, 12% and 15%, respectively. In addition, one customer provided in excess of 10% of the Company's accounts receivable at January 1, 2023 and January 2, 2022 in the amount of 11% and 10%, respectively. No customer provided greater than 10% of the Company's accounts receivable at December 31, 2023.
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
Distributor Buyouts - During the fiscal years ended December 31, 2023 and January 1, 2023 2022, the Company bought out and terminated the contracts of multiple third-party distributors who had previously been providing services to the Company. These transactions, which were accounted for as contract terminations and asset purchases, resulted in expense of $1.5 million and $23.0 million for the fiscal years ended December 31, 2023 and January 1, 2023, respectively and are included within selling and distribution expenses on the Consolidated Statement of Operations and Comprehensive Income (Loss) for such period.
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
Recently Issued Accounting Standards – In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments ("Topic 326"). Topic 326 requires entities to measure the impairment of certain financial instruments, including accounts receivables, notes receivables and off balance sheet notes receivables, based on expected losses rather than incurred losses. Topic 326 was effective for the Company beginning in fiscal year 2023. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements or related disclosures.
In December 2023, FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, to amend existing income tax disclosure guidance, primarily requiring more detailed disclosures for income taxes paid and the effective tax rate reconciliation. The ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently evaluating the ASU to determine its impact on the Company's income tax disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Among other changes, the amendments will require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

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
The following table summarizes the fair values of the assets acquired and liabilities assumed by the Company for the acquisition of Festida Foods at the date of the acquisition:

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
RW Garcia
On November 2, 2021, the Company announced that certain of its subsidiaries, entered into a definitive agreement to acquire the equity of R.W. Garcia Holdings, LLC and its wholly-owned subsidiary, R.W. Garcia Co., Inc. (together "RW Garcia"), an artisan maker of high-quality organic tortilla chips, crackers, and corn chips ("RW Garcia acquisition" or the “acquisition of RW Garcia”). The Company closed on this transaction on December 6, 2021, and the cash purchase price of approximately $57.9 million funded in part from a draw on the Company's line of credit and cash on hand. In addition to this acquisition on December 6, 2021, the Company closed on an acquisition of a manufacturing facility of which RW Garcia was a tenant. The cost of the manufacturing facility was approximately $6.0 million. Please see "Note 20. Subsequent Events" for the discussion of the disposition of RW Garcia by the Company in February 2024.

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
3.INVENTORIES
Inventories consisted of the following:

(in thousands)	As of December 31, 2023	As of January 1, 2023
Finished goods	$65,673	$67,386
Raw materials	29,757	42,204
Maintenance parts	9,236	8,416
Total inventories	$104,666	$118,006

4.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

(in thousands)	As of December 31, 2023	As of January 1, 2023
Land	$28,561	$30,582
Buildings	123,603	129,824
Machinery and equipment	248,886	255,505
Land improvements	3,887	3,756
Building improvements	5,163	3,709
Construction-in-progress	35,533	21,934
	445,633	445,310
Less: accumulated depreciation	(126,752)	(100,112)
Property, plant and equipment, net	$318,881	$345,198
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
During the fiscal year ended January 1, 2023, the Company recorded impairments totaling $2.7 million related to property and equipment damaged in one of the Company's smaller manufacturing facilities by a natural disaster. During the fiscal year ended January 1, 2023, the Company received $3.9 million in insurance proceeds related to a partial settlement of damaged property and equipment, resulting in a gain during fiscal the year ended January 1, 2023 of $1.2 million. As a result of the damage to the facility the Company has had to shift production to other facilities as well as utilize a co-manufacturer which has resulted in additional production and distribution costs. In addition, during the fiscal year ended January 1, 2023, the Company received $6.0 million in proceeds related to a partial settlement of a business interruption insurance claim. During the fiscal year ended December 31, 2023, the Company received an additional $1.7 million in insurance proceeds related to the settlement of damaged property and equipment and additional $1.3 million related to the settlement of the business interruption insurance claim. The Company has recognized receipts of the business interruption insurance as a reduction of the cost of goods sold and the receipts related to the damage to property plant and equipment within the (loss) gain on sale of assets, net in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss). The Company recognizes gains from insurance proceeds, at the earliest, after receipt of insurance proceeds. The Company intends to sell this facility and expects to dispose of the property within the next twelve months. As a result, the Company recorded additional impairments for the fiscal year ended December 31, 2023 totaling $1.9 million recorded to Administrative expenses on the Consolidated Statement of Operations and has reclassified this facility on its consolidated balance sheet to Assets held for sale in the amount of $1.6 million. The fair value of this facility was based upon prices of similar assets.
During the fiscal year ended December 31, 2023, the Company recorded expenses of $8.9 million in connection with the closure of the Company's manufacturing facility in Birmingham, Alabama, which included $1.3 million in severance and related costs and $10.6 million of asset impairments related to fixed assets. The severance and related expenses are recorded in the cost of goods sold line on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended December 31, 2023. The fixed asset impairments are recorded in the administrative expenses line on the Consolidated Statement of Operations and Comprehensive Income (Loss). The Company has identified a potential buyer for this property and has reclassified this property to Assets held for sale on the consolidated balance sheet at December 31, 2023 in the amount of $6.0 million.

During the fiscal year ended December 31, 2023, the Company completed the sale of the Company's manufacturing facility in Bluffton, Indiana, which resulted in a loss on sale of the assets of $13.4 million. Also, in connection with the sale the Company recorded $4.7 million of expense related to the termination of a contract that was settled with the sale. Additionally, the Company entered into a supply agreement with the buyer pursuant to which the buyer is obligated to co-manufacture certain products at below market rates for up to one year. The Company recorded a tolling asset of $0.6 million for the difference between the rate charged and the market rate for these services. If the buyer defaults on its obligations to manufacture any of the committed products, a financial penalty will be assessed based on the contractual terms required in the supply agreement. In a separate transaction, the Company completed the sale of land in Hanover, Pennsylvania to a separate third-party for a gain of $4.0 million.
Depreciation expense was $40.5 million for the fiscal year ended December 31, 2023, $47.8 million for the fiscal year ended January 1, 2023, and $43.1 million for the fiscal year ended January 2, 2022. Depreciation expense is classified in cost of goods sold, selling, distribution, and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (loss).
5.GOODWILL AND INTANGIBLE ASSETS, NET
A roll forward of goodwill is as follows:

(in thousands)
Balance as of January 2, 2022	$915,438
RW Garcia acquisition adjustment	(143)
Balance as of January 1, 2023	915,295
Balance as of December 31, 2023	$915,295
Intangible assets, net, consisted of the following:

(in thousands)	As of December 31, 2023	As of January 1, 2023
Subject to amortization:
Distributor/customer relationships	$677,930	$677,930
Trademarks	63,850	63,850
Amortizable assets, gross	741,780	741,780
Accumulated amortization	(120,405)	(82,738)
Amortizable assets, net	621,375	659,042
Not subject to amortization
Trade names	434,513	434,513
IO routes	7,525	6,010
Intangible assets, net	$1,063,413	$1,099,565
Previously, the Company was granted certain exclusive distribution rights for certain products manufactured by another manufacturer. During the fiscal year ended January 1, 2023, the Company shifted the relationship with that manufacturer and converted that shelf space to Company-branded products. As a result, the Company recorded impairment expense of $2.0 million and the amortizable master distribution rights decreased by $2.2 million. There were no other significant changes to intangible assets during the fiscal years ended December 31, 2023 and January 1, 2023, other than those which arise from the ordinary course of business related to the purchase and sale of Company-owned route assets and amortization.
Amortization of the distributor/customer relationships, technology, and trademarks amounted to $37.7 million for the fiscal year ended December 31, 2023, $37.7 million for the fiscal year ended January 1, 2023, and $37.0 million for the fiscal year ended January 2, 2022. The expense related to the amortization of intangibles is classified in administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Amortization expense is classified in administrative expenses on the consolidated statements of operations and comprehensive income (loss). Estimated future amortization expense is as follows:

(in thousands)	As of December 31, 2023
2024	$37,668
2025	37,668
2026	37,668
2027	37,668
2028	37,668
Thereafter	433,035
Total	$621,375
6.NOTES RECEIVABLE
The Company has undertaken a program in recent years to sell Company-managed DSD distribution routes to IOs. Contracts are executed between the Company and the IOs for the sale of the product distribution route, including a note in favor of the Company, in certain cases. The notes bear interest at rates ranging from 0.00% to 10.40% with terms ranging generally from one to ten years. The notes receivable balances due from IOs at December 31, 2023 and January 1, 2023 totaled $17.6 million and $22.0 million, respectively, and are collateralized by the routes for which the loans are made. The Company has a corresponding notes payable liability, related to the IOs notes receivables, of $16.5 million and $21.1 million at December 31, 2023 and January 1, 2023, respectively. The related notes payable liability is discussed in further detail within Note 8. "Long-Term Debt."
Other notes receivable totaled $0.1 million as of each of December 31, 2023 and January 1, 2023.
7.ACCRUED EXPENSES AND OTHER
Current accrued expenses and other consisted of the following:

(in thousands)	As of December 31, 2023	As of January 1, 2023
Accrued compensation and benefits	$21,466	$38,974
Operating right of use liability	14,992	12,389
Insurance liabilities	6,811	6,701
Accrued freight and manufacturing related costs	4,424	10,817
Accrued dividends and distributions	7,972	7,989
Accrued interest	13,280	1,151
Other accrued expenses	8,645	13,991
Total accrued expenses and other	$77,590	$92,012
Non-current accrued expenses and other consisted of the following:

(in thousands)	As of December 31, 2023	As of January 1, 2023
Operating right of use liability	$43,928	$35,331
Tax Receivable Agreement liability	24,297	25,426
Supplemental retirement and salary continuation plans	6,559	6,512
Long-term portion of an interest rate hedge liability	1,936	—
Total accrued expenses and other	$76,720	$67,269

8.LONG-TERM DEBT
Revolving Credit Facility
On November 21, 2017, UBH entered into an asset based revolving credit facility (as amended, the "ABL facility") in an initial aggregate principal amount of $100.0 million. The ABL facility was set to expire on the fifth anniversary of closing, or November 21, 2022. On April 1, 2020, the ABL facility was amended to increase the credit limit up to $116.0 million and to extend the maturity through August 22, 2024. On December 18, 2020, the ABL facility was amended to further increase the credit limit up to $161.0 million. On September 22, 2022, the ABL facility was amended to further increase the credit limit up to $175.0 million, and replaced the interest rate benchmark from London Inter-Bank Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). As of December 31, 2023 and January 1, 2023, $0.4 million and $0.0 million, respectively, were outstanding under this facility. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit and amounts borrowed. As of December 31, 2023 and January 1, 2023, $158.4 million and $163.0 million, respectively, was available for borrowing, net of letters of credit. The ABL facility is also subject to unused line fees (0.5% at both December 31, 2023 and January 1, 2023) and other fees and expenses. On July 20, 2023, the ABL facility was further amended to increase the credit limit to $225.0 million and extend the maturity through the earlier of July 20, 2028, or 91 days prior to the maturity of the Term Loan B (as defined below). The Company incurred fees of $0.7 million in connection with the amendment to the ABL facility.
Standby letters of credit in the amount of $12.2 million and $12.0 million have been issued as of December 31, 2023 and January 1, 2023, respectively. The standby letters of credit are primarily issued for insurance purposes.
Term Loans
On December 14, 2020, the Company entered into a Bridge Credit Agreement with a syndicate of banks, led by Bank of America, N.A. (the "Bridge Credit Agreement”). The proceeds of the Bridge Credit Agreement were used to fund the Company’s acquisition of Truco Holdco Inc. (“Truco”) and the IP Purchase (as defined below) from OTB Acquisition, LLC, in which the Company withdrew $490.0 million to finance the acquisition of Truco (such acquisition, the "Truco Acquisition") and certain intellectual property from OTB Acquisition, LLC (the "IP Purchase"). The Bridge Credit Agreement bore interest at an annual rate based on 4.25% plus 1-month LIBOR with scheduled incremental increases to the base rate, as defined in the Bridge Credit Agreement. The loan converts into an Extended Term Loan if the loan remains open 365 days after the closing date. As of January 3, 2021, the outstanding balance of the Bridge Credit Agreement was $370.0 million, with $120.0 million being repaid from the exercise of the Company's warrants. Commitment fees and deferred financing costs on the Bridge Credit Agreement totaled $7.2 million, of which $2.6 million remained on the books as of January 3, 2021. On January 20, 2021, the Bridge Credit Agreement was repaid in full by the refinancing of term debt. In connection with Amendment No. 2 (as defined below), and a $12.0 million repayment in the first quarter of 2021, the outstanding balance of $370.0 million was repaid in full and the Bridge Credit Agreement was terminated.
On January 20, 2021, the Company entered into Amendment No. 2 to the Bridge Credit Agreement ("Amendment No. 2") which provided additional operating flexibility and revisions to certain restrictive covenants. Pursuant to the terms of Amendment No. 2, the Company raised $720.0 million in aggregate principal of Term Loan B ("Term Loan B") which bore interest at LIBOR plus 3.00%, and extended the maturity of the Bridge Credit Agreement to January 20, 2028. The proceeds were used, together with cash on hand and proceeds from our exercised warrants, to redeem the outstanding principal amount of existing Term Loan B and Bridge Credit Agreement of $410.0 million and $358.0 million, respectively. The refinancing was accounted for as an extinguishment. The Company incurred debt issuance costs and original issuance discounts of $8.4 million.
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
On September 22, 2022, the Company entered into Amendment No. 4 to the Bridge Credit Agreement ("Amendment No. 4"), which replaced the interest rate benchmark from LIBOR to SOFR. The weighted average interest rate on the Term Loan B debt for the fiscal year ended December 31, 2023 and the fiscal year ended January 1, 2023 was 5.74% and 4.93%, respectively.

On October 12, 2022, the Company, through its subsidiaries UQF, Kennedy and Condor Snack Foods, LLC (together with UQF and Kennedy, the “Real Estate Financing Borrowers”), entered into a loan agreement (the “Real Estate Term Loan”) with City National Bank which was secured by a majority of the Real Estate Financing Borrowers’ real estate assets. The Real Estate Term Loan holds a principal balance of $88.1 million, with net proceeds of approximately $85.0 million after transaction fees and expenses. The Real Estate Term Loan has a ten-year maturity and amortizes approximately $3.5 million in principal annually, with a balloon payment due at maturity. The Company used a portion of the proceeds from the Real Estate Term Loan to pay off the ABL facility. The Real Estate Term Loan contains a single financial maintenance covenant consisting of a fixed charge coverage ratio that is tested quarterly only during a covenant trigger period consistent with the existing ABL facility. Concurrent with the closing of the Real Estate Term Loan, UQF entered into an interest rate swap transaction to fix the effective interest rate at approximately 5.93%, as discussed in further detail within "Note 9. Derivative Financial Instruments and Purchase Commitments”. In September 2023, the Company made an additional $4.4 million paydown of the Real Estate Term Loan using net proceeds from the sale of land to a third-party, as discussed within Note 4. “Property, Plant, and Equipment, Net”, as well as cash on hand. Following such paydown, the Real Estate Term Loan will amortize approximately $3.3 million in principal annually through maturity, subject to any additional advanced paydowns.
The Term Loan B and the ABL facility are collateralized by substantially all of the assets and liabilities of UBH and its subsidiaries excluding the real estate assets secured by the Real Estate Term Loan, including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with its financial covenants as of December 31, 2023.
Long-term debt consisted of the following:

Debt (in thousands)	Issue Date	Principal Balance	Maturity Date	December 31, 2023	January 1, 2023
Term loan B(1)	June-21	$795,000	January-28	$771,335	$779,286
Real Estate Loan	October-22	88,140	October-32	80,184	88,140
Equipment loans(2)				56,482	54,053
ABL facility(3)			October-27	368	—
Net impact of debt issuance costs and original issue discounts				(8,772)	(9,672)
Total long-term debt				899,597	911,807
Less: current portion				(21,086)	(18,472)
Long term portion of term debt and financing obligations				$878,511	$893,335
(1) On September 22, 2022, the Company entered into Amendment No. 4.
(2) In July 2021, the Company entered into two separate finance lease obligations with Banc of America Leasing & Capital, LLC, which have been treated as secured borrowing. The Company has made the following draws upon these agreements: $26.5 million in fiscal year 2021, $32.4 million in fiscal year 2022, and $13.1 million in fiscal year 2023. These draws bear interest ranging from 3.26% through 7.25% and have varying maturities up through 2028.
(3) The facility bore interest at an annual rate based on LIBOR, or SOFR plus a 0.10% credit spread adjustment after the amendment on September 22, 2022, plus an applicable margin of 1.50% (ranging from 1.50% to 2.00% based on availability) or the prime rate plus an applicable margin of 0.50% (ranging from 0.50% to 1.00%). The Company generally utilizes the prime rate for amounts that the Company expects to pay down within 30 days, the interest rate on the facility as of December 31, 2023 and January 1, 2023, was 9.25% and 8.25%, respectively, under the prime rate. The Company elected to use the LIBOR, prior to the amendment on September 22, 2022 which changed the reference rate to SOFR as described above, for balances that are expected to be carried longer than 30 days, the interest rate on the ABL facility as of December 31, 2023 was 7.19%.

As of December 31, 2023, the minimum debt repayments under term debt and financing obligations consisted of the following:

(in thousands)
2024	$21,086
2025	21,401
2026	20,555
2027	18,018
2028	746,187
Thereafter	81,122
Total	$908,369
Term loan B, the Revolving Credit Facility, and the equipment loans are debt of UBH and its’ subsidiaries. There are no material differences between the financial statements of UBI and its consolidated subsidiaries and the financial statements of UBH and its consolidated subsidiaries, except for the warrant liability and associated gain (loss) on remeasurement of warrant liability as described in "Note 17. "Warrants,” the Tax Receivable Agreement described in "Note 15. Income Taxes” and accrued dividends to shareholders which flow out of UBH.
Other Notes Payable and Capital Leases
During the first fiscal quarter of 2022, the Company bought out and terminated the contracts of multiple distributors who had previously been providing services to the Company. These transactions were accounted for as contract terminations and asset purchases and resulted in expense of $23.0 million for the fiscal year ended January 1, 2023. The outstanding payable balance of these transactions was $0.5 million as of January 1, 2023.
During the first fiscal quarter of 2020, the Company purchased intellectual property that included a deferred purchase price of $0.5 million, of which $0.2 million and $0.3 million was outstanding as of December 31, 2023 and January 1, 2023, respectively.
Amounts outstanding under notes payable consisted of the following:

(in thousands)	As of December 31, 2023	As of January 1, 2023
Note payable – IO notes	$16,478	$21,098
Finance lease obligations(1)	10,145	10,995
Other	200	835
Total notes payable	26,823	32,928
Less: current portion	(7,649)	(12,589)
Long term portion of notes payable	$19,174	$20,339
(1) See “Note 16. Leases” for further discussion on our finance lease obligations.
During fiscal year 2021, the Company sold $12.5 million of notes receivable from IOs for proceeds of $11.8 million in a series of transactions to a financial institution. During fiscal year 2022, the Company sold an additional $5.0 million of notes receivable from IOs for proceeds of $5.0 million to a financial institution. During fiscal year 2023, the Company sold an additional $5.2 million of notes receivable from IOs for proceeds of $5.4 million to a financial institution. Due to the structure of these transactions, they did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding notes receivable also remained on the Company’s books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through June 2032. The Company partially guarantees the outstanding loans, as discussed in further detail within "Note 12. Contingencies”. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.

Interest Expense
Interest expense consisted of the following:

(in thousands)	For the Fiscal Year Ended December 31, 2023	For the Fiscal Year Ended January 1, 2023	For the Fiscal Year Ended January 2, 2022
Company’s ABL facility and other long-term debt	$57,881	$41,231	$29,270
Amortization of deferred financing fees	1,556	1,933	3,847
IO loans	1,153	1,260	1,591
Total interest	$60,590	$44,424	$34,708
9.DERIVATIVE FINANCIAL INSTRUMENTS AND PURCHASE COMMITMENTS
Derivative Financial Instruments
To reduce the effect of interest rate fluctuations, on December 21, 2021, with an effective date of December 31, 2021, the Company entered into an accreting interest rate swap contract with a counter-party to make a series of payments based on a fixed interest rate of 1.39% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams were based on a notional amount of $250 million and have accreted to $500 million and are maturing on September 30, 2026. Effective on September 30, 2022 the Company amended the swap contract to reference the 1-month SOFR plus a credit spread adjustment (“CSA”) of 11.448 basis points, as well as setting the new fixed rate to 1.41%; under this amended swap agreement the Company will receive a series of payments based on the greater of SOFR plus CSA, or 0.00%.
On October 12, 2022, the Company entered into a 10-year swap contract, with an effective date of November 1, 2022, with a counter-party to make a series of payments based on a fixed interest rate of 3.83% and receive a series of payments based on the greater of the 1-month SOFR or 0.00%. The agreement covers $84.6 million as of December 31, 2023. This swap effectively fixes the rate of the Real Estate Term Loan to 5.93%. The balance that the hedge covers is designed to abate as principal payments on the Real Estate Term Loan are made. The Company entered into these transactions to reduce its exposure to changes in cash flows associated with the Real Estate Term Loan and has designated this derivative as a cash flow hedge. The Company assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative instrument. If it is probable that the hedged forecasted transaction will not occur, the derivative instrument's gain or loss reported in accumulated other comprehensive income will be reclassified into earnings.
As of December 31, 2023, the effective fixed interest rate on the long-term debt hedged by these contracts was 5.88%. For further treatment of the Company’s interest rate swap, refer to "Note 10. Fair Value Measurements” and "Note 13. Accumulated Other Comprehensive Income.”

Warrant Liabilities
The Company has outstanding warrants which are accounted for as derivative liabilities pursuant to ASC 815-40. See Note 17. "Warrants" for additional information on our warrant liabilities. A reconciliation of the changes in the warrant liability during the fiscal year ended December 31, 2023 is as follows:

(in thousands)
Fair value of warrant liabilities as of January 1, 2023	$45,504
Gain on remeasurement of warrant liability	(2,232)
Fair value of warrant liabilities as of December 31, 2023	$43,272
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $66.7 million as of December 31, 2023 and $54.0 million as of January 1, 2023.  The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment (losses) gains totaling $(3.3) million for the fiscal year ended December 31, 2023, $0.0 million for the fiscal year ended January 1, 2023, and $1.0 million for the fiscal year ended January 2, 2022, respectively.
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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 31, 2023:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$52,023	$—	$—	$52,023
Commodity contracts	—	211	—	211
Interest rate swaps	—	33,332	—	33,332
Total assets	$52,023	$33,543	$—	$85,566
Liabilities:
Commodity contracts	$—	$2,094	$—	$2,094
Interest rate swaps	—	1,936	—	1,936
Private placement warrants	—	43,272	—	43,272
Debt	—	899,597	—	899,597
Total liabilities	$—	$946,899	$—	$946,899
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

11.SHARE-BASED COMPENSATION
For the periods presented, compensation expense included primarily in selling, distribution, and administrative expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

(in thousands)	Fiscal Year Ended December 31, 2023	Fiscal Year Ended January 1, 2023	Fiscal Year Ended January 2, 2022
RSUs	$9,705	$5,136	$8,574
PSUs	4,279	2,253	1,228
Stock Options	1,281	1,056	493
Pre-tax compensation expense	$15,265	8,445	$10,295
Related income tax benefit		(3,452)
Impact to net income		$4,993
The tax benefit recognized from the share-based compensation expense is nominal for the fiscal years ended December 31, 2023 and January 2, 2022 due to a valuation allowance.
Unrecognized compensation expense related to nonvested share-based compensation grants was as follows:

(in thousands)	As of December 31, 2023	As of January 1, 2023
RSUs	$7,372	$8,710
PSUs	6,800	7,791
Stock Options	819	1,945
Total	$14,991	$18,446
Restricted and Performance Share Units
2020 Long-term Incentive Plan ("LTIP") RSUs
In connection with the Business Combination, the Phantom Units issued under the Utz Quality Foods, LLC 2018 Long-Term Incentive Plan (the “2018 LTIP”) were converted into restricted stock units (the “2020 LTIP RSUs”) issued under Utz Quality Foods, LLC 2020 Long-Term Incentive Plan (the “2020 LTIP”), with each 2020 LTIP RSU vesting on December 31, 2021. Holders of 2020 LTIP RSUs were subject to substantially similar terms to the holders of phantom unit awards issued under the 2018 LTIP (the “2018 LTIP Phantom Units”), including requisite service period and vesting conditions. The conversion of the 2018 LTIP Phantom Units was accounted for as a modification under ASC 718. The 2020 LTIP RSUs are equity-classified due to settlement being in shares.
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
2020 Omnibus Equity Incentive Plan
In connection with the consummation of the Business Combination, the Company adopted, with stockholder approval, the Utz Brands, Inc. 2020 Omnibus Equity Incentive Plan (as amended, the “2020 Plan”), which provides our executive officers and other participating associates with equity-based, long-term incentives, including RSUs, PSUs and Stock Options.

Restricted Share Units
Under the 2020 Plan, the Company grants RSUs representing the right to receive one share of the Company’s Class A Common Stock upon vesting, provided that the recipient remains employed with the Company through the vesting and subject to certain forfeiture conditions and restrictions. The RSUs vest according to specific vesting conditions set forth in the RSU award agreements. RSUs that become vested also generally entitle the holder to be credited with dividend equivalent payments in cash, with such dividend equivalents payable when, and to the extent, the RSUs are settled (or such accrued dividend equivalents will be forfeited to the extent the RSUs are forfeited).
Performance Share Units
The Company issues PSUs under the 2020 Plan, which provide the participant with the opportunity to earn shares of the Company’s Class A Common Stock if the Company achieves certain performance goals determined by the administrator of the 2020 Plan. All PSUs granted since the adoption of the 2020 Plan contain vesting based on the Company’s performance with respect to relative total stockholder return. The number of shares subject to the PSUs that vest and are settled at the end of each performance period is based on the Company’s cumulative total stockholder return relative to the total stockholder returns of members of a peer group, which is typically consistent with the peer group used for compensation disclosures.
At the end of the performance period, the Company’s total stockholder return position is ranked relative to the total stockholder returns of each member of the performance peer group that remains within the performance peer group for the entire performance period. The total number of PSUs that vest is based on the ranking of the Company’s total stockholder return relative to the total stockholder return of each of the Company’s peer companies, and ranges from a 200% payout for ranking in the 90th percentile or above to 0% payout for ranking below the 30th percentile with percentiles interpolated between these payouts.
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

PSUs and RSUs	Number of Units	Weighted-average grant date fair value for equity awards (per unit)	Weighted Average Remaining Contractual Term
Outstanding at beginning of fiscal year 2023	1,288,342	$18.27	1.8 Years
Granted	746,200	17.44
Vested	(477,577)	17.66
Forfeited	(95,199)	17.50
Outstanding at end of fiscal year 2023	1,461,766	$18.28	1.5 Years

Stock Options
The Company granted its Executive Leadership Team non-qualified stock options exercisable for Class A Common Stock of the Company, provided that the exercise of such stock options was contingent upon the Company filing a registration statement on Form S-8 with the SEC, which occurred on November 2, 2020. For non-cash, stock-based awards exchanged for employee services, the Company measures stock-based compensation on the grant date, based on the fair value of the award, and recognizes expense over the requisite service period, which for the Company is generally the vesting period. To estimate the fair value of an award, the Company uses the Black-Scholes pricing model. This model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. For all grants during fiscal year 2022, the Company calculated the expected term based on the simplified method as allowable under ASC 718 due to a lack of sufficient trading history for the Company’s Class A Common Stock. The use of this method effectively assumes that exercise occurs evenly over the period from vesting until expiration, and therefore the expected term is the midpoint between the service period and the contractual term of the award. The Company estimates the volatility of its Class A Common Stock by analyzing its historical volatility and considering volatility data of its peer group and their implied volatility. The Company recognizes forfeitures when they occur.
Options issued under the 2020 Plan generally have a maximum contractual life of 10 years from the grant date and must be issued with an exercise price equal to or greater than the fair market value of the shares of Class A Common Stock on the date of grant, as determined by the administrator of the 2020 Plan. Options issued under the 2020 Plan are subject to time-based vesting, continued employment, and other conditions outlined in the 2020 Plan with the fair value determined using the Black-Scholes Option Pricing Model.
On January 31, 2022, the Company granted its Executive Leadership Team stock options exercisable for Class A Common Stock of the Company pursuant to the terms set forth above, and 100% of these options will vest and become exercisable on December 31, 2024. The Company granted stock options with an aggregate of 377,550 shares of Class A Common Stock underlying such options, on January 31, 2022 and the exercise price of these options is the Company’s closing share price of $15.51 on January 31, 2022. The fair value of each stock option granted was determined to be $6.06 using the Black-Scholes Option Pricing Model based on an expected volatility of 40.0%, expected option term of approximately 6.4 years, and risk-free rate of return of 1.4%. The risk-free rates are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. In May 2022, an additional 16,923 stock option awards were granted.

Stock Options	Number of Units	Weighted-Average Grant Date Fair Value for Equity Awards (per unit)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at beginning of fiscal year 2023	522,203	$5.60	1.8 Years
Granted	—	—
Vested	(127,730)	—
Forfeited	—	—
Outstanding and exercisable at end of fiscal year 2023	394,473	$6.01	1.0 Year	0.00
(1) The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal period. Options with a market value less than its exercise value are not included in the intrinsic value amount.
Employee Stock Purchase Plan
On December 10, 2020, the Board of Directors approved the 2021 Employee Stock Purchase Plan ("ESPP”), subject to stockholder approval. The ESPP was effective January 1, 2021, and any purchase rights that were granted under the ESPP prior to stockholder approval could not be exercised unless and until stockholder approval was obtained.

Under the ESPP, associates are offered the option to purchase discounted shares of Class A Common Stock during offering periods designated by the administrator. Each offering period will be one year, consisting of two six-month purchase periods, commencing on each January 1 and July 1 following the effective date of the ESPP. Shares are purchased on the applicable exercise dates, which is the last trading day of each purchase period. The ESPP permits participants to purchase the Company’s Class A Common Stock at a purchase price of not less than 85% of the lesser of (i) the “fair market value” of a share on the first day of a purchase period, rounded up to the nearest whole cent per share and (ii) the “fair market value” of a share on the purchase date of such purchase period, rounded up to the nearest whole cent per share, subject to limits set by the Internal Revenue Code of 1986, as amended (the “Code”) and the ESPP. The purchase price used was 90% in 2021, 92.5% in 2022 and 95% in 2023.
The maximum number of shares of the Company’s Class A Common Stock available for sale under the ESPP shall not exceed in the aggregate 1,500,000 shares, and may be unissued shares or treasury shares or shares bought on the market for purposes of the ESPP. As of December 31, 2023, 1,133,522 shares of Class A common stock remain available for issuance under the ESPP. For the fiscal year ended December 31, 2023, the Company granted 99,788 shares with a fair value of $1.5 million, and the Company recognized compensation expense of $0.3 million. For the fiscal year ended January 1, 2023, the Company granted 138,096 shares with a fair value of $2.0 million, and the Company recognized compensation expense of $0.4 million. For the fiscal year ended January 2, 2022, the Company granted 128,642 shares with a fair value of $2.7 million, and the Company recognized compensation expense of $0.5 million.
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
Guarantees
The Company partially guarantees loans made to IOs by Cadence Bank for the purchase of routes. The outstanding balance of loans guaranteed was $0.7 million and $1.5 million at December 31, 2023 and January 1, 2023, respectively, all of which was recorded by the Company as off balance sheet arrangements. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance up to $2.0 million. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $52.8 million and $36.0 million at December 31, 2023 and January 1, 2023, respectively, which are accounted for as an off balance sheet arrangement. As discussed in "Note 8. Long-Term Debt”, the Company also sold notes receivable on its books to Bank of America during fiscal year 2021, fiscal year 2022 and fiscal year 2023, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at December 31, 2023 and January 1, 2023 was $14.8 million and $17.9 million, respectively. Due to the structure of the transactions, the sale did not qualify for sale accounting treatment, and as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding note receivable also remained on the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.

The Company guarantees loans made to IOs by M&T Bank for the purchase of routes. The agreement with M&T Bank was amended in January 2020 so that the Company guaranteed up to 25% of the greater of the aggregate principal amount of loans outstanding on the payment date or January 1st of the subject year. The outstanding balance of loans guaranteed was $2.2 million and $3.4 million at December 31, 2023 and January 1, 2023, respectively, all of which were included in the Company's Consolidated Balance Sheets. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
Unclaimed Property
The Company was notified in September 2016 that several states requested an audit of the Company’s unclaimed property practices. The states initiating the audit include Connecticut, Idaho, Maryland, Massachusetts, New Hampshire, New York, South Dakota, and Tennessee but was later expanded to include a total of 22 states. The audit is limited to UQF and does not include any other legal entities. The audit consists of three components including accounts payable, payroll, and accounts receivable customer over-payments. As of early fiscal year 2023, the Company settled the audit with the various jurisdictions for $0.1 million.
13.ACCUMULATED OTHER COMPREHENSIVE INCOME
Total accumulated other comprehensive income was $37.5 million as of December 31, 2023 and $51.0 million as of January 1, 2023. Total accumulated other comprehensive income consists solely of unrealized gains (losses) from the Company’s derivative financial instruments accounted for as cash flow hedges.
Changes to the balance in accumulated other comprehensive income were as follows:

(in thousands)	Gains (Losses) on Cash Flow Hedges
Balance as of January 3, 2021	$924
Unrealized gain on cash flow hedges	2,791
Balance as of January 2, 2022	3,715
Unrealized gain on cash flow hedges	47,279
Balance as of January 1, 2023	50,994
Unrealized loss on cash flow hedges	(13,543)
Balance as of December 31, 2023	37,451
Less balance attributable to noncontrolling interest as of December 31, 2023	(14,493)
Balance attributable to controlling interest as of December 31, 2023	$22,958
14.SUPPLEMENTARY CASH FLOW INFORMATION

(in thousands)	For the Fiscal Year Ended December 31, 2023	For the Fiscal Year Ended January 1, 2023	For the Fiscal Year Ended January 2, 2022
Cash paid for interest	$46,905	$41,711	$31,638
Refunds related to income taxes	$1,686	$4,663	$726
Payments for income taxes	$8,820	$6,988	$3,653

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
The provision (benefit) for income taxes was as follows:

(in thousands)	For the Fiscal Year Ended December 31, 2023	For the Fiscal Year Ended January 1, 2023	For the Fiscal Year Ended January 2, 2022
Current:
Federal	$7,816	$4,038	$1,553
State	1,879	1,403	2,010
Total current	9,695	5,441	3,563
Deferred:
Federal	(7,591)	(20,986)	(1,949)
State	(1,347)	(8,374)	6,472
Total deferred	(8,938)	(29,360)	4,523
Total	$757	$(23,919)	$8,086
A reconciliation of the expected statutory federal tax and the total income tax (benefit) expense was as follows:

(in thousands)	For the Fiscal Year Ended December 31, 2023	For the Fiscal Year Ended January 1, 2023	For the Fiscal Year Ended January 2, 2022
Federal statutory rate (21%)	$(8,248)	$(7,972)	$3,378
State income taxes, net of federal benefit	(528)	(2,435)	6,440
Investment in UBH	177	31	(31)
Noncontrolling interest in UBH	2,610	2,792	2,448
Valuation allowance	5,878	(17,177)	5,195
Remeasurement of warrant liability	(469)	(151)	(7,702)
Return to provision	2	(79)	(771)
Permanent book to tax differences	—	—	(593)
Credits	(41)	(201)	(239)
IRC §162(m)	1,401	875	191
Nondeductible expenses	88	12	12
Other	(113)	386	(242)
	$757	$(23,919)	$8,086

The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at December 31, 2023 and January 1, 2023:

(in thousands)	As of December 31, 2023	As of January 1, 2023
Deferred Tax Assets:
Accrued expenses	$427	$390
Pension, retirement and other benefits	419	449
Inventories, including uniform capitalization	145	320
Investment in UBH, operations	20,943	25,237
Acquisition costs	592	708
Net operating losses	23,596	22,291
IRC §163(j)	12,753	7,480
Credits	713	422
Charitable contributions	149	98
Other deferred tax assets	172	215
Total gross deferred tax assets	59,909	57,610
Valuation allowance	(36,947)	(27,339)
Net deferred tax assets	22,962	30,271
Deferred Tax Liabilities:
Plant and equipment, accelerated depreciation	(6,957)	(13,984)
Intangibles	(66,556)	(71,883)
Investment in UBH, nonreversing	(63,900)	(68,957)
Other deferred tax liabilities	(239)	(249)
Total deferred tax liabilities	(137,652)	(155,073)
Net deferred tax liabilities	$(114,690)	$(124,802)
The U.S. federal government enacted the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) on March 27, 2020, the Consolidated Appropriations Act, 2021 on December 27, 2020, and the Inflation Reduction Act of 2022 on August 16, 2022, none of which had a material impact on our provision for income taxes.
Net Operating Loss and Tax Credit Carryforward
As of December 31, 2023 and January 1, 2023, the Company and certain subsidiaries had federal net operating loss ("NOL") carryforwards of $102.2 million and $93.6 million, respectively. Of these, $30.7 million will expire, if not utilized, by 2037.
As of December 31, 2023 and January 1, 2023, the Company and certain subsidiaries also had state NOL carryforwards in the amount of $48.1 million and $45.9 million, respectively. The state NOL carryforwards continue to expire in 2023, however, some state NOL's are able to be carried forward indefinitely.
As of December 31, 2023 and January 1, 2023, the Company and certain subsidiaries had federal tax credit carryforwards in the amount of $0.7 million and $0.4 million, respectively.
As of December 31, 2023 and January 1, 2023, certain subsidiaries had nominal state tax credit carryforwards.
Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the "change in ownership” provisions of the Code and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

Valuation Allowance
The Company recorded a valuation allowance of $36.9 million and $27.3 million at December 31, 2023 and January 1, 2023, respectively. In determining the need for a valuation allowance, the Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit use of the existing deferred tax assets ("DTA's”). As of December 31, 2023, a significant piece of objective negative evidence evaluated was the three-year cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTA's such as some of the investment in UBH, federal operating losses subject to annual limitations due to "change in ownership” provisions, and state net operating losses where the Company does not expect to continue to have nexus. Therefore, a valuation allowance has been recorded against the DTA's for which it is more-likely-than-not they will not be realized. The Company has DTA’s related to its investment in the partnership that are expected to be realized in the ordinary course of operations or generate future net operating losses for which a portion will have an indefinite carryforward period. Additionally, the Company has deferred tax liabilities ("DTL’s”) related to its investment in the partnership that will not reverse in the ordinary course of business and will only reverse when the partnership is sold or liquidated. The Company has no intention of disposing of or liquidating the partnership and therefore has not considered the indefinite lived DTL as a source of income to offset other DTA’s. In weighing positive and negative evidence, both objective and subjective, including its three-year cumulative loss and the ability to offset DTA’s with definite lived DTL’s, the Company has recorded a valuation allowance against its DTA’s related to net operating losses and deductible book/tax differences and recorded a DTL primarily related to the book over tax basis in the investment in the partnership that will not reverse in the ordinary course of operations. The Company considered that an indefinite lived DTL may be considered as a source of taxable income for an indefinite lived DTA; however, given our indefinite lived DTL will only reverse upon sale or liquidation, the Company determined that it was more appropriate to record a valuation allowance against a portion of its DTA’s. The amount of DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.
The net change in valuation allowance of $9.6 million was recorded as an increase to income tax expense for $6.4 million and an adjustment to equity for $3.2 million.
As of December 31, 2023, tax years 2020 through 2023 remain open and subject to examination by the Internal Revenue Service and the majority of the states where the Company has nexus, and tax years 2019 through 2023 remain open and subject to examination in selected states that have a four year statute of limitations.
Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of December 31, 2023 and January 1, 2023.
Tax receivable agreement liability
Pursuant to an election under section 754 of the Code, the Company obtained an increase in its share of the tax basis in the net assets of UBH when it was deemed to purchase UBH units from a third party then holding common and preferred interests of the Continuing Members and purchased UBH units from the Continuing Members per the Business Combination Agreement. The Continuing Members have the option to exchange UBH units along with the forfeiture of a corresponding number of Class V Common Stock of the Company for UBI common stock post-Business Combination. The Company intends to treat any such exchanges as direct purchases for U.S. federal income tax purposes, which is expected to further increase its share of the tax basis in the net assets of UBH. The increases in tax basis may reduce the amounts the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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
As of December 31, 2023, the Company recorded a TRA liability of $24.3 million, but it has a total liability of $38.5 million related to its projected obligations under the TRA. The total TRA liability includes $24.3 million that relates to payments that originated with the Business Combination and the acquisition of Kennedy and $14.2 million that relates to equity transactions that occurred during the fourth quarter of 2020 and third quarter of 2021. The Company recorded a partial valuation allowance on its DTA, that fully covers the tax basis that originated with the equity transactions that occured during the fourth quarter of 2020 and third quarter of 2021 as they are not more likely than not to be realized based on the positive and negative evidence that the Company considered. The Company has not recorded the $14.2 million of TRA liability that relates to the equity transactions that occured during the fourth quarter of 2020 and third quarter of 2021 as the liability is not probable under ASC 450 since the related DTA is not more likely than not to be realized as evidenced by the valuation allowance. The Company will continue to monitor positive and negative evidence to analyze its valuation allowance and it believes that sufficient positive evidence may arise to permit the release of a significant portion of its valuation allowance. If that were to occur, it would result in the need to record $14.2 million of additional TRA liability for the equity transactions that occured during the fourth quarter of 2020 and third quarter of 2021, which would result in a non-cash charge to pretax results.
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

The following table presents lease expense we have recorded on our consolidated statements of operations for the fiscal years ended December 31, 2023, January 1, 2023 and January 2, 2022:

(in thousands)	For the Fiscal Year Ended December 31, 2023	For the Fiscal Year Ended January 1, 2023	For the Fiscal Year Ended January 2, 2022
Finance lease expense:
Amortization of finance ROU asset	$2,973	$2,585	$2,553
Interest of finance ROU asset	550	318	254
Total finance lease expense	3,523	2,903	2,807
Operating lease expense (1)	22,437	16,679	9,118
Total lease expense	$25,960	$19,582	$11,925
(1) Included variable and short-term lease expense of $4.6 million and $5.3 million, respectively, for the fiscal year ended December 31, 2023, $3.2 million and $3.8 million, respectively, for the fiscal year ended January 1, 2023 and $2.1 million and $3.4 million, respectively, for the fiscal year ended January 2, 2022.
Finance leases, net, are included in Property, Plant and Equipment, net as follows:

(in thousands)	As of December 31, 2023	As of January 1, 2023
Leases	$17,956	$16,340
Less: accumulated depreciation	8,007	5,571
Leases, net	$9,949	$10,769
Maturities of lease liabilities as of December 31, 2023:

(in thousands)	Operating Leases	Finance Leases	Total
2024	$17,630	$3,314	$20,944
2025	15,500	2,761	18,261
2026	12,940	2,465	15,405
2027	9,061	1,937	10,998
2028	5,008	752	5,760
2029 and thereafter	5,690	167	5,857
Total undiscounted obligations	65,829	11,396	77,225
Less imputed interest	(6,909)	(1,251)	(8,160)
Present value of lease obligations	$58,920	$10,145	$69,065

The following table summarizes supplemental balance sheet information related to leases as of December 31, 2023 and January 1, 2023:

	As of December 31, 2023		As of January 1, 2023
(in thousands, except lease term and discount rate)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU asset, non-current(1)	$56,705	$9,949	$46,075	$10,769

Lease liability, current	$14,992	$2,808	$12,389	$2,839
Lease liability, non-current	43,928	7,337	35,331	8,156
Total lease liabilities	$58,920	$10,145	$47,720	$10,995

Weighted average remaining lease term (in years)	4.4	3.9	4.8	4.4
Weighted average discount rate	4.04%	5.80%	3.22%	4.43%

(1) Finance ROU assets are reflected within property, plant, and equipment, net on our consolidated balance sheets and operating leases ROU assets are reflected within other assets on our consolidated balance sheets.
The following table presents other information related to leases for the fiscal year ended December 31, 2023, January 1, 2023 and January 2, 2022 (in thousands):

	For the Fiscal Year Ended December 31, 2023	For the Fiscal Year Ended January 1, 2023	For the Fiscal Year Ended January 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,717	$12,531	$8,755
Operating cash flows from finance leases	$550	$318	$254
Financing cash flows from finance leases	$2,973	$2,585	$2,741
Leased assets obtained in exchange for new lease liabilities:
Operating leases	$26,315	$24,958	$11,412
Finance leases	$2,761	$6,379	$2,157
17.WARRANTS
As a result of the Business Combination, the Company assumed 7,200,000 Private Placement Warrants that were initially issued to the Sponsor simultaneously with the closing of its initially public offering that are exercisable for shares of UBI Class A Common Stock. The Private Placement Warrants have a term of five years and expire in August 2025. As of December 31, 2023 and January 1, 2023, there were 7,200,000 Private Placement Warrants outstanding.
The Private Placement Warrants are exercisable on a cashless basis, at the holder’s option, and are non-redeemable by the Company so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders as set forth in the warrant agreement with respect to such warrants.
The Warrants are accounted for as derivative liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity ("ASC 815-40”), due to certain settlement provisions in the corresponding warrant agreement that do not meet the criteria to be classified in stockholders’ equity. Pursuant to ASC 815-40, the Warrants are classified as a liability at fair value on the Company’s Consolidated Balance Sheet, and the change in the fair value of such liability in each period is recognized as a non-cash gain or loss in the Company’s Consolidated Statements of Operations and Comprehensive Income (loss). The Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the Warrants recognized.

The remeasurement of the warrant liability resulted in a gain of $2.2 million for the fiscal year ended December 31, 2023 and $0.7 million for the fiscal year ended January 1, 2023, and $36.7 million for the fiscal year ended January 2, 2022. Such gains are not attributable to the noncontrolling interest.
18.EQUITY
Class A Common Stock
The Company is authorized to issue 1,000,000,000 shares of Class A Common Stock, par value $0.0001 per share, of which 81,187,977 and 80,882,334 shares of UBI were issued and outstanding as of December 31, 2023 and January 1, 2023, respectively.
Class V Common Stock
The Company is also authorized to issue 61,249,000 shares of Class V Common Stock, par value of $0.0001 all of which were issued to the Continuing Members in connection with the closing of the Business Combination. Each of the Continuing Members' common limited liability company units of UBH along with a share of Class V Common Stock may be exchanged for one share of Class A Common Stock of the Company upon certain restrictions being satisfied. As of both December 31, 2023 and January 1, 2023 there was 59,349,000 shares of Class V Common Stock outstanding. On September 21, 2021, the Continuing Members exchanged 1,000,000 Common Company Units together with the surrender and cancellation of the same number of Class V Common Stock for an equal number of shares of Class A Common Stock. The Company did not receive any proceeds as a result of this exchange.
19.EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding. Diluted earnings per share is based on the weighted average number shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share-based awards outstanding. There is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company's net loss position. The potentially dilutive securities that would be anti-dilutive due to the Company's net loss are not included in the calculation of diluted net loss per share attributable to controlling interest. The anti-dilutive securities are included in the table below. Refer to Note 11. "Share-Based Compensation" for further information on the share-based awards considered in the diluted EPS computation.

The following tables reconcile the numerators and denominators used in the computations of both basic and diluted earnings per share:

(in thousands, except share data)	For the Fiscal Year Ended December 31, 2023	For the Fiscal Year Ended January 1, 2023	For the Fiscal Year Ended January 2, 2022
Numerator:
Net income (loss) attributable to controlling interest	$(24,937)	$(392)	$20,555
Denominator:
Weighted average Class A Common Stock shares, basic	81,081,458	80,093,094	76,677,981
Dilutive securities included in diluted earnings per share calculation
Warrants	—	—	3,316,122
RSUs	—	—	1,055,003
PSUs	—	—	32,256
Stock options	—	—	8,867
Total dilutive weighted average shares	81,081,458	80,093,094	81,090,229
Basic earnings per share	$(0.31)	$—	$0.26
Diluted earnings per share	$(0.31)	$—	$0.25
Weighted average Class V Common Stock not subject to earnings per share calculation	59,349,000	59,349,000	60,063,286
Net loss attributable to noncontrolling interest	$15,095	$13,649	12,557
The diluted earnings per share computation excludes the effect of certain RSUs and Options granted to directors and management which convert into, or are exercisable for, shares of Class A Common Stock upon vesting as their inclusion would have been anti-dilutive. Anti-dilutive securities excluded from diluted earnings per share calculation:

(in thousands)	For the Fiscal Year Ended December 31, 2023	For the Fiscal Year Ended January 1, 2023	For the Fiscal Year Ended January 2, 2022
Warrants	1,882,627	1,888,256	—
RSUs	271,330	83,261	—
PSUs	125,958	62,408	—
Shares of the Company’s Class V Common Stock do not participate in earnings or losses of the Company and, therefore, are not participating securities. The PSUs, RSUs granted to our directors and certain employees in fiscal year 2020, and 2020 LTIP RSUs were not considered participating securities despite the holders of these stock-based compensation awards being entitled to participate in dividends declared on Class A Common Stock, if and when declared, on a one-to-one per-share basis, because the dividends are only payable upon full vesting of the awards, and as such, the dividend is forfeitable. At both December 31, 2023 and January 1, 2023, the Continuing Members held all 59,349,000 shares of Class V Common Stock issued and outstanding and also held an equal number of common limited liability company units of UBH, which comprise the noncontrolling interest. The net loss attributable to the noncontrolling interest was $15.1 million for the fiscal year ended December 31, 2023, $13.6 million for the fiscal year ended January 1, 2023, and net loss attributable to non-controlling interest of $12.6 million for the fiscal year ended January 2, 2022, respectively.

20.SUBSEQUENT EVENTS
On February 5, 2024, the Company sold certain assets and brands to affiliates of Our Home™, an operating company of Better-for-You brands (“Our Home”). Under the agreement, affiliates of Our Home agreed to purchase the Good Health® and R.W. Garcia® brands, the Lincolnton, NC, and Lititz, PA manufacturing facilities and certain related assets, and assume the Company’s Las Vegas, NV facility lease and manufacturing operations.
In addition, the Company and Our Home will operate under a Transition Services Agreement for 12 months. The total consideration for the transactions is $182.5 million, subject to customary adjustments. In addition, post-closing, the parties will operate under reciprocal co-manufacturing agreements under which Our Home will co-manufacture certain of the Company's products and the Company will co-manufacture certain Good Health® products. Certain Good Health® products will continue to be distributed and sold on the Company's DSD network for Our Home. At this time, the Company cannot estimate the impact of this transaction on its consolidated financial statements.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.
Attestation Report of the Registered Public Accounting Firm
The Company's internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There was no other change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our executive officers and directors is provided below. Other information required by this item will be set forth in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (our “2024 Proxy Statement”) under the captions “Executive Officers of Utz Brands, Inc.” “Corporate Governance” and "Delinquent Section 16(a) Reports” to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our 2024 Proxy Statement, which is to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
The information regarding executive officers of the Company required by Item 401 of SEC Regulation S-K will be located in our 2024 Proxy Statement in the section entitled “Executive Officers of Utz Brands, Inc.” which information is incorporated herein by reference
The information required by Item 401 of SEC Regulation S-K concerning the directors and nominees for director of the Company, together with a discussion of the specific experience, qualifications, attributes and skills that led the Board to conclude that the director or nominee should serve as a director at this time, will be located in our 2024 Proxy Statement in the section entitled “Proposal No. 1 – Election of Directors,” which information is incorporated herein by reference.
Information regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and information regarding the status of one or more members of the Audit Committee as an “audit committee financial expert” will be located in our 2024 Proxy Statement in the section entitled "Committees and Meetings of the Board – Board Committees,” which information is incorporated herein by reference.
Information regarding our Business Code of Conduct and Ethics applicable to our directors, officers and associates will be located in our 2024 Proxy Statement in the Section entitled “Corporate Governance―Corporate Governance Policies―Code of Ethics,”) which information is incorporated herein by reference.
Item 11. Executive Compensation
Information concerning executive compensation will be located in our 2024 Proxy Statement in the section entitled, “Executive and Director Compensation,” which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning ownership of our voting securities by certain beneficial owners, individual nominees for director, the named executive officers, including persons serving as our Chief Executive Officer and Chief Financial Officer, and directors and executive officers as a group, will be located in our 2024 Proxy Statement in the section entitled "Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.
Information regarding all of the Company’s equity compensation plans will be located in our 2024 Proxy Statement in the section entitled “Executive and Director Compensation ― Equity Compensation Plan Information,” which information is incorporated herein by reference to our 2024 Proxy Statement, which is to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 will be included under the heading "Related Party Transactions - Transactions with Related Persons” and "Corporate Governance - Director Independence" in our 2024 Proxy Statement, which is to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
Information required by this Item 14 will be included under the heading "Audit, Audit-Related, Tax and All Other Fees” in our 2024 Proxy Statement, which is to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated by reference into this Annual Report on Form 10-K.
Part IV

Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of the report
1.Financial Statements
The following Consolidated Financial Statements of Utz Brands, Inc. and the Reports of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report on Form 10-K.

Index to the Financial Statements	Page

Report of Independent Registered Public Accounting Firm (Grant Thornton LLP, Philadelphia, PA, PCAOB ID Number 248)	60

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (Grant Thornton LLP, Philadelphia, PA, PCAOB ID Number 248)	62

Consolidated Balance Sheets as of December 31, 2023 and January 1, 2023	63

Consolidated Statements of Operations And Comprehensive Income (Loss) for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022	64

Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022	65

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022	67

Notes to Consolidated Financial Statements	68
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

3.3
Bylaws of the Company, as Amended and Restated (incorporated by reference to Exhibit 3.3 to Utz Brands, Inc.'s Quarterly Report on Form 10-Q (File No. 001-38686), filed with the Commission on May 11, 2023).

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

4.4*	Description of Securities
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

10.4	Amendment to Investor Rights Agreement dated October 21, 2021.
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

10.6†
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

10.7†
Eighth Amendment to ABL Facility, dated July 20, 2023 (incorporated by reference to Exhibit 10.1 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686) dated July 20, 2023 and filed with the Commission on July 21, 2023).

10.8+
Offer Letter dated August 28, 2020 by and between the Company and Dylan Lissette (incorporated by reference to Exhibit 10.10 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686), filed with the Commission on September 3, 2020).

10.9+
Offer Letter, dated June 27, 2017, entered into by and between Utz Quality Foods, LLC and Ajay Kataria (incorporated by reference to Exhibit 10.9 to Collier Creek’s Registration Statement on Form S-4 (File No. 333-239151), filed with the Commission on August 3, 2020).

10.10+	Utz Brands, Inc. 2020 Omnibus Equity Incentive Plan, as amended, and the forms of award agreements thereunder.
10.11+
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

10.14
Bridge Credit Agreement, entered into as of December 14, 2020, among Utz Quality Foods, LLC, Utz Brands Holdings, LLC, Bank of America, N.A., and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686) dated December 14, 2020 filed with the Commission on December 14, 2020.

10.15
Bridge Security Agreement, dated as of December 14, 2020, among Utz Quality Foods, LLC, Utz Brands Holdings, LLC, the other guarantors party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686) dated December 14, 2020 filed with the Commission on December 14, 2020.

10.16+
Offer Letter, dated April 11, 2017, entered into by and between Utz Quality Foods, LLC and Mark Schreiber (incorporated by reference to Exhibit 10.19 to Utz Brands, Inc.'s Annual Report on Form 10-K (File No. 001-38686), filed with the Commission on March 18, 2021.

10.17+
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

10.18+
Offer Letter dated September 30, 2022, issued by Utz Brands, Inc. to Howard A. Friedman (incorporated by reference to Exhibit 10.1 of Utz Brands, Inc.’s Current Report on Form 8-K dated September 30, 2022 (File No. 001-38686), filed with the Commission on October 3, 2022).

10.19+
Amendment No. 1 to Howard Friedman Offer Letter, dated November 8, 2023 (incorporated by reference to Exhibit 10.2 to Utz Brands, Inc.'s Quarterly Report on Form 10-Q (File No. 001-38686), filed with the Commission on November 9, 2023).

10.20+
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

19*	Utz Brands, Inc. Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of Grant Thornton LLP, independent registered accounting firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of Sarbanes-Oxley Act of 2002.
97.1*	Utz Brands, Inc. Amended and Restated Clawback and Forfeiture Policy
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith
+	Indicates a management or compensatory plan.
†	Schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 29, 2024                    UTZ BRANDS, INC.
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

Signature	Title	Date

/s/ Howard Friedman	Director and Chief Executive Officer	February 29, 2024
Howard Friedman	(Principal Executive Officer)	Date

/s/ Ajay Kataria	Executive Vice President, Chief Financial Officer	February 29, 2024
Ajay Kataria	(Principal Financial Officer & Principal Accounting Officer)	Date

/s/ Dylan B. Lissette	Chairman; Director	February 29, 2024
Dylan B. Lissette		Date

/s/ Roger K. Deromedi	Lead Independent Director	February 29, 2024
Roger K. Deromedi		Date

/s/ Michael W. Rice	Director; Chairman Emeritus; Special Adviser	February 29, 2024
Michael W. Rice		Date

/s/ Craig D. Steeneck	Director; Chair, Audit Committee	February 29, 2024
Craig D. Steeneck		Date

/s/ John W. Altmeyer	Director; Chair, Nominating and Corporate Governance Committee	February 29, 2024
John W. Altmeyer		Date

/s/ Timothy P. Brown	Director	February 29, 2024
Timothy P. Brown		Date

/s/ Christine Choi	Director	February 29, 2024
Christine Choi		Date

/s/ Antonio F. Fernandez	Director	February 29, 2024
Antonio F. Fernandez		Date

/s/ Jason K. Giordano	Director; Chair, Compensation Committee	February 29, 2024
Jason K. Giordano		Date

/s/ B. John Lindeman	Director	February 29, 2024
B. John Lindeman		Date

/s/ Pamela Stewart	Director	February 29, 2024
Pamela Stewart		Date