Form 10-Q
period 2024-03-31
Utz Brands, Inc.
filed 2024-05-02
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 29, 2024, 81,473,973 Class A Common Stock, par value $0.0001 per share, and 59,349,000 shares of Class V Common Stock, par value $0.0001 per share, were issued and outstanding.

INTRODUCTORY NOTE

On August 28, 2020 (the "Closing Date"), Utz Brands, Inc. (formerly Collier Creek Holdings), consummated a business combination (the "Business Combination") with Utz Brands Holdings, LLC ("UBH") pursuant to the terms of the Business Combination Agreement, dated as of June 5, 2020 (the "Business Combination Agreement"), entered into by and among the Company, UBH, and Series U of UM Partners, LLC ("Series U") and Series R of UM Partners, LLC ("Series R" and together with Series U, the "Continuing Members"). Additional information about the Business Combination can be found in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
As a result of a number of known and unknown risks and uncertainties, the Company’s results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ are described under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our risk factors since the filing of the Annual Report on Form 10-K for the year ended December 31, 2023.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
March 31, 2024 and December 31, 2023
(In thousands, except share information)

	As of March 31, 2024	As of December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$47,004	$52,023
Accounts receivable, less allowance of $3,103 and $2,933, respectively	135,227	135,130
Inventories	104,586	104,666
Prepaid expenses and other assets	36,978	30,997
Current portion of notes receivable	4,987	5,237
Total current assets	328,782	328,053
Non-current Assets
Assets held for sale	3,253	7,559
Property, plant and equipment, net	295,836	318,881
Goodwill	870,695	915,295
Intangible assets, net	1,011,237	1,063,413
Non-current portion of notes receivable	11,477	12,413
Other assets	103,972	101,122
Total non-current assets	2,296,470	2,418,683
Total assets	$2,625,252	$2,746,736
LIABILITIES AND EQUITY
Current Liabilities
Current portion of term debt	$20,651	$21,086
Current portion of other notes payable	7,696	7,649
Accounts payable	115,651	124,361
Accrued expenses and other	91,278	77,590
Total current liabilities	235,276	230,686
Non-current portion of term debt and revolving credit facility	736,246	878,511
Non-current portion of other notes payable	19,086	19,174
Non-current accrued expenses and other	73,691	76,720
Non-current warrant liability	55,080	43,272
Deferred tax liability	115,785	114,690
Total non-current liabilities	999,888	1,132,367
Total liabilities	1,235,164	1,363,053
Commitments and Contingencies
Equity
Shares of Class A Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 81,406,827 and 81,187,977 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	8	8
Shares of Class V Common Stock, $0.0001 par value; 61,249,000 shares authorized; 59,349,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	6	6
Additional paid-in capital	952,227	944,573
Accumulated deficit	(306,842)	(298,049)
Accumulated other comprehensive income	25,652	22,958
Total stockholders' equity	671,051	669,496
Noncontrolling interest	719,037	714,187
Total equity	1,390,088	1,383,683
Total liabilities and equity	$2,625,252	$2,746,736

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the thirteen weeks ended March 31, 2024 and April 2, 2023
(In thousands, except share information)
(Unaudited)

	Thirteen weeks ended March 31, 2024	Thirteen weeks ended April 2, 2023
Net sales	$346,523	$351,433
Cost of goods sold	226,950	246,937
Gross profit	119,573	104,496

Selling, distribution, and administrative expenses
Selling and distribution	73,666	65,046
Administrative	35,782	41,040
Total selling, distribution, and administrative expenses	109,448	106,086

Loss on sale of assets, net	(470)	(508)

Income (loss) from operations	9,655	(2,098)
Other income (expense), net
Gain on sale of business	44,015	—
Interest expense	(13,831)	(14,378)
Other income	910	1,615
Loss on remeasurement of warrant liability	(11,808)	(2,232)
Other income (expense), net	19,286	(14,995)

Income (loss) before taxes	28,941	(17,093)
Income tax expense (benefit)	26,544	(2,611)
Net income (loss)	2,397	(14,482)
Net (income) loss attributable to noncontrolling interest	(6,387)	5,355
Net loss attributable to controlling interest	$(3,990)	$(9,127)

Loss per Class A Common stock: (in dollars)
Basic	$(0.05)	$(0.11)
Diluted	$(0.05)	$(0.11)

Weighted-average shares of Class A Common stock outstanding
Basic	81,389,465	80,978,008
Diluted	81,389,465	80,978,008

Net income (loss)	$2,397	$(14,482)
Other comprehensive income (loss):
Change in fair value of interest rate swap	4,659	(10,325)
Comprehensive income (loss)	7,056	(24,807)
Net comprehensive (income) loss attributable to noncontrolling interest	(8,352)	9,722
Net comprehensive loss attributable to controlling interest	$(1,296)	$(15,085)
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
For the thirteen weeks ended March 31, 2024 and April 2, 2023
(In thousands, except share information)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	80,882,334	$8	59,349,000	$6	$926,919	$(254,564)	$30,777	$703,146	$748,538	$1,451,684
Share-based compensation	130,534	—		—	4,634	—	—	4,634	—	4,634
Payments of tax withholding requirements for employee stock awards		—		—	(589)	—	—	(589)	—	(589)
Net loss		—		—	—	(9,127)	—	(9,127)	(5,355)	(14,482)
Cash dividends declared		—		—	—	(56)	—	(56)	—	(56)
Other comprehensive loss		—		—	—	—	(5,958)	(5,958)	(4,367)	(10,325)
Balance at April 2, 2023	81,012,868	$8	59,349,000	$6	$930,964	$(263,747)	$24,819	$692,050	$738,816	$1,430,866

Balance at December 31, 2023	81,187,977	$8	59,349,000	$6	$944,573	$(298,049)	$22,958	$669,496	$714,187	$1,383,683
Share-based compensation	218,850	—		—	3,913	—	—	3,913	—	3,913
Payments of tax withholding requirements for employee stock awards		—		—	(1,397)	—	—	(1,397)	—	(1,397)
Deferred tax impact from divestiture		—		—	5,138	—	—	5,138	—	5,138
Net (loss) income		—		—	—	(3,990)	—	(3,990)	6,387	2,397
Cash dividends declared		—		—	—	(4,803)	—	(4,803)	—	(4,803)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3,502)	(3,502)
Other comprehensive income		—		—	—	—	2,694	2,694	1,965	4,659
Balance at March 31, 2024	81,406,827	$8	59,349,000	$6	$952,227	$(306,842)	$25,652	$671,051	$719,037	$1,390,088

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the thirteen weeks ended March 31, 2024 and April 2, 2023
(In thousands)
(Unaudited)

	Thirteen weeks ended March 31, 2024	Thirteen weeks ended April 2, 2023
Cash flows from operating activities
Net income (loss)	$2,397	$(14,482)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment and other charges	—	1,945
Depreciation and amortization	18,302	20,094
Gain on sale of business	(44,015)	—
Loss on remeasurement of warrant liability	11,808	2,232
Loss on sale of assets	470	508
Share-based compensation	3,913	4,634
Deferred taxes	6,159	357
Deferred financing costs	1,760	5
Changes in assets and liabilities:
Accounts receivable, net	(8,578)	(71)
Inventories	(6,190)	(5,450)
Prepaid expenses and other assets	(6,503)	(2,123)
Accounts payable and accrued expenses and other	11,412	(16,092)
Net cash used in operating activities	(9,065)	(8,443)
Cash flows from investing activities
Purchases of property and equipment	(13,630)	(13,906)
Proceeds from sale of property and equipment	6,006	451
Proceeds from sale of business	167,500	—
Proceeds from sale of routes	7,199	6,127
Proceeds from the sale of IO notes	855	867
Notes receivable	(9,919)	(7,557)
Net cash provided by (used in) investing activities	158,011	(14,018)
Cash flows from financing activities
Borrowings on line of credit	37,000	20,000
Repayments on line of credit	(37,119)	—
Borrowings on term debt and notes payable	9,798	2,331
Repayments on term debt and notes payable	(154,239)	(6,244)
Payments of tax withholding requirements for employee stock awards	(1,397)	(589)
Dividends	(4,625)	(4,663)
Distribution to noncontrolling interest	(3,383)	(3,383)
Net cash (used in) provided by financing activities	(153,965)	7,452
Net decrease in cash and cash equivalents	(5,019)	(15,009)
Cash and cash equivalents at beginning of period	52,023	72,930
Cash and cash equivalents at end of period	$47,004	$57,921

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying consolidated financial statements comprise the financial statements of Utz Brands, Inc. ("UBI" or the "Company") and its wholly owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). They do not include all information and notes required by U.S. GAAP for annual financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s financial statements for the year ended December 31, 2023. The balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements as of and for the year ended December 31, 2023. In the opinion of management, such financial information reflects all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with the U.S. GAAP. Operating results for the interim period are not necessarily indicative of the results that may be expected for any future period or for the full year. The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023. All intercompany transactions and balances have been eliminated in consolidation.
Prior Period Revision - Consolidated Statement of Cash Flows– For the thirteen weeks ended March 31, 2024, the Company disclosed the borrowings of lines of credit and repayments of lines of credit as separate line items within the financing activities section of the Consolidated Statement of Cash Flows. The Company has corrected these line items for the thirteen weeks ended April 2, 2023 for comparability purposes and deems the change to that period to be immaterial.
Revenue Recognition – The Company’s revenues primarily consist of the sale of salty snack items to customers, including supermarkets, mass merchants, club stores, dollar and discount stores, convenience stores, independent grocery stores, drug stores, food service, vending, military, and other channels. The Company sells its products in most regions of the United States primarily through its direct-store delivery ("DSD") network, direct to warehouse shipments, and third-party distributors. These revenue contracts generally have a single performance obligation. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to customers, including applicable discounts, returns, allowances, trade promotion, consumer coupon redemption, unsaleable product, and other costs, some of which are recorded in Selling and distribution. Amounts billed and due from customers are classified as accounts receivables and require payment on a short-term basis and, therefore, the Company does not have any significant financing components.
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
The Company offers various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade customer or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. The Company has reserves in place of $10.8 million as of March 31, 2024, which include adjustments taken by customers of $5.1 million that are awaiting final processing and reserves of $17.4 million as of December 31, 2023, which include adjustments taken by customers of $6.2 million that are awaiting final processing. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.

Recently Issued Accounting Standards – In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes: Improvements to Income Tax Disclosures, to amend existing income tax disclosure guidance, primarily requiring more detailed disclosures for income taxes paid and the effective tax rate reconciliation. The ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently evaluating the ASU to determine its impact on the Company's income tax disclosures.
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

2.DIVESTITURE
On February 5, 2024, the Company sold certain assets and brands to affiliates of Our Home™, an operating company of Better-for-You brands (“Our Home”). Under the agreement, affiliates of Our Home purchased the Good Health and R.W. Garcia brands, the Lincolnton, NC, and Lititz, PA manufacturing facilities and certain related assets, and assumed the Company’s Las Vegas, NV facility lease and manufacturing operations (the "Good Health and R.W. Garcia Sale") for $167.5 million, subject to customary adjustments.
The following table summarizes the net assets and liabilities included in the Good Health and R.W. Garcia Sale:

Property, plant, and equipment, net	$27,483
Goodwill	44,600
Intangible assets, net	44,327
Net working capital adjustments	7,075
Net assets sold	$123,485
The Company recognized a gain on the Good Health and R.W. Garcia Sale of $44.0 million. The gain on the Good Health and R.W. Garcia Sale is recognized as Gain on sale of business in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended March 31, 2024.
The Company and Our Home will operate under a transition services agreement for 12 months. In addition, following the closing of the Good Health and R.W. Garcia Sale, the parties will operate under reciprocal co-manufacturing agreements under which Our Home will co-manufacture certain of the Company's products and the Company will co-manufacture certain Good Health products. Certain Good Health products will continue to be distributed and sold on the Company's DSD network for Our Home. The Company received approximately $15.5 million in advance from Our Home for certain terms under these agreements for which the Company will recognize through income from operations over the term of the transition services agreement and co-manufacturing agreements.
3.INVENTORIES
Inventories consisted of the following:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Finished goods	$68,271	$65,673
Raw materials	27,328	29,757
Maintenance parts	8,987	9,236
Total inventories	$104,586	$104,666
In connection with the Good Health and R.W. Garcia Sale in February 2024, the Company sold inventory of $6.3 million. See Note 2. Divestiture.

4.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Land	$26,891	$28,561
Buildings	117,134	123,603
Machinery and equipment	221,848	248,886
Land improvements	3,199	3,887
Building improvements	1,740	5,163
Construction-in-progress	40,174	35,533
	410,986	445,633
Less: accumulated depreciation	(115,150)	(126,752)
Property, plant and equipment, net	$295,836	$318,881
Depreciation expense was $8.7 million and $10.4 million for the thirteen weeks ended March 31, 2024 and April 2, 2023, respectively. Depreciation expense is classified in cost of goods sold, selling, distribution, and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). During the thirteen weeks ended April 2, 2023, the Company recognized expense of $1.9 million related to the impairment of equipment.
During the thirteen weeks ended March 31, 2024, in connection with the Good Health and R.W. Garcia Sale as described in Note 2. Divestiture, the Company sold its Lincolnton, NC, and Lititz, PA manufacturing facilities and certain related assets having a book value of $27.5 million. The Company also sold its manufacturing facility in Birmingham, AL for proceeds of $6.0 million. The Birmingham, AL manufacturing facility was classified as Assets held for sale on the Consolidated Balance Sheet at December 31, 2023.
5.GOODWILL AND INTANGIBLE ASSETS, NET
A rollforward of goodwill is as follows:

(in thousands)
December 31, 2023	$915,295
Good Health and R.W. Garcia Sale, Note 2. Divestiture	(44,600)
Balance as of March 31, 2024	$870,695
Intangible assets, net, consisted of the following:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Subject to amortization:
Distributor/customer relationships	$647,712	$677,930
Trademarks	59,920	63,850
Amortizable assets, gross	707,632	741,780
Accumulated amortization	(124,824)	(120,405)
Amortizable assets, net	582,808	621,375
Not subject to amortization:
Trade names	419,513	434,513
Route assets	8,916	7,525
Intangible assets, net	$1,011,237	$1,063,413

The Company sold customer relationships and trademarks in the amount of $26.0 million and $18.3 million, respectively, related to the Good Health and R.W. Garcia Sale. See Note 2. Divestiture for further discussion. There were no other significant changes to intangible assets during the thirteen weeks ended March 31, 2024 and April 2, 2023 other than those which arise from the normal course of business from buying and selling of Company-owned route assets and amortization.
Amortization of the distributor/customer relationships, technology, and trade names amounted to $9.2 million and $9.4 million for the thirteen weeks ended March 31, 2024 and April 2, 2023, respectively. The expense related to the amortization of intangibles is classified in administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
6.NOTES RECEIVABLE
Contracts are executed between the Company and IOs for the sale of the product distribution routes, including a note in favor of the Company, in certain cases. The notes bear interest at rates ranging from 4.50% to 10.31% with terms ranging generally from two to ten years. The notes receivable balances due from IOs at March 31, 2024 and December 31, 2023 totaled $16.4 million and $17.6 million, respectively, and are collateralized by the routes for which the loans are made. The Company also sold certain of these notes to Bank of America and one other bank. The Company has a corresponding notes payable liability, related to these sold IOs notes receivables. See Note 10. Contingencies.
7.ACCRUED EXPENSES AND OTHER
Current accrued expenses and other consisted of the following:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Accrued compensation and benefits	$14,278	$21,466
Accrued Federal income tax payable	18,534	—
Operating right of use liability	15,063	14,992
Insurance liabilities	7,230	6,811
Accrued freight and manufacturing related costs	3,331	4,424
Accrued dividends and distributions	8,136	7,972
Accrued interest	927	13,280
Deferred transition services and other fees (a)	12,727	—
Other accrued expenses	11,052	8,645
Total accrued expenses and other	$91,278	$77,590
(a) See Note 2. Divestiture, for further discussion.
Non-current accrued expenses and other consisted of the following:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Operating right of use liability	$42,745	$43,928
Tax Receivable Agreement liability	24,198	24,297
Supplemental retirement and salary continuation plans	6,748	6,559
Long-term portion of an interest rate hedge liability	—	1,936
Total accrued expenses and other	$73,691	$76,720

8.TERM DEBT, REVOLVING CREDIT FACILITY AND OTHER NOTES PAYABLE
Term Debt and Revolving Credit Facility
Term debt and revolving credit facilities consists of the following:

Debt (in thousands)	Original Principal Balance	Maturity Date	As of March 31, 2024	As of December 31, 2023
Term Loan B	$795,000	January-28	$630,335	$771,335
Real Estate Term Loan (1)	$88,140	October-32	70,891	80,184
Equipment loans (2)	$79,814		62,435	56,482
ABL facility (3)		October-27	248	368
Net impact of debt issuance costs and original issue discounts			(7,012)	(8,772)
Total long-term debt			756,897	899,597
Less: current portion			(20,651)	(21,086)
Long term portion of term debt and financing obligations			$736,246	$878,511
(1) Loan by City National Bank which is secured by a majority of the real estate assets of the Company ("Real Estate Term Loan").
(2) Equipment loans have varying maturities from November 2024 to September 2028.
(3) Asset-based revolving credit facility ("ABL facility").
In connection with the Good Health and R.W. Garcia Sale as described in Note 2. Divestiture, the Company made a $141.0 million payment on its Term Loan B and $8.5 million payment on its Real Estate Term Loan during thirteen weeks ended March 31, 2024.
Other Notes Payable and Capital Leases
Amounts outstanding under notes payable consisted of the following:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Note payable – IO notes	$15,594	$16,478
Finance lease obligations	11,088	10,145
Other	100	200
Total notes payable	26,782	26,823
Less: current portion	(7,696)	(7,649)
Long term portion of notes payable	$19,086	$19,174
Interest Expense
Interest expense consisted of the following:

(in thousands)	Thirteen weeks ended March 31, 2024	Thirteen weeks ended April 2, 2023
Company’s ABL facility and other long-term debt	$11,782	$14,142
Amortization of deferred financing fees	1,760	5
IO loans	289	231
Total interest	$13,831	$14,378

9.DERIVATIVE FINANCIAL INSTRUMENTS, PURCHASE COMMITMENTS, WARRANTS AND FAIR VALUE
Derivative Financial Instruments
The Company uses interest rate swaps to manage its interest rate exposure on its Term Loan B and its Real Estate Term Loan. The interest rate swaps are recorded on the Company’s Consolidated Balance Sheets at fair value. See Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable.
In conjunction with Real Estate Term Loan pay downs during the thirteen weeks ended March 31, 2024 discussed within Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable and estimated future pay downs, the Company determined that $36.7 million of hedged forecasted transactions were not probable of occurring. As such, effective February 1, 2024, the Company de-designated its interest rate hedge accounting on its Real Estate Term Loan and re-designated a new interest hedging relationship totaling $47.0 million. As a result, the Company immediately reclassified $0.3 million of accumulated other comprehensive income to earnings which is reflected as a decrease to interest expense within the Consolidated Statements of Operations and Comprehensive Income (Loss). As of March 31, 2024, $36.7 million of the remaining notional of the Company's interest rate swap will be recorded at fair value with mark-to-market adjustments recorded immediately in earnings.
As of and for the thirteen weeks ended March 31, 2024, there were no changes to the hedge accounting related to Term Loan B.
Warrant Liabilities
As of each of March 31, 2024 and December 31, 2023, there were 7,200,000 private placement warrants outstanding which are accounted for as derivative liabilities pursuant to ASC 815-40. A reconciliation of the changes in the warrant liability during the thirteen weeks ended March 31, 2024 is as follows:

(in thousands)
Fair value of warrant liabilities as of December 31, 2023	$43,272
Loss on remeasurement of warrant liability	11,808
Fair value of warrant liabilities as of March 31, 2024	$55,080
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $97.1 million as of March 31, 2024 and $66.7 million as of December 31, 2023. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment gains (losses) totaling $0.8 million for the thirteen weeks ended March 31, 2024 and $(2.7) million for the thirteen weeks ended April 2, 2023, respectively.
Fair Value
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 31, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$47,004	$—	$—	$47,004
Commodity contracts	—	563	—	563
Interest rate swaps	—	36,451	—	36,451
Total assets	$47,004	$37,014	$—	$84,018
Liabilities:
Commodity contracts	$—	$1,269	$—	$1,269
Private placement warrants	—	55,080	—	55,080
Debt	—	756,897	—	756,897
Total liabilities	$—	$813,246	$—	$813,246

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
Guarantees
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $56.3 million and $52.8 million at March 31, 2024 and December 31, 2023, respectively, which are accounted for as an off balance sheet arrangement. As discussed in Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable, the Company also sold notes receivable on its books to Bank of America during fiscal years 2023, and 2024, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at March 31, 2024 and December 31, 2023 was $14.0 million and $14.8 million, respectively. Due to the structure of the transactions, the sale did not qualify for sale accounting treatment, and as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding note receivable also remained on the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year.
Additionally, the Company guarantees loans for the purchase of routes made by two other banks. The outstanding balances of these loans were $2.5 million and $2.9 million at March 31, 2024 and December 31, 2023, respectively, of which $2.0 million and $2.2 million was included in the Company's Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, respectively. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance.
All of the above IO loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
11.SUPPLEMENTARY CASH FLOW INFORMATION

(in thousands)	Thirteen weeks ended March 31, 2024	Thirteen weeks ended April 2, 2023
Cash paid for interest	$24,424	$14,408
Refunds related to income taxes	$22	$63
Payments for income taxes	$15	$6
Finance lease additions	$1,763	$308

12.INCOME TAXES
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
The Company recorded income tax expense of $26.5 million and benefit of $2.6 million for the thirteen weeks ended March 31, 2024 and April 2, 2023, respectively. The effective tax rates for the thirteen weeks ended March 31, 2024 and April 2, 2023 were 91.7% and 15.3%, respectively. The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of UBH, which is a partnership, is not taxed at the Company level, and is required to allocate some of its taxable results to the Continuing Members, as well as state taxes and the fair value impact of warrant liabilities. The Company’s effective tax rate for the thirteen weeks ended March 31, 2024 was 1.7% before consideration of any discrete items. During the thirteen weeks ended March 31, 2024, the effective tax rate was impacted by the sale certain assets and brands to affiliates of Our Home™ and statutory state tax rate changes which resulted in a discrete tax expense of $26.1 million and $0.5 million, respectively.
The Company regularly evaluates valuation allowances established for deferred tax assets (“DTA's”) for which future realization is uncertain. The Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit use of the existing DTA's. As of March 31, 2024, a significant piece of objective negative evidence evaluated was the twelve-quarter cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTA's such as the investment in UBH, federal operating losses subject to annual limitations due to “change in ownership” provisions, and state net operating losses where the Company does not expect to continue to have nexus. Therefore, a valuation allowance has been recorded against the DTA's for which it is more likely than not they will not be realized. The Company has DTA’s related to its investment in the partnership that are expected to be realized in the ordinary course of operations or generate future net operating losses for which a portion will have an indefinite carryforward period. Additionally, the Company has deferred tax liabilities (“DTL’s”) related to its investment in the partnership that will not reverse in the ordinary course of business and will only reverse when the partnership is sold or liquidated. The Company has no intention of disposing of or liquidating the partnership and therefore has not considered the indefinite lived DTL as a source of income to offset other DTA’s. In weighing positive and negative evidence, both objective and subjective, including its twelve-quarter cumulative loss, the Company has recorded a valuation allowance against its DTA’s related to net operating losses and deductible book/tax differences and recorded a DTL primarily related to the book over tax basis in the investment in the partnership that will not reverse in the ordinary course of business. The Company considered that an indefinite lived DTL may be considered as a source of taxable income for an indefinite lived DTA; however, given our indefinite lived DTL will only reverse upon sale or liquidation, the Company determined that it was more appropriate to record a valuation allowance against a portion of its DTA’s. The amount of DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.
As of March 31, 2024, tax years 2020 through 2024 remain open and subject to examination by the Internal Revenue Service and the majority of the states where the Company has nexus, and tax years 2019 through 2024 remain open and subject to examination in selected states that have a four year statute of limitations.
Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of March 31, 2024 and December 31, 2023.

Tax receivable agreement liability
Pursuant to an election under section 754 of the Internal Revenue Code, the Company obtained an increase in its share of the tax basis in the net assets of UBH when it was deemed to purchase UBH units from a third party then holding common and preferred interest of the Continuing Members and purchased UBH units from the Continuing Members per the Business Combination Agreement. The Continuing Members have the option to exchange UBH units along with the forfeiture of a corresponding number of Class V Common Stock of the Company for UBI common stock post-Business Combination. The Company intends to treat any such exchanges as direct purchases for U.S. federal income tax purposes, which is expected to further increase its share of the tax basis in the net assets of UBH. The increases in tax basis may reduce the amounts the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
Pursuant to the Business Combination Agreement, the Company entered into the Tax Receivable Agreement in connection with the Business Combination (the “Tax Receivable Agreement” or "TRA") , which provides for the payment by the Company of 85% of the amount of any tax benefits realized as a result of (i) increases in the share of the tax basis in the net assets of UBH resulting from the Business Combination and any future exchanges by the Continuing Members of UBH units for UBI common stock; (ii) tax basis increases attributable to payments made under the TRA; and (iii) tax amortization deductions attributable to the acquisition of Kennedy and the election to treat the transaction as an asset deal for tax purposes (the "TRA Payments"). The rights of each party under the TRA other than the Company are assignable, subject to certain restrictions. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable, among other factors.
As of March 31, 2024 and December 31, 2023, the Company had a liability of $24.2 million and $24.3 million, respectively, related to its projected obligations under the TRA, which is reflected as current and non-current accrued expenses in the Consolidated Balance Sheets.

13.LOSS PER SHARE
Basic loss per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding during the periods. Diluted loss per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share-based awards outstanding during the periods.
The following table reconciles the numerators and denominators used in the computations of both basic and diluted loss per share:

(in thousands, except share data)	Thirteen weeks ended March 31, 2024	Thirteen weeks ended April 2, 2023
Numerator:
Net loss attributable to common stockholders	$(3,990)	$(9,127)
Denominator:
Weighted average Class A Common Stock shares, basic	81,389,465	80,978,008
Dilutive securities included in diluted earnings per share calculation:
Warrants	—	—
RSUs	—	—
PSUs	—	—
Stock options	—	—
Total dilutive weighted average shares	81,389,465	80,978,008
Basic loss per share	$(0.05)	$(0.11)
Diluted loss per share	$(0.05)	$(0.11)
Class V Common Stock not subject to loss per share calculation	59,349,000	59,349,000
Net income (loss) attributable to noncontrolling interest	$6,387	$(5,355)
The diluted loss per share computation excludes the effect of certain warrants, restricted stock units ("RSUs"), performance stock units ("PSUs"), and stock options granted to directors and management which convert to Class A Common Stock upon vesting or being exercised, as their inclusion would have been anti-dilutive. Anti-dilutive securities excluded from diluted earnings per share calculation are as follows:

	Thirteen weeks ended March 31, 2024	Thirteen weeks ended April 2, 2023
Warrants	2,548,053	2,196,193
RSUs	417,011	180,908
PSUs	263,975	104,102
Stock options	33,670	1,601
Shares of the Company’s Class V Common Stock do not participate in earnings or losses of the Company and, therefore, are not participating securities. The PSUs and RSUs, were not considered participating securities despite the holders of these stock-based compensation awards being entitled to participate in dividends declared on Class A Common Stock, if and when declared, on a one-to-one per-share basis, because the dividends are only payable upon full vesting of the awards, and as such, the dividend is forfeitable. As of each of March 31, 2024 and December 31, 2023, the Continuing Members held all 59,349,000 shares of Class V Common Stock issued and outstanding and also held an equal number of common limited liability company units of UBH, which comprise the noncontrolling interest. The net income (loss) attributable to the noncontrolling interest was $6.4 million and $(5.4) million for the thirteen weeks ended March 31, 2024 and April 2, 2023, respectively.

14.SUBSEQUENT EVENTS
In April 2024, the Company sold its Berlin, PA and Fitchburg, MA manufacturing facilities and certain related assets for $18.5 million.
On April 17, 2024, the Company amended its Term Loan B to refinance in full all of the $630.0 million outstanding term loans and reduce the interest rate from the Secured Overnight Financing Rate ("SOFR") rate plus a credit spread adjustment plus 3.00% to the SOFR rate plus 2.75%, as well as certain other changes. Other material terms of the Term Loan B, including the January 2028 maturity date, remain unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis of our financial condition and results of operations ("MD&A") should be read in conjunction with our unaudited interim consolidated financial statements as of and for the thirteen weeks ended March 31, 2024, together with our audited consolidated financial statements for our most recently completed fiscal year set forth under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 and other filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Our fiscal year end is the Sunday closest to December 31. Our fiscal year 2023 ended December 31, 2023 and was a fifty-two-week fiscal year, our fiscal year 2024 will end on December 29, 2024 and is a fifty-two-week fiscal year. Our fiscal quarters are comprised of thirteen weeks each, except for fifty-three-week fiscal years for which the fourth quarter is comprised of fourteen weeks, and ends on the thirteenth Sunday of each quarter (fourteenth Sunday of the fourth quarter, when applicable).
Overview
Our Company was founded in 1921 in Hanover, Pennsylvania and benefits from over 100 years of brand awareness and heritage in the salty snack industry. We are a leading United States manufacturer of branded salty snacks, producing a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, pork skins, pub/party mixes, and other snacks. Our iconic portfolio of authentic, craft, and BFY brands, includes Utz®, ON THE BORDER®, Zapp’s®, Golden Flake®, Boulder Canyon®, Hawaiian® Brand, and TORTIYAHS!®, among others, and enjoys strong household penetration in the United States, where our products can be found in approximately 49% of U.S. households as of December 31, 2023. As of March 31, 2024, we operate 11 manufacturing facilities across the United States with a broad range of capabilities, and are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors, and approximately 2,300 direct-store delivery ("DSD") routes. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2023 retail sales, we are the second-largest producer of branded salty snacks in our core geographies where we have acquired strong regional brands and distribution capabilities in recent years.
Key Developments and Trends
Our management team monitors a number of developments and trends that could impact our revenue and profitability objectives.
Long-Term Demographics, Consumer Trends, and Demand – We participate in the attractive and growing $38 billion U.S. salty snacks category, within the broader approximately $129 billion market for U.S. snack foods as of March 24, 2024. For the thirteen weeks ended March 31, 2024, U.S. retail sales for salty snacks based on Circana data increased by 1.4% versus the comparable prior year period. Our retail sales increased 4.1% over the thirteen weeks ended March 31, 2024. In the last few years snacking occasions have been on the rise as consumers increasingly seek out convenient, delicious snacks for both on-the-go and at-home lifestyles. A 2023 study from Circana cites that 54% of consumers eat snacks to add excitement to their daily diet, up two points versus two years ago and that 49% of consumers snack three or more times per day, up four points versus two years ago. Additionally, the salty snacks category has historically benefited from favorable competitive dynamics, including low private label penetration and category leaders competing primarily through marketing and innovation. We expect these consumer trends to continue to drive consistent retail sales growth for salty snacks for the foreseeable future.

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

Financing Costs and Exposure to Interest Rate Changes – As of March 31, 2024, we had $701.2 million in variable rate indebtedness, down from $851.5 million at December 31, 2023. The decrease in variable rate debt is primarily due to a $141.0 million payment on the Term Loan B and $8.5 million payment on the loan by City National Bank which is secured by a majority of the real estate assets of our subsidiaries through September 2032 (the “Real Estate Term Loan”) made in connection with the Good Health and R.W. Garcia Sale as described in Note 2. Divestiture. As of March 31, 2024 our variable rate indebtedness is benchmarked to the Term SOFR Screen Rate (‘SOFR”). As of March 31, 2024, we entered into interest rate hedges covering $547.0 million of debt. Our interest rate hedge strategy has limited some of our exposure to changes in interest rates. We regularly evaluate our variable and fixed-rate debt. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the thirteen weeks ended March 31, 2024 was 6.6%, up from 5.6% during the thirteen weeks ended April 2, 2023. We have used interest rate swaps to help manage some of our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable and Note 9. Derivative Financial Instruments, Purchase Commitments, Warrants and Fair Value to our unaudited consolidated financial statements included under Part I, Item 1 of this filing for additional information on debt, derivative and purchase commitment activity. The Company has experienced the effect of increased interest rates on the portion of its debt that is not hedged and, continued rising interest rates could negatively impact our net income.
Recent Developments and Significant Items Affecting Comparability
Divestiture
On February 5, 2024, the Company sold certain assets and brands to affiliates of Our Home™, an operating company of Better-for-You brands (“Our Home”). Under the agreement, affiliates of Our Home purchased the Good Health and R.W. Garcia brands, the Lincolnton, NC, and Lititz, PA manufacturing facilities and certain related assets, and assumed the Company’s Las Vegas, NV facility lease and manufacturing operations (the "Good Health and R.W. Garcia Sale") for $167.5 million, subject to customary adjustments. See Note 2. Divestiture for further discussion.
Commodity Trends
We regularly monitor worldwide supply and commodity costs so that we can cost-effectively secure ingredients, packaging and fuel required for production. A number of external factors such as weather, which may be impacted in unanticipated ways due to climate change, commodity market conditions, and the effects of governmental, agricultural or other programs, may affect the cost and availability of raw materials and agricultural materials used in our products. We address commodity costs primarily through the use of buying-forward, which locks in pricing for key materials between three and 18 months in advance. Other methods include hedging, net pricing adjustments to cover longer term cost inflation, and manufacturing and overhead cost control. Our hedging techniques, such as forward contracts, limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. We experienced an increase in pricing in certain commodity trends that continued to rise throughout fiscal year 2022 and have since stabilized during fiscal year 2023 and into 2024. Commodity cost increases in commodity trends may adversely impact our net income. Additionally, the Company has experienced rising costs related to fuel and freight rates as well as rising labor costs which have negatively impacted profitability. Transportation costs have been on the rise since early in 2021 and may continue to rise which may also adversely impact net income. The Company looks to offset rising costs through increasing manufacturing and distribution efficiencies as well as through price increases to our customers, although it is unclear whether historic customer sales levels will be maintained at these higher prices. Due to competitive market conditions, planned trade or promotional incentives, or other factors, our pricing actions may also lag commodity cost changes.
While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. Market factors including supply and demand may result in higher costs of sourcing those materials.

Independent Operator Conversions
Our DSD distribution is executed via Company-owned routes operated by route sales professionals ("RSP" or "RSPs"), and third-party routes managed by independent operators ("IOs"). We have used the IO and RSP models for more than a decade. In fiscal year 2017, we embarked on a multi-year strategy to convert all company-owned RSP routes to the IO model. As of March 31, 2024, substantially all of our DSD routes are managed by IOs. The conversion process involves selling distribution rights of a defined route to an IO. As we convert a large number of routes in a year, there is a meaningful decrease in the selling, distribution administrative costs that we previously incurred on RSPs and a corresponding increase in discounts paid to IOs to cover their costs to distribute our product. The net impact is a reduction in selling and distribution expenses and a decrease in net sales and gross profit. Conversions also impact our balance sheet resulting in an increase in cash proceeds to us as a result of selling the route to an IO, or by creating notes receivable related to the sale of the routes.
Results of Operations
Overview
The following tables present selected unaudited financial data for the thirteen weeks ended March 31, 2024 and April 2, 2023.

(in thousands)	Thirteen weeks ended March 31, 2024	Thirteen weeks ended April 2, 2023
Net sales	$346,523	$351,433
Cost of goods sold	226,950	246,937
Gross profit	119,573	104,496
Selling, distribution, and administrative expenses
Selling and distribution	73,666	65,046
Administrative	35,782	41,040
Total selling, distribution, and administrative expenses	109,448	106,086
Loss on sale of assets, net	(470)	(508)
Income (loss) from operations	9,655	(2,098)
Other (expense) income
Gain on sale of business	44,015	—
Interest expense	(13,831)	(14,378)
Other income	910	1,615
Loss on remeasurement of warrant liability	(11,808)	(2,232)
Other income (expense), net	19,286	(14,995)
Income (loss) before taxes	28,941	(17,093)
Income tax expense (benefit)	26,544	(2,611)
Net income (loss)	2,397	(14,482)
Net (income) loss attributable to noncontrolling interest	(6,387)	5,355
Net loss attributable to controlling interest	$(3,990)	$(9,127)

Thirteen weeks ended March 31, 2024 versus thirteen weeks ended April 2, 2023
Net sales
Net sales was $346.5 million and $351.4 million for the thirteen weeks ended March 31, 2024 and April 2, 2023, respectively. Net sales for the thirteen weeks ended March 31, 2024 decreased $4.9 million or 1.4% over the comparable period in 2023. The Good Health and R.W. Garcia Sale contributed 2.5% to the year-over-year decrease in net sales for thirteen weeks ended March 31, 2024 and an additional 0.4% of the decrease was related to continued IO conversions. The decrease in net sales was partially offset by favorable volume/mix of 1.1% and pricing of 0.4%. IO discounts increased to $44.4 million for the thirteen weeks ended March 31, 2024 from $42.2 million for the corresponding thirteen weeks ended April 2, 2023.
Net sales are evaluated based on classification as Power and Foundation brands. Our Power Brands, which comprise 83% of our net sales for the thirteen weeks ended March 31, 2024, are comprised of our iconic heritage Utz brand and iconic On The Border® brand; craft brands such as Zapp’s®, Golden Flake® Pork Skins, TORTIYAHS!, and Hawaiian®; BFY brands such as Boulder Canyon®; strong regional snacking brands such as Bachman®, Tim’s Cascade® Snacks, and "Dirty" Potato Chips®; and selected licensed brands such as TGI Fridays®. Our Foundation Brands, which comprise 17% of our net sales for the thirteen weeks ended March 31, 2024, include strong regional snacking brands, such as Golden Flake® Chips and Cheese, and Snyder of Berlin®, as well as other partner and private label brands. For the thirteen weeks ended March 31, 2024, Power brand sales increased by approximately 3.9%, while Foundation brand sales decreased by approximately 8.4% from corresponding sales for the thirteen weeks ended April 2, 2023.
Excluding the impacts of increased IO discounts related to IO conversions and the Good Health and R.W. Garcia Sale, net sales increased 1.5% for the thirteen weeks ended March 31, 2024 versus the corresponding period in fiscal year 2023 driven by the favorable volume/mix and pricing discussed above driven by the Company's Power Brands.
Cost of goods sold and Gross profit
Gross profit was $119.6 million and $104.5 million for the thirteen weeks ended March 31, 2024 and April 2, 2023, respectively. Our gross profit margin was 34.5% for the thirteen weeks ended March 31, 2024 versus 29.7% for the thirteen weeks ended April 2, 2023. The increase in gross profit and gross profit margin was primarily driven by productivity, favorable sales mix and pricing, partially offset by cost inflation and supply chain investments. Additionally, IO discounts increased to $44.4 million for the thirteen weeks ended March 31, 2024 from $42.2 million for the thirteen weeks ended April 2, 2023. IO conversions contributed to a gross profit decline of $1.5 million, or a gross profit margin of 0.4%.
Selling, distribution, and administrative expense
Selling, distribution, and administrative expenses were $109.4 million and $106.1 million for the thirteen weeks ended March 31, 2024 and April 2, 2023, respectively, resulting in an increase of $3.4 million or 3.2% for the thirteen weeks ended March 31, 2024 over the corresponding period in fiscal year 2023. The increase in expenses for the thirteen weeks ended March 31, 2024 compared to the thirteen weeks ended April 2, 2023 was primarily due to primarily due to to increased marketing spend, higher distribution costs, and investments in capabilities. These expenses were partially offset by a reduction in selling costs from the shift to IO’s and productivity benefits.

Loss on sale of assets
Loss on sale of assets was $0.5 million for each of the thirteen weeks ended March 31, 2024 and April 2, 2023.
Other income (expense), net
Other income (expense), net was $19.3 million and $(15.0) million for the thirteen weeks ended March 31, 2024 and April 2, 2023, respectively. The increase in other income for the thirteen weeks ended March 31, 2024 compared to the thirteen weeks ended April 2, 2023 was primarily due to the gain on sale of business of $44.0 million relating to the Good Health and R.W. Garcia Sale which occurred on February 5, 2024. See Note 2. Divestiture for further discussion. This gain was partially offset by an increase in the loss on the remeasurement of warrant liability of $9.6 million for the thirteen weeks ended March 31, 2024 versus the corresponding period in fiscal year 2023.

Income taxes
Income tax expense (benefit) was $26.5 million and $(2.6) million for the thirteen weeks ended March 31, 2024 and April 2, 2023, respectively. The increase in income tax expense for the thirteen weeks ended March 31, 2024 versus the corresponding period in fiscal year 2023 is primarily attributable to the Good Health and R.W. Garcia Sale which occurred on February 5, 2024. See Note 2. Divestiture for further discussion.
Non-GAAP Financial Measures
We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identifies trends in our underlying operating results and provides additional insight and transparency on how we evaluate the business. We use non-GAAP financial measures to budget, make operating and strategic decisions, and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. The adjustments generally fall within the categories of non-cash items, acquisition, divestiture and integration costs and gains, business transformation initiatives, and financing-related costs. We believe the non-GAAP measures should always be considered along with the related U.S. GAAP financial measures. We have provided the reconciliations between the U.S. GAAP and non-GAAP financial measures below, and we also discuss our underlying U.S. GAAP results throughout this MD&A section.
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
EBITDA and Adjusted EBITDA
We define EBITDA as Net Income before Interest, Income Taxes, and Depreciation and Amortization.
We define Adjusted EBITDA as EBITDA further adjusted to exclude certain non-cash items, such as accruals for long-term incentive programs, hedging and purchase commitments adjustments, remeasurement of warrant liabilities, asset impairments, acquisition, divestiture and integration costs and gains, business transformation initiatives, and financing-related costs.
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

The following table provides a reconciliation from net income (loss) to EBITDA and Adjusted EBITDA for the thirteen weeks ended March 31, 2024 and April 2, 2023:

(dollars in millions)	Thirteen weeks ended March 31, 2024	Thirteen weeks ended April 2, 2023
Net loss	$2.4	$(14.5)
Plus non-GAAP adjustments:
Income Tax (Benefit) Expense	26.5	(2.6)
Depreciation and Amortization	18.3	20.1
Interest Expense, Net	13.8	14.4
Interest Income (IO loans)(1)	(0.8)	(0.4)
EBITDA	60.2	17.0
Certain Non-Cash Adjustments(2)	4.0	9.2
Acquisition, Divestiture and Integration(3)	(38.4)	3.7
Business Transformation Initiatives(4)	5.8	8.2
Financing-Related Costs(5)	—	0.1
Loss on Remeasurement of Warrant Liability(6)	11.8	2.2
Adjusted EBITDA	$43.4	$40.4
Adjusted EBITDA as a % of Net Sales	12.5%	11.5%
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
(2)Certain Non-Cash Adjustments are comprised primarily of the following:
Incentive programs – The Company incurred $3.9 million and $4.6 million of share-based compensation expense, that was awarded to associates and directors, and compensation expense associated with the employee stock purchase plan for the thirteen weeks ended March 31, 2024 and April 2, 2023, respectively.
Asset Impairments and Write-Offs — For the thirteen weeks ended April 2, 2023, the Company recorded an adjustment for an impairment of $1.9 million related to fixed assets.
Purchase Commitments and Other Adjustments – We have purchase commitments for specific quantities at fixed prices for certain of our products’ key ingredients. To facilitate comparisons of our underlying operating results, this adjustment was made to remove the volatility of purchase commitments related to unrealized gains and losses. The adjustment related to Purchase Commitments and Other Adjustments was $0.1 million and $2.7 million for the thirteen weeks ended March 31, 2024 and April 2, 2023, respectively.
(3)Adjustment for Acquisition, Divestiture and Integration Costs and (Gains) – This is comprised of consulting, transaction services, and legal fees incurred for acquisitions and divestitures and certain potential acquisitions and divestitures, in addition to expenses associated with integrating recent acquisitions. Such expenses were $5.6 million for the thirteen weeks ended March 31, 2024. Also included for the thirteen weeks ended March 31, 2024 was a gain of $44.0 million related to the Good Health and R.W. Garcia Sale. These expenses were $4.9 million for the thirteen weeks ended April 2, 2023, offset by $1.2 million of income for the reduction of the Tax Receivable Agreement Liability associated with the Business Combination.
(4)Business Transformation Initiatives Adjustment – This adjustment is related to consultancy, professional, and legal fees incurred for specific initiatives and structural changes to the business that do not reflect the cost of normal business operations. In addition, gains and losses realized from the sale of distribution rights to IOs and the subsequent disposal of trucks, severance costs associated with the elimination of RSP positions, and enterprise resource planning system transition costs, fall into this category. The Company incurred such costs of $5.8 million and $8.2 million for the thirteen weeks ended March 31, 2024 and April 2, 2023, respectively.

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
ABL Facility
As of March 31, 2024 and December 31, 2023, $0.2 million and $0.4 million, respectively, was outstanding under the Company's asset-based revolving credit facility ("ABL facility"). Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit and amounts borrowed. As of March 31, 2024 and December 31, 2023, $151.9 million and $158.4 million, respectively, was available for borrowing, net of letters of credit. Standby letters of credit in the amount of $16.3 million and $12.2 million have been issued as of March 31, 2024 and December 31, 2023, respectively. The standby letters of credit are primarily issued for insurance purposes. Refer to Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable for more information.
Cash Requirements
Our expected future payments at March 31, 2024 primarily consist of:
•Short-term cash requirements related primarily to funding operations (including expenditures for raw materials, labor, manufacturing and distribution, trade and promotions, advertising and marketing, benefit plan obligations and lease expenses) as well as periodic expenditures for acquisitions, stockholder returns (such as dividend payments), property, plant and equipment and any significant one-time non-operating items;
•Cash requirements related to Other Notes Payable and Capital Leases (Refer to Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable);
•Long-term cash requirements primarily relate to funding long-term debt repayments and related interest payment on long-term debt (Refer to Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable);
•Long-term cash requirements related to our deferred taxes; and
•Operating lease liabilities.

Off-Balance Sheet Arrangements
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. Refer to Note 9. Derivative Financial Instruments, Purchase Commitments, Warrants and Fair Value.
IO Guarantees Off Balance Sheet
The Company partially guarantees loans made to IOs by Bank of America and two other banks for the purchase of routes, some of which was recorded on the Company's Consolidated Balance Sheet and some of which were off-balance sheet arrangements. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default. Refer to Note 10. Contingencies.
Cash Flow
The following table presents net cash provided by operating activities, investing activities and financing activities for the thirteen weeks ended March 31, 2024 and April 2, 2023.

(in thousands)	Thirteen weeks ended March 31, 2024	Thirteen weeks ended April 2, 2023
Net cash used in operating activities	$(9,065)	$(8,443)
Net cash provided by (used in) investing activities	$158,011	$(14,018)
Net cash (used in) provided by financing activities	$(153,965)	$7,452
Net cash used in operating activities for the thirteen weeks ended March 31, 2024 was $9.1 million compared to $8.4 million thirteen weeks ended April 2, 2023, with the difference largely driven by increases in accounts payable and accrued expense and other, partially offset by a decrease in cash net income and the timing of accounts receivable, net.
Cash provided by investing activities for the thirteen weeks ended March 31, 2024 was $158.0 million primarily driven by proceeds from sale of business of $167.5 million partially offset by purchases of property and equipment, versus cash used in investing activity of $14.0 million for the thirteen weeks ended April 2, 2023 primarily driven by purchases of property and equipment.
Net cash used in financing activities was $154.0 million for the thirteen weeks ended March 31, 2024, primarily driven by the pay down of debt utilizing the proceeds from the Good Health and R.W. Garcia Sale versus net cash provided by financing activities of $7.5 million for the thirteen weeks ended April 2, 2023, which was primarily a result of a draw on the line of credit of $20.0 million and other borrowings offset by payments of dividends and distributions.
Debt Covenants
The Term Loan B and the ABL facility are collateralized by substantially all of the assets and liabilities of UBH and its subsidiaries excluding the real estate assets secured by the Real Estate Term Loan, including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with its financial covenants as of March 31, 2024.
New Accounting Pronouncements
See Note 1. Operations and Summary of Significant Accounting Policies to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
There were no changes to critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates under Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 29, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 29, 2024. Our exposures to market risk have not changed materially since the filing of the Annual Report on Form 10-K for the year ended December 31, 2023.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

Our risk factors are set forth in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 29, 2024. There have been no material changes to our risk factors since the filing of the Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION
a) None.
b) None.
c) During the quarter ended March 31, 2024, the Roger K. Deromedi Revocable Trust u/a/d 2/11/2000 (the "Revocable Trust"), a trust affiliated with Roger Deromedi, the Lead Independent Director of the Company’s Board of Directors, adopted a Rule

10b5-1 trading plan (the “Plan”). The Plan provides for the potential sale of up to 506,270 shares of the Company’s Class A Common Stock held by the Revocable Trust to occur between June 11, 2024 (the first trade date) and February 7, 2025 (the Plan end date). Mr. Deromedi holds voting and dispositive power over the shares of Class A Common Stock held by the Revocable Trust. This Plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.
ITEM 6. EXHIBITS

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
2.1
Purchase Agreement dated January 31, 2024, by and among GH Pop Holdings LLC, R.W. Garcia Holdings, LLC, Utz Quality Foods, LLC, Condor Snack Foods, LLC, Healthy Snacks Holdco LLC, North Carolina Tortilla Manufacturing LLC, Pennsylvania Tortilla Manufacturing LLC and Best Snacks, LLC. (incorporated by reference to Exhibit 2.1 of Utz Brands, Inc.'s Current Report on Form 8-K dated January 31, 2024 (File No. 001-38686), filed with the Commission on January 31, 2024).

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

10.1
Amendment No. 5 to that certain First Lien Credit Agreement, dated as of November 21, 2017 (incorporated by reference to Exhibit 10.1 to Utz Brands, Inc.'s Current Report on Form 8-K (File No. 001-38686), filed with the Commission on April 18, 2024).

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

Date: May 2, 2024 UTZ BRANDS, INC.

By:      /s/ Ajay Kataria
Name:     Ajay Kataria
Title: Executive Vice President,
Chief Financial Officer and Chief                                                                                                                                                                                                                                                                         Accounting Officer