Form 10-Q
period 2024-06-30
Utz Brands, Inc.
filed 2024-08-01
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 29, 2024, 82,530,122 Class A Common Stock, par value $0.0001 per share, and 58,349,000 shares of Class V Common Stock, par value $0.0001 per share, were issued and outstanding.

INTRODUCTORY NOTE

On August 28, 2020 (the "Closing Date"), Utz Brands, Inc. (formerly Collier Creek Holdings) (the “Company”), consummated a business combination (the "Business Combination") with Utz Brands Holdings, LLC ("UBH") pursuant to the terms of the Business Combination Agreement, dated as of June 5, 2020 (the "Business Combination Agreement"), entered into by and among the Company, UBH, and Series U of UM Partners, LLC ("Series U") and Series R of UM Partners, LLC ("Series R" and together with Series U, the "Continuing Members"). Additional information about the Business Combination can be found in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
June 30, 2024 and December 31, 2023
(In thousands, except share information)

	As of June 30, 2024	As of December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$66,574	$52,023
Accounts receivable, less allowance of $3,077 and $2,933, respectively	137,962	135,130
Inventories	100,710	104,666
Prepaid expenses and other assets	44,539	30,997
Current portion of notes receivable	4,581	5,237
Total current assets	354,366	328,053
Non-current Assets
Assets held for sale	—	7,559
Property, plant and equipment, net	300,050	318,881
Goodwill	870,695	915,295
Intangible assets, net	1,012,447	1,063,413
Non-current portion of notes receivable	9,968	12,413
Other assets	102,590	101,122
Total non-current assets	2,295,750	2,418,683
Total assets	$2,650,116	$2,746,736
LIABILITIES AND EQUITY
Current Liabilities
Current portion of term debt	$12,034	$21,086
Current portion of other notes payable	7,365	7,649
Accounts payable	121,793	124,361
Accrued expenses and other	68,263	77,590
Total current liabilities	209,455	230,686
Non-current portion of term debt and revolving credit facility	785,539	878,511
Non-current portion of other notes payable	17,291	19,174
Non-current accrued expenses and other	73,843	76,720
Non-current warrant liability	42,192	43,272
Deferred tax liability	116,068	114,690
Total non-current liabilities	1,034,933	1,132,367
Total liabilities	1,244,388	1,363,053
Commitments and Contingencies
Equity
Shares of Class A Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 81,530,122 and 81,187,977 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	8	8
Shares of Class V Common Stock, $0.0001 par value; 61,249,000 shares authorized; 59,349,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	6	6
Additional paid-in capital	955,280	944,573
Accumulated deficit	(293,750)	(298,049)
Accumulated other comprehensive income	24,413	22,958
Total stockholders' equity	685,957	669,496
Noncontrolling interest	719,771	714,187
Total equity	1,405,728	1,383,683
Total liabilities and equity	$2,650,116	$2,746,736

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the thirteen and twenty-six weeks ended June 30, 2024 and July 2, 2023
(In thousands, except share information)
(Unaudited)

(in thousands)	Thirteen weeks ended June 30, 2024	Thirteen weeks ended July 2, 2023	Twenty-six weeks ended June 30, 2024	Twenty-six weeks ended July 2, 2023
Net sales	$356,190	$362,853	$702,713	$714,286
Cost of goods sold	231,436	245,460	458,386	492,397
Gross profit	124,754	117,393	244,327	221,889

Selling, distribution, and administrative expenses
Selling and distribution	73,780	66,869	147,446	131,915
Administrative	30,813	47,584	66,595	88,624
Total selling, distribution, and administrative expenses	104,593	114,453	214,041	220,539

Gain (loss) on sale of assets, net	2,373	(279)	1,903	(787)

Income from operations	22,534	2,661	32,189	563
Other income (expense), net
Gain on sale of business	—	—	44,015	—
Interest expense	(10,209)	(15,019)	(24,040)	(29,397)
Loss on debt extinguishment	(1,273)	—	(1,273)	—
Other income	198	272	1,108	1,887
Gain on remeasurement of warrant liability	12,888	2,808	1,080	576
Other income (expense), net	1,604	(11,939)	20,890	(26,934)

Income (loss) before taxes	24,138	(9,278)	53,079	(26,371)
Income tax (benefit) expense	(1,309)	(725)	25,236	(3,336)
Net income (loss)	25,447	(8,553)	27,843	(23,035)
Net (income) loss attributable to noncontrolling interest	(5,599)	4,429	(11,986)	9,784
Net income (loss) attributable to controlling interest	$19,848	$(4,124)	$15,857	$(13,251)

Income (loss) per Class A Common stock: (in dollars)
Basic	$0.24	$(0.05)	$0.19	$(0.16)
Diluted	$0.23	$(0.05)	$0.19	$(0.16)
Weighted-average shares of Class A Common stock outstanding
Basic	81,457,014	81,063,457	81,423,240	81,020,732
Diluted	84,954,412	81,063,457	84,762,662	81,020,732

Net income (loss)	$25,447	$(8,553)	$27,843	$(23,035)
Other comprehensive income (loss):
Change in fair value of interest rate swap	(2,142)	9,572	2,517	(753)
Comprehensive income (loss)	23,305	1,019	30,360	(23,788)
Net comprehensive (income) loss attributable to noncontrolling interest	(4,696)	383	(13,048)	10,105
Net comprehensive income (loss) attributable to controlling interest	$18,609	$1,402	$17,312	$(13,683)
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
For the thirteen and twenty-six weeks ended June 30, 2024 and July 2, 2023
(In thousands, except share information)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	80,882,334	$8	59,349,000	$6	$926,919	$(254,564)	$30,777	$703,146	$748,538	$1,451,684
Share-based compensation	130,534	—		—	4,634	—	—	4,634	—	4,634
Payments of tax withholding requirements for employee stock awards		—		—	(589)	—	—	(589)	—	(589)
Net loss		—		—	—	(9,127)	—	(9,127)	(5,355)	(14,482)
Cash dividends declared		—		—	—	(56)	—	(56)	—	(56)
Other comprehensive loss		—		—	—	—	(5,958)	(5,958)	(4,367)	(10,325)
Balance at April 2, 2023	81,012,868	$8	59,349,000	$6	$930,964	$(263,747)	$24,819	$692,050	$738,816	$1,430,866
Share-based compensation	128,549	—		—	4,305	—	—	4,305	—	4,305
Net loss		—		—	—	(4,124)	—	(4,124)	(4,429)	(8,553)
Other comprehensive income		—		—	—	—	5,526	5,526	4,046	9,572
Cash dividends declared		—		—	—	(9,240)	—	(9,240)	—	(9,240)
Distribution to noncontrolling interest		—		—	—	—	—	—	(6,766)	(6,766)
Balance at July 2, 2023	81,141,417	$8	59,349,000	$6	$935,269	$(277,111)	$30,345	$688,517	$731,667	$1,420,184

Balance at December 31, 2023	81,187,977	$8	59,349,000	$6	$944,573	$(298,049)	$22,958	$669,496	$714,187	$1,383,683
Share-based compensation	218,850	—		—	3,913	—	—	3,913	—	3,913
Payments of tax withholding requirements for employee stock awards		—		—	(1,397)	—	—	(1,397)	—	(1,397)
Deferred tax impact from divestiture		—		—	3,003	—	—	3,003	2,135	5,138
Net (loss) income		—		—	—	(3,990)	—	(3,990)	6,387	2,397
Cash dividends declared		—		—	—	(4,803)	—	(4,803)	—	(4,803)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3,502)	(3,502)
Other comprehensive income		—		—	—	—	2,694	2,694	1,965	4,659
Balance at March 31, 2024	81,406,827	$8	59,349,000	$6	$950,092	$(306,842)	$25,652	$668,916	$721,172	$1,390,088
Share-based compensation	123,295	—		—	5,261	—	—	5,261	—	5,261
Deferred tax impact from divestiture		—		—	(73)	—	—	(73)	1	(72)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Net income		—		—	—	19,848	—	19,848	5,599	25,447
Cash dividends declared		—		—	—	(4,940)	—	(4,940)	—	(4,940)
Special excess cash dividend		—		—	—	(1,816)	—	(1,816)	—	(1,816)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3,502)	(3,502)
Tax distribution		—		—	—	—	—	—	(2,596)	(2,596)
Other comprehensive loss		—		—	—	—	(1,239)	(1,239)	(903)	(2,142)
Balance at June 30, 2024	81,530,122	$8	59,349,000	$6	$955,280	$(293,750)	$24,413	$685,957	$719,771	$1,405,728

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the twenty-six weeks ended June 30, 2024 and July 2, 2023
(In thousands)
(Unaudited)

	Twenty-six weeks ended June 30, 2024	Twenty-six weeks ended July 2, 2023
Cash flows from operating activities
Net income (loss)	$27,843	$(23,035)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment and other charges	—	9,548
Depreciation and amortization	35,883	40,405
Gain on sale of business	(44,015)	—
Gain on remeasurement of warrant liability	(1,080)	(576)
(Gain) loss on sale of assets	(1,903)	787
Loss on debt extinguishment	1,273	—
Share-based compensation	9,174	8,939
Deferred taxes	6,445	(2,003)
Deferred financing costs	2,509	451
Changes in assets and liabilities:
Accounts receivable, net	(9,628)	(3,992)
Inventories	(3,969)	(4,379)
Prepaid expenses and other assets	(15,140)	(11,687)
Accounts payable and accrued expenses and other	(7,561)	(18,773)
Net cash used in operating activities	(169)	(4,315)
Cash flows from investing activities
Purchases of property and equipment	(37,781)	(30,158)
Purchases of intangibles	(9,220)	—
Proceeds from sale of property and equipment	24,062	959
Proceeds from sale of business	167,500	—
Proceeds from sale of routes	13,669	12,446
Proceeds from the sale of IO notes	1,544	2,161
Notes receivable	(18,834)	(16,191)
Net cash provided by (used in) investing activities	140,940	(30,783)
Cash flows from financing activities
Borrowings on line of credit	92,000	61,000
Repayments on line of credit	(47,191)	—
Borrowings on term debt and notes payable	16,618	3,246
Repayments on term debt and notes payable	(166,608)	(11,785)
Payment of debt issuance cost	(733)	—
Payments of tax withholding requirements for employee stock awards	(1,397)	(589)
Dividends paid	(9,428)	(9,281)
Distribution to noncontrolling interest	(9,481)	(6,766)
Net cash (used in) provided by financing activities	(126,220)	35,825
Net increase in cash and cash equivalents	14,551	727
Cash and cash equivalents at beginning of period	52,023	72,930
Cash and cash equivalents at end of period	$66,574	$73,657

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
Prior Period Revision - Consolidated Statement of Cash Flows – For the twenty-six weeks ended June 30, 2024, the Company disclosed the borrowings of lines of credit and repayments of lines of credit as separate line items within the financing activities section of the Consolidated Statement of Cash Flows. The Company has corrected these line items for the twenty-six weeks ended July 2, 2023 for comparability purposes and deems the change to that period to be immaterial.
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
The Company offers various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade customer or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. The Company has reserves in place of $18.2 million as of June 30, 2024, which include adjustments taken by customers of $8.9 million that are awaiting final processing and reserves of $17.4 million as of December 31, 2023, which include adjustments taken by customers of $6.2 million that are awaiting final processing. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.

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

2.DIVESTITURES
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
The following table summarizes the net assets and liabilities included in the Good Health and R.W. Garcia Sale on February 5, 2024:

Property, plant, and equipment, net	$27,483
Goodwill	44,600
Intangible assets, net	44,327
Net working capital adjustments	7,075
Net assets sold	$123,485
The Company recognized a gain on the Good Health and R.W. Garcia Sale of $44.0 million. The gain on the Good Health and R.W. Garcia Sale is recognized as Gain on sale of business in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-six weeks ended June 30, 2024.
On April 22, 2024, the Company sold to Our Home™ its Berlin, PA, and Fitchburg, MA manufacturing facilities and certain related assets (the “Manufacturing Facilities Sale”). The total consideration for the transactions is $18.5 million related to the facilities and certain inventory, subject to customary adjustments. The Company recognized a gain on the Manufacturing Facilities Sale of $4.3 million.
The Company and Our Home will operate under transition services agreements which end during the first half of 2025. In addition, the parties will operate under reciprocal co-manufacturing agreements under which Our Home will co-manufacture certain of the Company's products and the Company will co-manufacture certain Good Health products. Certain Good Health products will continue to be distributed and sold on the Company's DSD network for Our Home. The Company received approximately $18.7 million in advance from Our Home for certain terms under these agreements for which the Company will recognize through income from operations over the term of the transition services agreements.

3.INVENTORIES
Inventories consisted of the following:

(in thousands)	As of June 30, 2024	As of December 31, 2023
Finished goods	$67,707	$65,673
Raw materials	25,309	29,757
Maintenance parts	7,694	9,236
Total inventories	$100,710	$104,666
In connection with the Good Health and R.W. Garcia Sale in February 2024 and the Manufacturing Facilities Sale in April 2024, the Company sold inventory of $6.3 million and $1.6 million, respectively. See Note 2. Divestitures.
4.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

(in thousands)	As of June 30, 2024	As of December 31, 2023
Land	$25,861	$28,561
Buildings	112,506	123,603
Machinery and equipment	212,126	248,886
Land improvements	2,651	3,887
Building improvements	2,472	5,163
Construction-in-progress	57,306	35,533
	412,922	445,633
Less: accumulated depreciation	(112,872)	(126,752)
Property, plant and equipment, net	$300,050	$318,881
Depreciation expense was $8.2 million and $10.6 million for the thirteen weeks ended June 30, 2024 and July 2, 2023, respectively, and $17.0 million and $20.9 million for the twenty-six weeks ended June 30, 2024 and July 2, 2023, respectively. Depreciation expense is included in cost of goods sold, selling, distribution, and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
During the thirteen weeks ended July 2, 2023, the Company permanently ceased operations at the Company’s manufacturing facility located in Birmingham, AL (the “Birmingham Facility”) effective in June 2023 (the “Manufacturing Closure”). Golden Flake® and other products that were produced at the Birmingham Facility continue to be produced at other manufacturing facilities. The Manufacturing Closure reduced the Company's workforce by approximately 130 employees and the Company maintains its distribution center in Birmingham. The Company recorded expense of $8.9 million in connection with the Manufacturing Closure, which includes $1.3 million in severance and related costs and $7.6 million of asset impairments related to fixed assets. The severance and related expenses were recorded in the cost of goods sold line on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the thirteen weeks ended July 2, 2023. The fixed asset impairments are recorded in the administrative expenses line on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the thirteen weeks ended July 2, 2023. In addition, during the twenty-six weeks ended July 2, 2023, the Company recognized expense of $1.9 million related to the impairment of property, plant, and equipment unrelated to the Manufacturing Closure. During the twenty-six weeks ended June 30, 2024, the Company sold the Birmingham Facility for proceeds of $6.0 million and its Gramercy, LA facility for $1.8 million. Both of these facilities were classified as Assets held for sale on the Consolidated Balance Sheet at December 31, 2023.
During the twenty-six weeks ended June 30, 2024, in connection with the Good Health and R.W. Garcia Sale as described in Note 2. Divestitures, the Company sold its Lincolnton, NC, and Lititz, PA manufacturing facilities and certain related assets having a net book value of $27.5 million. Also, during the twenty-six weeks ended June 30, 2024 in connection with the Manufacturing Facilities Sale as described in Note 2. Divestitures, the Company sold its Berlin, PA and Fitchburg, MA manufacturing facilities having a net book value of $12.2 million and recognized a gain on the Manufacturing Facilities Sale of $4.3 million.
5.GOODWILL AND INTANGIBLE ASSETS, NET
A rollforward of goodwill is as follows:

(in thousands)
December 31, 2023	$915,295
Good Health and R.W. Garcia Sale, Note 2. Divestitures	(44,600)
Balance as of June 30, 2024	$870,695
Intangible assets, net, consisted of the following:

(in thousands)	As of June 30, 2024	As of December 31, 2023
Subject to amortization:
Distributor/customer relationships	$647,712	$677,930
Trademarks	59,920	63,850
Amortizable assets, gross	707,632	741,780
Accumulated amortization	(133,842)	(120,405)
Amortizable assets, net	573,790	621,375
Not subject to amortization:
Trade names	428,733	434,513
Route assets	9,924	7,525
Intangible assets, net	$1,012,447	$1,063,413
During the thirteen weeks ended March 31, 2024, the Company sold customer relationships and trademarks in the amount of $26.0 million and $18.3 million, respectively, related to the Good Health and R.W. Garcia Sale. See Note 2. Divestitures for further discussion. In addition, during the thirteen weeks ended June 30, 2024, the Company paid $9.2 million to purchase an indefinite life intangible right for use of a third party brand name. This intangible is included in indefinite life trade names. There were no other significant changes to intangible assets during the twenty-six weeks ended June 30, 2024 and July 2, 2023 other than those which arise from the normal course of business from buying and selling of Company-owned route assets and amortization.
Amortization of the distributor/customer relationships, technology, and trade names amounted to $9.0 million and $9.4 million for the thirteen weeks ended June 30, 2024 and July 2, 2023, respectively, and $18.3 million and $18.8 million for the twenty-six weeks ended June 30, 2024 and July 2, 2023, respectively. The expense related to the amortization of intangibles is included in administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
6.NOTES RECEIVABLE
Contracts are executed between the Company and independent operators (“IOs”) for the sale of the product distribution routes, including a note in favor of the Company, in certain cases. The notes bear interest at rates ranging from 4.50% to 10.55% with terms ranging generally from two to ten years. The notes receivable balances due from IOs at June 30, 2024 and December 31, 2023 totaled $14.5 million and $17.6 million, respectively, and are collateralized by the routes for which the loans are made. The Company also sold certain notes to Bank of America and one other bank. The Company has a corresponding notes payable, related to the sale of IOs notes receivables. See Note 10. Contingencies.

7.ACCRUED EXPENSES AND OTHER
Current accrued expenses and other consisted of the following:

(in thousands)	As of June 30, 2024	As of December 31, 2023
Accrued compensation and benefits	$14,294	$21,466
Operating right of use liability	15,770	14,992
Insurance liabilities	6,111	6,811
Accrued freight and manufacturing related costs	2,758	4,424
Accrued dividends and distributions	10,020	7,972
Accrued interest	1,031	13,280
Deferred transition services and other fees (a)	11,364	—
Other accrued expenses	6,915	8,645
Total accrued expenses and other	$68,263	$77,590
(a) See Note 2. Divestitures, for further discussion.
Non-current accrued expenses and other consisted of the following:

(in thousands)	As of June 30, 2024	As of December 31, 2023
Operating right of use liability	$42,715	$43,928
Tax Receivable Agreement liability	24,264	24,297
Supplemental retirement and salary continuation plans	6,864	6,559
Long-term portion of an interest rate hedge liability	—	1,936
Total accrued expenses and other	$73,843	$76,720
8.TERM DEBT, REVOLVING CREDIT FACILITY AND OTHER NOTES PAYABLE
Term Debt and Revolving Credit Facility
On April 17, 2024, the Company amended its Term Loan B to refinance in full all of the $630.0 million outstanding term loan and reduce the interest rate from the Secured Overnight Financing Rate ("SOFR") plus the applicable rate of 3.00% plus a credit spread adjustment to SOFR plus the applicable rate of 2.75%, as well as certain other changes. Other material terms of the Term Loan B, including the January 2028 maturity date, remain unchanged. The Company recorded a loss on debt extinguishment of $1.3 million related to the refinancing of its Term Loan B in its Consolidated Statement of Operations and Comprehensive Income (Loss) for the thirteen weeks ended June 30, 2024 and twenty-six weeks ended June 30, 2024. On April 17, 2024, the Company amended its ABL facility to reduce the rate from SOFR plus the applicable rate ranging from 1.50%-2.00% plus a credit spread adjustment to SOFR plus the applicable rate ranging from 1.50%-2.00%, as well as certain other changes. Other material terms of the ABL, including maturity date, remain unchanged.
Term debt and revolving credit facilities consisted of the following:

Debt (in thousands)	Original Principal Balance	Maturity Date	As of June 30, 2024	As of December 31, 2023
Term Loan B	$795,000	January-28	$630,335	$771,335
Real Estate Term Loan (1)	$88,140	October-32	60,923	80,184
Equipment loans (2)	$79,814		66,861	56,482
ABL facility (3)		October-27	45,177	368
Net impact of debt issuance costs and original issue discounts			(5,723)	(8,772)
Total long-term debt			797,573	899,597
Less: current portion			(12,034)	(21,086)
Long term portion of term debt and financing obligations			$785,539	$878,511

(1) Loan by City National Bank which is secured by a majority of the real estate assets of the Company ("Real Estate Term Loan").
(2) Equipment loans have varying maturities from November 2024 to September 2028.
(3) Asset-based revolving credit facility ("ABL facility").
In connection with the Good Health and R.W. Garcia Sale as described in Note 2. Divestitures and Note 4. Property, Plant and Equipment, Net, the Company made a $141.0 million accelerated payment on its Term Loan B and $8.5 million payment on its Real Estate Term Loan during twenty-six weeks ended June 30, 2024. In addition, in connection with the Manufacturing Facilities Sale as described in Note 2. Divestitures and Note 4. Property, Plant and Equipment, Net, the Company made an additional payment of $9.2 million on its Real Estate Term Loan during the thirteen weeks ended June 30, 2024.
Other Notes Payable and Capital Leases
Amounts outstanding under notes payable and capital leases consisted of the following:

(in thousands)	As of June 30, 2024	As of December 31, 2023
Note payable – IO notes	$13,768	$16,478
Finance lease obligations	10,788	10,145
Other	100	200
Total notes payable	24,656	26,823
Less: current portion	(7,365)	(7,649)
Long term portion of notes payable	$17,291	$19,174
Interest Expense
Interest expense consisted of the following:

(in thousands)	Thirteen weeks ended June 30, 2024	Thirteen weeks ended July 2, 2023	Twenty-six weeks ended June 30, 2024	Twenty-six weeks ended July 2, 2023
Company’s long-term debt	$9,191	$14,247	$20,973	$28,389
Amortization of deferred financing fees	749	446	2,509	451
IO loans	269	326	558	557
Total interest	$10,209	$15,019	$24,040	$29,397
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
In conjunction with Real Estate Term Loan pay downs during the twenty-six weeks ended June 30, 2024 discussed within Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable and estimated future pay downs, the Company determined that $36.7 million of hedged forecasted transactions were not probable of occurring. As such, effective February 1, 2024, the Company de-designated its interest rate hedge accounting on its Real Estate Term Loan and re-designated a new interest hedging relationship totaling $47.0 million. As a result, the Company immediately reclassified $0.3 million of accumulated other comprehensive income to earnings which is reflected as a decrease to interest expense within the Consolidated Statements of Operations and Comprehensive Income (Loss). As of June 30, 2024, $46.5 million and $36.3 million of the notional of the Company's interest rate swap is designated under interest rate hedge accounting and at fair value with mark-to-market adjustments recorded immediately in earnings, respectively. For the thirteen weeks ended and twenty-six weeks ended June 30, 2024, the Company recognized $0.3 million and $0.7 million, respectively, as a decrease to interest expense within the Consolidated Statements of Operations and Comprehensive Income (Loss).
As of and for the twenty-six weeks ended June 30, 2024, there were no changes to the hedge accounting related to Term Loan B.

Warrant Liabilities
As of each of June 30, 2024 and December 31, 2023, there were 7,200,000 private placement warrants outstanding which are accounted for as derivative liabilities pursuant to ASC 815-40. A reconciliation of the changes in the warrant liability during the twenty-six weeks ended June 30, 2024 is as follows:

(in thousands)
Fair value of warrant liabilities as of December 31, 2023	$43,272
Loss on remeasurement of warrant liability	11,808
Fair value of warrant liabilities as of March 31, 2024	$55,080
Gain on remeasurement of warrant liability	(12,888)
Fair value of warrant liabilities as of June 30, 2024	$42,192
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $93.7 million as of June 30, 2024 and $66.7 million as of December 31, 2023. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment gains (losses) totaling $0.1 million and $2.4 million for the thirteen weeks ended June 30, 2024 and July 2, 2023, respectively, and $0.9 million and $(0.3) million for the twenty-six weeks ended June 30, 2024 and July 2, 2023, respectively.
Fair Value
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of June 30, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$66,574	$—	$—	$66,574
Commodity contracts	—	122	—	122
Interest rate swaps	—	34,655	—	34,655
Total assets	$66,574	$34,777	$—	$101,351
Liabilities:
Commodity contracts	$—	$961	$—	$961
Private placement warrants	—	42,192	—	42,192
Debt	—	797,573	—	797,573
Total liabilities	$—	$840,726	$—	$840,726

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
Guarantees
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $59.1 million and $52.8 million at June 30, 2024 and December 31, 2023, respectively, which are accounted for as an off balance sheet arrangement. As discussed in Note 6. Notes Receivable, the Company also sold notes receivable on its books to Bank of America during fiscal years 2023, and 2024, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at June 30, 2024 and December 31, 2023 was $12.3 million and $14.8 million, respectively. Due to the structure of the transactions, the sale did not qualify for sale accounting treatment, and as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding notes receivable also remained on the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year.
Additionally, the Company guarantees loans for the purchase of routes made by two other banks. The outstanding balances of these loans were $2.2 million and $2.9 million at June 30, 2024 and December 31, 2023, respectively, of which $1.8 million and $2.2 million was included in the Company's Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, respectively. The maximum amount of future payments the Company could be required to make under the guarantees equates to 25% of the outstanding loan balance.
All of the above IO loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.

11.SUPPLEMENTARY CASH FLOW INFORMATION

(in thousands)	Twenty-six weeks ended June 30, 2024	Twenty-six weeks ended July 2, 2023
Cash paid for interest	$34,523	$28,613
Refunds related to income taxes	$154	$387
Payments for income taxes	$25,645	$2,564
Finance lease additions	$2,307	$1,194
The Company presents the gain on the sale of disposals of property and equipment, and the gain on the sale of routes within gain on sale of assets within the Consolidated Statement of Operations and Consolidated Statement of Cash Flows.
12.INCOME TAXES
The Company is subject to federal and state income taxes with respect to our allocable share of any taxable income or loss of UBH, as well as any standalone income or loss the Company generates. UBH is treated as a partnership for federal income tax purposes, and for most applicable state and local income tax purposes, and generally does not pay income taxes in most jurisdictions. Instead, UBH taxable income or loss is passed through to its members, including the Company. Despite its partnership treatment, UBH is liable for income taxes in those states not recognizing its pass-through status and for certain of its subsidiaries not taxed as pass-through entities. The Company has acquired various domestic entities taxed as corporations, which are now wholly owned by us or our subsidiaries. Where required or allowed, these subsidiaries also file and pay tax as a consolidated group for federal and state income tax purposes. The Company anticipates this structure to remain in existence for the foreseeable future.
The Company recorded income tax benefit of $1.3 million and expense of $25.2 million for the thirteen and twenty-six weeks ended June 30, 2024, respectively. Comparably, the Company recorded income tax benefit for the thirteen and twenty-six weeks ended July 2, 2023 of $0.7 million and $3.3 million, respectively. The effective tax rates for the thirteen and twenty-six weeks ended June 30, 2024 were (5.4)% and 47.5%, respectively. Comparably, the effective tax rates for the thirteen and twenty-six weeks ended July 2, 2023 were 7.8% and 12.7%, respectively. The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of UBH, which is a partnership, is not taxed at the Company level, and is required to allocate some of its taxable results to the Continuing Members, as well as state taxes and the fair value impact of warrant liabilities. The Company’s effective tax rate for the thirteen and twenty-six weeks ended June 30, 2024 are 1.8% and 1.9%, respectively before consideration of any discrete items. During the thirteen and twenty-six weeks ended June 30, 2024, the effective tax rate was impacted by the sale of certain assets and brands to affiliates of Our Home™ and statutory state tax rate changes which resulted in a discrete tax (benefit) and expense of $(1.5) million and $25.1 million, respectively.
The Company regularly evaluates valuation allowances established for deferred tax assets (“DTA's”) for which future realization is uncertain. The Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit use of the existing DTA's. As of June 30, 2024, a significant piece of objective negative evidence evaluated was the twelve-quarter cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTA's such as the investment in UBH, federal operating losses subject to annual limitations due to “change in ownership” provisions, and state net operating losses where the Company does not expect to continue to have nexus. Therefore, a valuation allowance has been recorded against the DTA's for which it is more likely than not they will not be realized. The Company has DTA’s related to its investment in the partnership that are expected to be realized in the ordinary course of operations or generate future net operating losses for which a portion will have an indefinite carryforward period. Additionally, the Company has deferred tax liabilities (“DTL’s”) related to its investment in the partnership that will not reverse in the ordinary course of business and will only reverse when the partnership is sold or liquidated. The Company has no intention of disposing of or liquidating the partnership and therefore has not considered the indefinite lived DTL as a source of income to offset other DTA’s. In weighing positive and negative evidence, both objective and subjective, including its twelve-quarter cumulative loss, the Company has recorded a valuation allowance against its DTA’s related to net operating losses and deductible book/tax differences and recorded a DTL primarily related to the book over tax basis in the investment in the partnership that will not reverse in the ordinary course of business. The Company considered that an indefinite lived DTL may be considered as a source of taxable income for an indefinite lived DTA; however, given our indefinite lived DTL will only reverse upon sale or liquidation, the Company determined that it was more appropriate to record a valuation allowance against a portion of its DTA’s. The amount of DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.
As of June 30, 2024, tax years 2020 through 2024 remain open and subject to examination by the Internal Revenue Service and the majority of the states where the Company has nexus, and tax years 2019 through 2024 remain open and subject to examination in selected states that have a four-year statute of limitations.
Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of June 30, 2024 and December 31, 2023.
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
As of June 30, 2024 and December 31, 2023, the Company had a liability of $24.3 million and $24.3 million, respectively, related to its projected obligations under the TRA, which is reflected as current and non-current accrued expenses in the Consolidated Balance Sheets.

13.INCOME (LOSS) PER SHARE
Basic income (loss) per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding during the periods. Diluted income (loss) per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share-based awards outstanding during the periods.
The following table reconciles the numerators and denominators used in the computations of both basic and diluted income (loss) per share:

(in thousands, except share data)	Thirteen weeks ended June 30, 2024	Thirteen weeks ended July 2, 2023	Twenty-six weeks ended June 30, 2024	Twenty-six weeks ended July 2, 2023
Numerator:
Net income (loss) attributable to common stockholders	$19,848	$(4,124)	$15,857	$(13,251)
Denominator:
Weighted average Class A Common Stock shares, basic	81,457,014	81,063,457	81,423,240	81,020,732
Dilutive securities included in diluted earnings per share calculation:
Warrants	2,600,077	—	2,574,638	—
RSUs	539,622	—	436,799	—
PSUs	305,818	—	285,102	—
Stock options	51,881	—	42,883	—
Total dilutive weighted average shares	84,954,412	81,063,457	84,762,662	81,020,732
Basic income (loss) per share	$0.24	$(0.05)	$0.19	$(0.16)
Diluted income (loss) per share	$0.23	$(0.05)	$0.19	$(0.16)
Class V Common Stock not subject to (income) loss per share calculation	59,349,000	59,349,000	59,349,000	59,349,000
Net income (loss) attributable to noncontrolling interest	$5,599	$(4,429)	$11,986	$(9,784)
The diluted income (loss) per share computation excludes the effect of certain warrants, restricted stock units ("RSUs"), performance stock units ("PSUs"), and stock options granted to directors and management which convert to Class A Common Stock upon vesting or being exercised, as their inclusion would have been anti-dilutive. Anti-dilutive securities excluded from diluted income per share calculation are as follows:

	Thirteen weeks ended June 30, 2024	Thirteen weeks ended July 2, 2023	Twenty-six weeks ended June 30, 2024	Twenty-six weeks ended July 2, 2023
Warrants	—	2,376,961	—	2,288,240
RSUs	—	268,153	—	195,431
PSUs	—	125,634	—	114,863
Stock options	—	7,009	—	4,233
Shares of the Company’s Class V Common Stock do not participate in income or losses of the Company and, therefore, are not participating securities. The PSUs and RSUs, were not considered participating securities despite the holders of these stock-based compensation awards being entitled to participate in dividends declared on Class A Common Stock, if and when declared, on a one-to-one per-share basis, because the dividends are only payable upon full vesting of the awards, and as such, the dividend is forfeitable. As of each of June 30, 2024 and December 31, 2023, the Continuing Members held all 59,349,000 shares of Class V Common Stock issued and outstanding and also held an equal number of common limited liability company units of UBH, which comprise the noncontrolling interest.
14.SUBSEQUENT EVENTS
The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis of our financial condition and results of operations ("MD&A") should be read in conjunction with our unaudited interim consolidated financial statements as of and for the thirteen and twenty-six weeks ended June 30, 2024, together with our audited consolidated financial statements for our most recently completed fiscal year set forth under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 and other filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
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
Overview
Utz Brands Inc. (the “Company”) was founded in 1921 in Hanover, Pennsylvania and benefits from over 100 years of brand awareness and heritage in the salty snack industry. We are a leading United States manufacturer of branded salty snacks, producing a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, pork skins, pub/party mixes, and other snacks. Our iconic portfolio of authentic, craft, and “better-for-you” ("BFY") brands, includes Utz®, ON THE BORDER®, Zapp’s®, Golden Flake®, Boulder Canyon®, Hawaiian® Brand, and TORTIYAHS!®, among others, and enjoys strong household penetration in the United States, where our products can be found in approximately 49% of U.S. households as of December 31, 2023. As of June 30, 2024, we operate 8 primary manufacturing facilities across the United States with a broad range of capabilities, and are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors, and approximately 2,350 direct-store delivery ("DSD") routes. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2023 retail sales, we are the second-largest producer of branded salty snacks in our core geographies where we have acquired strong regional brands and distribution capabilities in recent years.
Key Developments and Trends
Our management team monitors a number of developments and trends that could impact our revenue and profitability objectives.
Long-Term Demographics, Consumer Trends, and Demand – We participate in the attractive and growing $39 billion U.S. salty snacks category, within the broader approximately $129 billion market for U.S. snack foods as of June 30, 2024. For the thirteen weeks ended June 30, 2024, U.S. retail sales for salty snacks based on Circana data increased by 0.2% versus the comparable prior year period. Our retail sales increased 1.1% over the thirteen weeks ended June 30, 2024. A 2024 study from Circana cites that 46% of consumers snack three or more times a day, down three points compared to a year ago but with no change versus five years ago Additionally, the salty snacks category has historically benefited from favorable competitive dynamics, including low private label penetration and category leaders competing primarily through marketing and innovation. We expect these consumer trends to continue to drive consistent retail sales growth for salty snacks for the foreseeable future.

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

Financing Costs and Exposure to Interest Rate Changes – As of June 30, 2024, we had $736.4 million in variable rate indebtedness, down from $851.5 million at December 31, 2023. The decrease in variable rate debt is primarily due to a $141.0 million payment toward the outstanding balance of the Term Loan B and $17.7 million payment toward the outstanding balance of the loan by City National Bank which is secured by a majority of the real estate assets of our subsidiaries through September 2032 (the “Real Estate Term Loan”) made in connection with the Good Health and R.W. Garcia Sale (as defined below) and the Manufacturing Facilities Sale (as defined below) each as described in Note 2. Divestitures and Note 4. Property, Plant and Equipment, Net. As of June 30, 2024, our variable rate indebtedness is benchmarked to the Term SOFR Screen Rate ("SOFR”). As of June 30, 2024, we have existing interest rate swaps totaling $582.9 million of debt. Our interest rate hedge strategy has limited some of our exposure to changes in interest rates. We regularly evaluate our variable and fixed-rate debt. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the twenty-six weeks ended June 30, 2024 was 5.8%, up from 5.7% during the twenty-six weeks ended July 2, 2023. We have used interest rate swaps to manage part of our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable and Note 9. Derivative Financial Instruments, Purchase Commitments, Warrants and Fair Value to our unaudited consolidated financial statements included under Part I, Item 1 of this filing for additional information on debt, derivative and purchase commitment activity. The Company has experienced the effect of increased interest rates on the portion of its debt that is not hedged and, continued rising interest rates could negatively impact our net income.
Recent Developments and Significant Items Affecting Comparability
Divestitures
On February 5, 2024, the Company sold certain assets and brands to affiliates of Our Home™, an operating company of Better-for-You brands (“Our Home”). Under the agreement, affiliates of Our Home purchased the Good Health and R.W. Garcia brands, the Lincolnton, NC, and Lititz, PA manufacturing facilities and certain related assets, and assumed the Company’s Las Vegas, NV facility lease and manufacturing operations (the "Good Health and R.W. Garcia Sale") for $167.5 million, subject to customary adjustments. See Note 2. Divestitures for further discussion.
On April 22, 2024, the Company sold to Our Home™ its Berlin, PA, and Fitchburg, MA manufacturing facilities and certain related assets (the “Manufacturing Facilities Sale”). The total consideration for the transactions is $18.5 million related to the facilities and certain inventory, subject to customary adjustments.
The Company and Our Home will operate under transition services agreements which end during the first half of 2025. In addition, the parties will operate under reciprocal co-manufacturing agreements under which Our Home will co-manufacture certain of the Company's products and the Company will co-manufacture certain Good Health products. Certain Good Health products will continue to be distributed and sold on the Company's DSD network for Our Home. The Company received approximately $18.7 million in advance from Our Home for certain terms under these agreements for which the Company will recognize through income from operations over the term of the transition services agreements and co-manufacturing agreements.

Trade Name Purchase
During the thirteen weeks ended June 30, 2024, the Company paid $9.2 million to purchase an indefinite life intangible for use of a third-party brand name. This intangible is included in indefinite life trade names. See Note 5. Goodwill and Intangible Assets, Net.
Commodity Trends
We regularly monitor worldwide supply and commodity costs so that we can cost-effectively secure ingredients, packaging and fuel required for production. A number of external factors such as weather, which may be impacted in unanticipated ways due to climate change, commodity market conditions, inflationary conditions, and the effects of governmental, agricultural or other programs, may affect the cost and availability of raw materials and agricultural materials used in our products. We address commodity costs primarily through the use of buying-forward, which locks in pricing for key materials between three and 18 months in advance. Other methods include hedging, net pricing adjustments to cover longer term cost inflation, and manufacturing and overhead cost control. Our hedging techniques, such as forward contracts, limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. We experienced an increase in pricing in certain commodity trends that continued to rise throughout fiscal year 2022 and have since stabilized during fiscal year 2023 and into 2024. Commodity cost increases in commodity trends may adversely impact our net income. Additionally, the Company has experienced rising costs related to fuel and freight rates as well as rising labor costs which have negatively impacted profitability. Transportation costs have been on the rise since early in 2021 and may continue to rise which may also adversely impact net income. The Company looks to offset rising costs through increasing manufacturing and distribution efficiencies as well as through price increases to our customers, although it is unclear whether historic customer sales levels will be maintained at these higher prices. Due to competitive market conditions, planned trade or promotional incentives, or other factors, our pricing actions may also lag commodity cost changes.
While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. Market factors including supply and demand may result in higher costs of sourcing those materials.
Independent Operator Conversions
Our DSD distribution is executed via Company-owned routes operated by route sales professionals ("RSP" or "RSPs"), and third-party routes managed by IOs. We have used the IO and RSP models for more than a decade. In fiscal year 2017, we embarked on a multi-year strategy to convert all company-owned RSP routes to the IO model. As of June 30, 2024, substantially all of our DSD routes are managed by IOs. The conversion process involves selling distribution rights of a defined route to an IO. As we convert a large number of routes in a year, there is a meaningful decrease in the selling, distribution and administrative costs that we previously incurred on RSPs and a corresponding increase in discounts paid to IOs to cover their costs to distribute our product. The net impact is a reduction in selling and distribution expenses and a decrease in net sales and gross profit. Conversions also impact our balance sheet resulting in an increase in cash proceeds to us as a result of selling the route to an IO, or by creating notes receivable related to the sale of the routes.

Results of Operations
Overview
The following tables present selected unaudited financial data for the thirteen and twenty-six weeks ended June 30, 2024 and July 2, 2023.

(in thousands)	Thirteen weeks ended June 30, 2024	Thirteen weeks ended July 2, 2023	Twenty-six weeks ended June 30, 2024	Twenty-six weeks ended July 2, 2023
Net sales	$356,190	$362,853	$702,713	$714,286
Cost of goods sold	231,436	245,460	458,386	492,397
Gross profit	124,754	117,393	244,327	221,889
Selling, distribution, and administrative expenses
Selling and distribution	73,780	66,869	147,446	131,915
Administrative	30,813	47,584	66,595	88,624
Total selling, distribution, and administrative expenses	104,593	114,453	214,041	220,539
Gain (loss) on sale of assets, net	2,373	(279)	1,903	(787)
Income from operations	22,534	2,661	32,189	563
Other income (expense)
Gain on sale of business	—	—	44,015	—
Interest expense	(10,209)	(15,019)	(24,040)	(29,397)
Loss on debt extinguishment	(1,273)	—	(1,273)	—
Other income	198	272	1,108	1,887
Gain on remeasurement of warrant liability	12,888	2,808	1,080	576
Other income (expense), net	1,604	(11,939)	20,890	(26,934)
Income (loss) before taxes	24,138	(9,278)	53,079	(26,371)
Income tax (benefit) expense	(1,309)	(725)	25,236	(3,336)
Net income (loss)	25,447	(8,553)	27,843	(23,035)
Net (income) loss attributable to noncontrolling interest	(5,599)	4,429	(11,986)	9,784
Net income (loss) attributable to controlling interest	$19,848	$(4,124)	$15,857	$(13,251)

Thirteen weeks ended June 30, 2024 versus Thirteen weeks ended July 2, 2023
Net sales
Net sales were $356.2 million and $362.9 million for the thirteen weeks ended June 30, 2024 and July 2, 2023, respectively. Net sales for the thirteen weeks ended June 30, 2024 decreased $6.7 million or 1.8% over the comparable period in 2023. The Good Health and R.W. Garcia Sale contributed 3.3% to the year-over-year decrease in net sales for thirteen weeks ended June 30, 2024 as well as 0.7% decrease was attributable to changes in pricing and a 0.1% decrease related to the Company's shift to IOs. These decreases in net sales were partially offset by favorable volume/mix of 2.3%. IO discounts increased to $47.7 million for the thirteen weeks ended June 30, 2024 from $45.8 million for the corresponding thirteen weeks ended July 2, 2023.
Sales are evaluated based on classification as Power and Foundation brands. Our Power Brands, which comprise 77% of our volume for the thirteen weeks ended June 30, 2024, are comprised of our iconic heritage Utz brand and iconic On The Border® brand; craft brands such as Zapp’s®, Golden Flake® Pork Skins, TORTIYAHS!, and Hawaiian®; BFY brands such as Boulder Canyon®; strong regional snacking brands such as Bachman®, Tim’s Cascade® Snacks, and "Dirty" Potato Chips®; and selected licensed brands such as TGI Fridays®. Our Foundation Brands, which comprise 23% of our volume for the thirteen weeks ended June 30, 2024, include strong regional snacking brands, such as Golden Flake® Chips and Cheese, and Snyder of Berlin®, as well as other partner and private label brands. For the thirteen weeks ended June 30, 2024, Power brand volume increased by approximately 4%, while Foundation brand volume decreased by approximately 10% as compared to the thirteen weeks ended July 2, 2023.
Excluding the impacts of increased IO discounts related to IO conversions and the Good Health and R.W. Garcia Sale, net sales increased 1.6% for the thirteen weeks ended June 30, 2024 versus the corresponding period in fiscal year 2023 driven by the favorable volume/mix discussed above driven by the Company's Power Brands.
Cost of goods sold and Gross profit
Gross profit was $124.8 million and $117.4 million for the thirteen weeks ended June 30, 2024 and July 2, 2023, respectively. Our gross profit margin was 35.0% for the thirteen weeks ended June 30, 2024 versus 32.4% for the thirteen weeks ended July 2, 2023. The increase in gross profit and gross profit margin was primarily driven by benefits from productivity and favorable sales volume/mix offset by lower pricing, supply chain cost inflation, and investments to support the Company’s productivity initiatives. Additionally, IO discounts increased to $47.7 million for the thirteen weeks ended June 30, 2024 from $45.8 million for the thirteen weeks ended July 2, 2023.
Selling, distribution, and administrative expense
Selling, distribution, and administrative expenses were $104.6 million and $114.5 million for the thirteen weeks ended June 30, 2024 and July 2, 2023, respectively, resulting in an decrease of $9.9 million or 8.6% for the thirteen weeks ended June 30, 2024 over the corresponding period in fiscal year 2023. The decrease in expenses for the thirteen weeks ended June 30, 2024 compared to the thirteen weeks ended July 2, 2023 was primarily attributable to the $7.6 million of impairment expense and the $1.3 million of severance expense related to the closure of the manufacturing operation at the Birmingham, AL facility as discussed in Note 4. Property, Plant and Equipment, Net. During the thirteen weeks ended July 2, 2023, the Company also recognized a liability and related expense of $4.7 million related to a contract termination with a co-manufacturer, which is recorded in the administrative line on the Consolidated Statement of Operations and Comprehensive Income (Loss). This agreement was a continuation of the Company's response to shifting production from a manufacturing facility that was damaged by a natural disaster in 2021. This decrease was partially offset by increased marketing spend, higher distribution costs, and investments in capabilities.
Gain (loss) on sale of assets
Gain (loss) on sale of assets was $2.4 million and $(0.3) million for the thirteen weeks ended June 30, 2024 and July 2, 2023, respectively.

Other income (expense), net
Other income (expense), net was $1.6 million and $(11.9) million for the thirteen weeks ended June 30, 2024 and July 2, 2023, respectively. The increase of $13.6 million in other income for the thirteen weeks ended June 30, 2024 compared to the thirteen weeks ended July 2, 2023 was primarily due to an increase in the gain on the remeasurement of warrant liability of $10.1 million for the thirteen weeks ended June 30, 2024 and the decrease in interest expense of $4.8 million primarily related to the $141.0 million payment on our Term Loan B and $8.5 million payment on our Real Estate Term Loan during the twenty-six weeks ended June 30, 2024, as well as the additional payment on our Real Estate Term Loan of $9.2 million during the thirteen weeks ended June 30, 2024. This increase was partially offset by the loss on debt extinguishment of $1.3 million recognized during the thirteen weeks ended June 30, 2024. See Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable for further discussion.
Income taxes
Income tax benefit was $1.3 million and $0.7 million for the thirteen weeks ended June 30, 2024 and July 2, 2023, respectively.
Twenty-six weeks ended June 30, 2024 versus twenty-six weeks ended July 2, 2023
Net sales
Net sales were $702.7 million and $714.3 million for the twenty-six weeks ended June 30, 2024 and July 2, 2023, respectively. Net sales for the twenty-six weeks ended June 30, 2024 decreased $11.6 million or 1.6% over the comparable period in 2023. The Good Health and R.W. Garcia Sale contributed 2.8% to the year-over-year decrease in net sales for twenty-six weeks ended June 30, 2024 and an additional 0.3% of the decrease was related to continued IO conversions and decrease of 0.1% related to pricing. The decrease in net sales was partially offset by favorable volume/mix of 1.6%. IO discounts increased to $92.1 million for the twenty-six weeks ended June 30, 2024 from $88.0 million for the corresponding twenty-six weeks ended July 2, 2023.
Sales are evaluated based on classification as Power and Foundation brands. Our Power Brands, which comprise 76% of our volume for the twenty-six weeks ended June 30, 2024, are comprised of our iconic heritage Utz brand and iconic On The Border® brand; craft brands such as Zapp’s®, Golden Flake® Pork Skins, TORTIYAHS!, and Hawaiian®; BFY brands such as Boulder Canyon®; strong regional snacking brands such as Bachman®, Tim’s Cascade® Snacks, and "Dirty" Potato Chips®; and selected licensed brands such as TGI Fridays®. Our Foundation Brands, which comprise 24% of our volume for the twenty-six weeks ended June 30, 2024, include strong regional snacking brands, such as Golden Flake® Chips and Cheese, and Snyder of Berlin®, as well as other partner and private label brands. For the twenty-six weeks ended June 30, 2024, Power brand volume increased by approximately 4%, while Foundation brand volume decreased by approximately 13% as compared to twenty-six weeks ended July 2, 2023.
Excluding the impacts of increased IO discounts related to IO conversions and the Good Health and R.W. Garcia Sale, net sales increased 1.5% for the twenty-six weeks ended June 30, 2024 versus the corresponding period in fiscal year 2023 driven by the favorable volume/mix discussed above driven by the Company's Power Brands.
Cost of goods sold and Gross profit
Gross profit was $244.3 million and $221.9 million for the twenty-six weeks ended June 30, 2024 and July 2, 2023, respectively. Our gross profit margin was 34.8% for the twenty-six weeks ended June 30, 2024 versus 31.1% for the twenty-six weeks ended July 2, 2023. The increase in gross profit and gross profit margin was primarily driven by productivity and favorable sales volume/mix more than offset lower pricing, supply chain cost inflation, and investments to support the Company’s productivity initiatives. Additionally, IO discounts increased to $92.1 million for the twenty-six weeks ended June 30, 2024 from $88.0 million for the twenty-six weeks ended July 2, 2023.
Selling, distribution, and administrative expense
Selling, distribution, and administrative expenses were $214.0 million and $220.5 million for the twenty-six weeks ended June 30, 2024 and July 2, 2023, respectively, resulting in a decrease of $6.5 million or 2.9% for the twenty-six weeks ended June 30, 2024 over the corresponding period in fiscal year 2023. The decrease in expenses for the twenty-six weeks ended June 30, 2024 compared to the thirteen weeks ended July 2, 2023 was primarily attributable to $9.5 million related to the impairment of fixed assets, primarily related to the closure of the manufacturing operation at the Birmingham, AL facility during the twenty-six weeks ended July 2, 2023 as discussed in Note 4. Property, Plant and Equipment, Net.

The Company also recognized a liability and related expense of $4.7 million related to a contract termination with a co-manufacturer, which is recorded in the administrative line on the Consolidated Statement of Operations and Comprehensive Income (Loss) during the twenty-six weeks ended July 2, 2023. This agreement was a continuation of the Company's response to shifting production from a manufacturing facility that was damaged by a natural disaster in 2021. This decrease was partially offset by an increased marketing spend, higher distribution costs, and investments in capabilities.
Gain (loss) on sale of assets
Gain (loss) on sale of assets was $1.9 million and $(0.8) million for the twenty-six weeks ended June 30, 2024 and July 2, 2023, respectively.
Other income (expense), net
Other income (expense), net was $20.9 million and $(26.9) million for the twenty-six weeks ended June 30, 2024 and July 2, 2023, respectively. The increase in other income of $47.9 million for the twenty-six weeks ended June 30, 2024 compared to the thirteen weeks ended July 2, 2023 was primarily due to the gain on sale of business of $44.0 million relating to the Good Health and R.W. Garcia Sale which occurred on February 5, 2024. See Note 2. Divestitures for further discussion. and the decrease in interest expense of $5.4 million primarily related to the $141.0 million payment on our Term Loan B and $8.5 million payment on our Real Estate Term Loan during the twenty-six weeks ended June 30, 2024 as well as the additional payment on our Real Estate Term Loan of $9.2 million during the thirteen weeks ended June 30, 2024. This increase was partially offset by the loss on debt extinguishment of $1.3 million recognized during the thirteen weeks ended June 30, 2024. See Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable for further discussion.
Income taxes
Income tax expense (benefit) was $25.2 million and $(3.3) million for the twenty-six weeks ended June 30, 2024 and July 2, 2023, respectively. The increase in income tax expense for the twenty-six weeks ended June 30, 2024 versus the corresponding period in fiscal year 2023 is primarily attributable to the Good Health and R.W. Garcia Sale which occurred on February 5, 2024. See Note 2. Divestitures for further discussion.
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

The following table provides a reconciliation from net income (loss) to EBITDA and Adjusted EBITDA for the thirteen and twenty-six weeks ended June 30, 2024 and July 2, 2023:

(dollars in millions)	Thirteen weeks ended June 30, 2024	Thirteen weeks ended July 2, 2023	Twenty-six weeks ended June 30, 2024	Twenty-six weeks ended July 2, 2023
Net income (loss)	$25.4	$(8.6)	$27.8	$(23.0)
Plus non-GAAP adjustments:
Income Tax (Benefit) Expense	(1.3)	(0.7)	25.2	(3.3)
Depreciation and Amortization	17.6	20.3	35.9	40.4
Interest Expense, Net	10.2	15.0	24.0	29.4
Interest Income (IO loans)(1)	(0.1)	(0.5)	(0.9)	(0.9)
EBITDA	51.8	25.5	112.0	42.6
Certain Non-Cash Adjustments(2)	4.9	8.5	8.9	17.7
Acquisition, Divestiture and Integration(3)	1.1	3.7	(37.3)	7.4
Business Transformation Initiatives(4)	4.5	10.3	10.3	18.5
Financing-Related Costs(5)	0.3	—	0.3	0.1
Gain on Remeasurement of Warrant Liability(6)	(12.9)	(2.8)	(1.1)	(0.6)
Adjusted EBITDA	$49.7	$45.2	$93.1	$85.7
Net income (loss) as a % of Net Sales	7.1%	(2.4)%	4.0%	(3.2)%
Adjusted EBITDA as a % of Net Sales	14.0%	12.5%	13.2%	12.0%
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
(2)Certain Non-Cash Adjustments are comprised primarily of the following:
Incentive programs – The Company incurred $4.5 million and $3.4 million of share-based compensation expense, that was awarded to associates and directors, and compensation expense associated with the employee stock purchase plan (the "ESPP") and the omnibus equity incentive plan (the"OEIP") for the thirteen weeks ended June 30, 2024 and July 2, 2023, respectively. The Company incurred $8.4 million and $8.1 million of share-based compensation expense, that was awarded to associates and directors, and compensation expense associated with the ESPP and the OEIP for the twenty-six weeks ended June 30, 2024 and July 2, 2023, respectively.
Asset Impairments and Write-Offs — For the thirteen weeks ended July 2, 2023, the Company recorded an adjustment for an impairment of $7.6 million on fixed assets related to the Manufacturing Closure. During the twenty-six weeks ended July 2, 2023, the Company recorded impairments totaling $9.6 million.
Purchase Commitments and Other Adjustments – We have purchase commitments for specific quantities at fixed prices for certain of our products’ key ingredients. To facilitate comparisons of our underlying operating results, this adjustment was made to remove the volatility of purchase commitments related to unrealized gains and losses. The adjustment related to Purchase Commitments and Other Adjustments, including cloud computing amortization was expense (income) of $0.4 million and $(2.5) million for the thirteen weeks ended June 30, 2024 and July 2, 2023, respectively. The adjustment related to Purchase Commitments and Other Adjustments, including cloud computing amortization was $0.5 million and $0 million for the twenty-six weeks ended June 30, 2024 and July 2, 2023, respectively.
(3)Adjustment for Acquisition, Divestiture and Integration Costs and (Gains) – Such expenses were $1.1 million and $3.4 million for the thirteen weeks ended June 30, 2024 and July 2, 2023, respectively; and $6.7 million and $8.3 million for the twenty-six weeks ended June 30, 2024 and July 2, 2023, respectively. Additionally, other acquisitions and integration costs (income) of $0.3 million were recorded for the thirteen weeks ended July 2, 2023 and $(0.9) million for the twenty-six weeks ended July 2, 2023 related to the change in the liability associated with the Tax Receivable Agreement entered into in connection with the consummation of the business combination by the Company (formerly Collier Creek Holdings) with Utz Brands Holdings, LLC (“UBH”) pursuant to the terms of the Business Combination Agreement, dated as of June 5, 2020. Also included for the twenty-six weeks ended June 30, 2024 was a gain of $44.0 million related to the Good Health and R.W. Garcia Sale.

(4)Business Transformation Initiatives Adjustment – This adjustment is related to consultancy, professional, and legal fees incurred for specific initiatives and structural changes to the business that do not reflect the cost of normal business operations. In addition, gains and losses realized from the sale of distribution rights to IOs and the subsequent disposal of trucks, severance costs associated with the elimination of RSP positions, and enterprise resource planning system transition costs, fall into this category. The Company incurred such costs of $4.5 million and $5.6 million for the thirteen weeks ended June 30, 2024 and July 2, 2023, respectively, and $10.3 million and $13.8 million for the twenty-six weeks ended June 30, 2024 and July 2, 2023, respectively. Additionally, the thirteen and twenty-six weeks ended July 2, 2023 also includes expense of $4.7 million related to a contract termination. This agreement was a continuation of the Company's response to shifting production from a manufacturing facility that was damaged by a natural disaster in 2021.
(5)Financing-Related Costs – These costs include adjustments for various items related to raising debt and equity capital or debt extinguishment costs.
(6)Gains and losses – Such gains and losses related to the changes in the remeasurement of warrant liabilities are not expected to be settled in cash, and when exercised would result in a cash inflow to the Company with the Warrants converting to Class A Common Stock with the liability being extinguished and the fair value of the Warrants at the time of exercise being recorded as an increase to equity.
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
Term Debt and Revolving Credit Facility
On April 17, 2024, the Company amended its Term Loan B to refinance in full all of the $630.0 million outstanding term loans and reduce the interest rate from the SOFR plus the applicable rate of 3.00% plus a credit spread adjustment to SOFR plus the applicable rate of 2.75%, as well as certain other changes. Other material terms of the Term Loan B, including the January 2028 maturity date, remain unchanged. The Company recorded a loss on debt extinguishment of $1.3 million related to the refinancing of its Term Loan B in its Consolidated Statement of Operations and Comprehensive Income (Loss) for the thirteen weeks ended June 30, 2024 and twenty-six weeks ended June 30, 2024. On April 17, 2024, the Company amended its asset-based revolving credit facility ("ABL facility") to reduce the rate from SOFR plus the applicable rate ranging from 1.50%-2.00% plus a credit spread adjustment to SOFR plus the applicable rate ranging from 1.50%-2.00%, as well as certain other changes. Other material terms of the ABL, including maturity date, remain unchanged.
ABL Facility
As of June 30, 2024 and December 31, 2023, $45.2 million and $0.4 million, respectively, was outstanding under the Company's ABL facility. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit and amounts borrowed. As of June 30, 2024 and December 31, 2023, $130.3 million and $158.4 million, respectively, was available for borrowing, net of letters of credit. Standby letters of credit in the amount of $10.3 million and $12.2 million have been issued as of June 30, 2024 and December 31, 2023, respectively. The standby letters of credit are primarily issued for insurance purposes. Refer to Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable for more information.

Cash Requirements
Our expected future payments at June 30, 2024 primarily consisted of:
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
•Long-term cash requirements related to our current and deferred taxes; and
•Operating lease liabilities.
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
Cash Flow
The following table presents net cash provided by operating activities, investing activities and financing activities for the twenty-six weeks ended June 30, 2024 and July 2, 2023.

(in thousands)	Twenty-six weeks ended June 30, 2024	Twenty-six weeks ended July 2, 2023
Net cash used in operating activities	$(169)	$(4,315)
Net cash provided by (used in) investing activities	$140,940	$(30,783)
Net cash (used in) provided by financing activities	$(126,220)	$35,825
Net cash used in operating activities for the twenty-six weeks ended June 30, 2024 was $0.2 million compared to $4.3 million twenty-six weeks ended July 2, 2023, with the difference largely driven by increases in accounts payable and accrued expenses and other, partially offset by a decrease related to the timing of accounts receivable, net and prepaid expenses and other assets, which includes approximately $30 million impact from the Good Health and R.W. Garcia Sale and Manufacturing Facilities Sale.
Cash provided by investing activities for the twenty-six weeks ended June 30, 2024 was $140.9 million, primarily driven by proceeds from sale of business of $167.5 million, proceeds from sale of property and equipment primarily related to the sale of the manufacturing facilities in Birmingham, AL, Berlin, PA and Fitchburg, MA and proceeds from the sale of routes to IOs. These proceeds were partially offset by purchases of property and equipment, notes receivable and purchase of intangibles related to an indefinite life intangible for the use of a third party brand name. This compares to the cash used in investing activity of $30.8 million for the twenty-six weeks ended July 2, 2023 primarily driven by purchases of property and equipment.

Net cash used in financing activities was $126.2 million for the twenty-six weeks ended June 30, 2024, primarily driven by the pay down of debt utilizing the proceeds from the Good Health and R.W. Garcia Sale partially offset by borrowings on line of credit as well as payment of dividends and distribution to noncontrolling interest versus net cash provided by financing activities of $35.8 million for the twenty-six weeks ended July 2, 2023, which was primarily a result of a draw on the line of credit of $61.0 million partially offset by repayments on term debt and notes payable, payments of dividends and distribution to noncontrolling interest.
Debt Covenants
The Term Loan B and the ABL facility are collateralized by substantially all of the assets and liabilities of UBH and its subsidiaries excluding the real estate assets secured by the Real Estate Term Loan, including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with its financial covenants as of June 30, 2024.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 29, 2024. Our exposures to market risk have not changed materially since the filing of the Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 29, 2024.
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
PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

Our risk factors are set forth in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 29, 2024. There have been no material changes to our risk factors since the filing of the Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 29, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION
a) None.
b) None.
(c) During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1
Certificate of Domestication of the Company (incorporated by reference to Exhibit 3.1 of Utz Brands, Inc.’s Current Report on Form 8-K (File No. 001-38686) filed with the Commission on September 3, 2020).

3.2*	Certificate of Incorporation of the Company.
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

Date: August 1, 2024 UTZ BRANDS, INC.

By:      /s/ Ajay Kataria
Name:     Ajay Kataria
Title: Executive Vice President,
Chief Financial Officer and Chief Accounting Officer