Form 10-Q
period 2024-09-29
Utz Brands, Inc.
filed 2024-10-31
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
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

As of October 28, 2024, 82,537,542 shares of Class A Common Stock, par value $0.0001 per share, and 58,349,000 shares of Class V Common Stock, par value $0.0001 per share, were issued and outstanding.
INTRODUCTORY NOTE
On August 28, 2020, Utz Brands, Inc. (formerly Collier Creek Holdings) (“UBI”), consummated a business combination (the "Business Combination") with Utz Brands Holdings, LLC ("UBH") pursuant to the terms of the Business Combination Agreement, dated as of June 5, 2020 (the "Business Combination Agreement"), entered into by and among UBI, UBH, Series U of UM Partners, LLC ("Series U") and Series R of UM Partners, LLC ("Series R" and together with Series U, the "Continuing Members"). Additional information about the Business Combination can be found in our Annual Report on Form 10-K for the year ended December 31, 2023.
Throughout this Quarterly Report on Form 10-Q, unless otherwise noted the "Company", "we", "us", "our", "UBI" and "Utz" refer to UBI and its consolidated subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the Company’s business. Specifically, forward-looking statements may include statements relating to:
•The Company's future financial position, capital structure, indebtedness, business strategy, opportunities and plans and objectives of management for future operations, including with respect to promotional activities and efforts to build sustainable long-term demand for the Company's products;
•The benefits of the Company's acquisitions, dispositions and similar transactions;
•The likelihood of the Company completing contemplated acquisitions, dispositions and similar transactions;
•The future operating and financial performance of the Company;
•Expansion plans and opportunities;
•Cost savings plans and network optimization strategies;
•Transformation of the Company’s supply chain;
•The Company’s product mix;
•The Company’s ability to reduce debt and anticipated interest expense savings;
•The Company’s cost savings plans and logistics optimization efforts;
•The effects of inflation or supply chain disruptions on the Company or its business;
•The benefits of the Company’s productivity initiatives;
•The effects of the Company’s marketing and innovation initiatives; and
•Other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” "forecast,” "intend,” "expect,” “anticipate,” “believe,” “seek,” "target” or similar expressions.
These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, reflect Company management’s current expectations, forecasts and assumptions and involve a number of judgments regarding known and unknown risks, uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update, add to or otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, the Company’s results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, without limitation: the risk that the Company’s gross profit margins may be adversely impacted by a variety of factors, including variations in raw materials pricing, retail customer requirements and mix, sales velocities and required promotional support; changes in consumers’ loyalty to the Company’s brands due to factors beyond the Company’s control, including changes in consumer spending due to factors such as increasing household debt; changes in demand for the Company’s products affected by changes in consumer preferences and tastes or the Company's ability to innovate or market its products effectively, particularly in the Company’s expansion geographies; costs associated with building brand loyalty and interest in the Company’s products which may be affected by actions by the Company’s competitors that result in the Company’s products not being suitably differentiated from the products of their competitors; consolidation of key suppliers to the Company; any inability of the Company to adopt efficiencies into its manufacturing processes, including automation and labor optimization, its network, including through plant consolidation and lowest landed cost for shipping its products, or its logistics operations; fluctuations in results of operations of the Company from quarter to quarter because of changes in promotional activities; the possibility that the Company may be adversely affected by other economic, business or competitive factors; the risk that recently completed business combinations and other acquisitions or dispositions disrupt plans and operations; the ability to recognize the anticipated benefits of such business combinations, acquisitions or dispositions, which may be affected by, among other things, competition and the ability of the Company to grow and manage growth profitably and retain its key employees; the ability of the Company to close planned acquisitions or dispositions; the outcome of any legal proceedings that may be instituted against the Company following the consummation of such business combinations, acquisitions or dispositions; changes in applicable law or regulations; costs related to business combinations, acquisitions or dispositions; the ability of the Company to maintain the listing of the Company’s Class A Common Stock on the New York Stock Exchange; and the ability of the Company to develop and maintain effective internal controls. Additional factors that could cause actual results to differ can be found under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
September 29, 2024 and December 31, 2023
(In thousands, except share information)

	As of September 29, 2024	As of December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$64,891	$52,023
Accounts receivable, less allowance of $3,140 and $2,933, respectively	132,913	135,130
Inventories	101,572	104,666
Prepaid expenses and other assets	40,386	30,997
Current portion of notes receivable	4,603	5,237
Total current assets	344,365	328,053
Non-current Assets
Assets held for sale	—	7,559
Property, plant and equipment, net	315,535	318,881
Goodwill	870,695	915,295
Intangible assets, net	1,003,872	1,063,413
Non-current portion of notes receivable	9,912	12,413
Other assets	99,527	101,122
Total non-current assets	2,299,541	2,418,683
Total assets	$2,643,906	$2,746,736
LIABILITIES AND EQUITY
Current Liabilities
Current portion of term debt	$16,021	$21,086
Current portion of other notes payable	7,110	7,649
Accounts payable	138,772	124,361
Accrued expenses and other	74,913	77,590
Current portion of warrant liability	48,600	—
Total current liabilities	285,416	230,686
Non-current portion of term debt and revolving credit facility	764,792	878,511
Non-current portion of other notes payable	16,592	19,174
Non-current accrued expenses and other	78,986	76,720
Non-current warrant liability	—	43,272
Deferred tax liability	113,597	114,690
Total non-current liabilities	973,967	1,132,367
Total liabilities	1,259,383	1,363,053
Commitments and Contingencies
Equity
Shares of Class A Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 82,537,542 and 81,187,977 shares issued and outstanding as of September 29, 2024 and December 31, 2023, respectively	8	8
Shares of Class V Common Stock, $0.0001 par value; 61,249,000 shares authorized; 58,349,000 and 59,349,000 shares issued and outstanding as of September 29, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	972,060	944,573
Accumulated deficit	(301,750)	(298,049)
Accumulated other comprehensive income	15,359	22,958
Total stockholders' equity	685,683	669,496
Noncontrolling interest	698,840	714,187
Total equity	1,384,523	1,383,683
Total liabilities and equity	$2,643,906	$2,746,736
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the thirteen and thirty-nine weeks ended September 29, 2024 and October 1, 2023
(In thousands, except share information)
(Unaudited)

(in thousands)	Thirteen weeks ended September 29, 2024	Thirteen weeks ended October 1, 2023	Thirty-nine weeks ended September 29, 2024	Thirty-nine weeks ended October 1, 2023
Net sales	$365,523	$371,852	$1,068,236	$1,086,138
Cost of goods sold	234,500	252,583	692,886	744,980
Gross profit	131,023	119,269	375,350	341,158

Selling, distribution, and administrative expenses
Selling and distribution	80,140	70,973	227,586	202,888
Administrative	29,901	34,531	96,496	123,155
Total selling, distribution, and administrative expenses	110,041	105,504	324,082	326,043

(Loss) gain on sale of assets, net	(1,501)	(8,488)	402	(9,275)

Income from operations	19,481	5,277	51,670	5,840
Other (expense) income, net
Gain on sale of business	—	—	44,015	—
Interest expense	(12,591)	(15,537)	(36,631)	(44,934)
Loss on debt extinguishment	—	—	(1,273)	—
Other income	450	392	1,558	2,279
(Loss) gain on remeasurement of warrant liability	(6,408)	15,984	(5,328)	16,560
Other (expense) income, net	(18,549)	839	2,341	(26,095)

Income (loss) before taxes	932	6,116	54,011	(20,255)
Income tax expense (benefit)	160	(10,099)	25,395	(13,435)
Net income (loss)	772	16,215	28,616	(6,820)
Net (income) loss attributable to noncontrolling interest	(2,970)	(222)	(14,956)	9,562
Net (loss) income attributable to controlling interest	$(2,198)	$15,993	$13,660	$2,742

(Loss) income per Class A Common stock: (in dollars)
Basic	$(0.03)	$0.20	$0.17	$0.03
Diluted	$(0.03)	$0.19	$0.16	$0.03
Weighted-average shares of Class A Common stock outstanding
Basic	82,445,064	81,141,417	81,763,848	81,060,961
Diluted	82,445,064	83,444,275	84,948,754	83,567,756

Net income (loss)	$772	$16,215	$28,616	$(6,820)
Other comprehensive (loss) income:
Change in fair value of interest rate swap	(15,471)	4,047	(12,954)	3,294
Comprehensive (loss) income	(14,699)	20,262	15,662	(3,526)
Net comprehensive loss (income) attributable to noncontrolling interest	3,447	(1,932)	(9,601)	8,173
Net comprehensive (loss) income attributable to controlling interest	$(11,252)	$18,330	$6,061	$4,647
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
For the thirteen and thirty-nine weeks ended September 29, 2024 and October 1, 2023
(In thousands, except share information)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	80,882,334	$8	59,349,000	$6	$926,919	$(254,564)	$30,777	$703,146	$748,538	$1,451,684
Share-based compensation	259,083	—		—	8,939	—	—	8,939	—	8,939
Payments of tax withholding requirements for employee stock awards		—		—	(589)	—	—	(589)	—	(589)
Net loss		—		—	—	(13,251)	—	(13,251)	(9,784)	(23,035)
Cash dividends declared		—		—	—	(9,296)	—	(9,296)	—	(9,296)
Distribution to noncontrolling interest		—		—	—	—	—	—	(6,766)	(6,766)
Other comprehensive loss		—		—	—	—	(432)	(432)	(321)	(753)
Balance at July 2, 2023	81,141,417	$8	59,349,000	$6	$935,269	$(277,111)	$30,345	$688,517	$731,667	$1,420,184
Share-based compensation		—		—	3,629	—	—	3,629	—	3,629
Net income		—		—	—	15,993	—	15,993	222	16,215
Other comprehensive income		—		—	—	—	2,337	2,337	1,710	4,047
Cash dividends declared		—		—	—	(4,625)	—	(4,625)	—	(4,625)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3,383)	(3,383)
Balance at October 1, 2023	81,141,417	$8	59,349,000	$6	$938,898	$(265,743)	$32,682	$705,851	$730,216	$1,436,067

Balance at December 31, 2023	81,187,977	$8	59,349,000	$6	$944,573	$(298,049)	$22,958	$669,496	$714,187	$1,383,683
Share-based compensation	342,145	—		—	9,174	—	—	9,174	—	9,174
Payments of tax withholding requirements for employee stock awards		—		—	(1,397)	—	—	(1,397)	—	(1,397)
Deferred tax impact from divestiture		—		—	2,930	—	—	2,930	2,136	5,066
Net income		—		—	—	15,858	—	15,858	11,986	27,844
Cash dividends declared		—		—	—	(9,743)	—	(9,743)	—	(9,743)
Special excess cash dividend		—		—	—	(1,816)	—	(1,816)	—	(1,816)
Distribution to noncontrolling interest		—		—	—	—	—	—	(7,004)	(7,004)
Tax distribution		—		—	—	—	—	—	(2,596)	(2,596)
Other comprehensive income		—		—	—	—	1,455	1,455	1,062	2,517

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	81,530,122	$8	59,349,000	$6	$955,280	$(293,750)	$24,413	$685,957	$719,771	$1,405,728
Share-based compensation	7,420	—		—	4,602	—	—	4,602	—	4,602
Class V to Class A Exchange	1,000,000	—	(1,000,000)	—	12,128	—	—	12,128	(12,128)	—
Deferred tax impact from divestiture		—		—	50	—	—	50	36	86
Net (loss) income		—		—	—	(2,198)	—	(2,198)	2,970	772
Cash dividends declared		—		—	—	(4,869)	—	(4,869)	—	(4,869)
Special excess cash dividend		—		—	—	(933)	—	(933)	—	(933)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3,442)	(3,442)
Tax distribution		—		—	—	—	—	—	(1,950)	(1,950)
Other comprehensive loss		—		—	—	—	(9,054)	(9,054)	(6,417)	(15,471)
Balance at September 29, 2024	82,537,542	$8	58,349,000	$6	$972,060	$(301,750)	$15,359	$685,683	$698,840	$1,384,523

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the thirty-nine weeks ended September 29, 2024 and October 1, 2023
(In thousands)
(Unaudited)

	Thirty-nine weeks ended September 29, 2024	Thirty-nine weeks ended October 1, 2023
Cash flows from operating activities
Net income (loss)	$28,616	$(6,820)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment and other charges	—	9,548
Depreciation and amortization	53,390	60,114
Gain on sale of business	(44,015)	—
Loss (gain) on remeasurement of warrant liability	5,328	(16,560)
(Gain) loss on sale of assets	(402)	9,275
Loss on debt extinguishment	1,273	—
Share-based compensation	13,776	11,808
Deferred taxes	4,061	(10,743)
Deferred financing costs	2,803	1,084
Changes in assets and liabilities:
Accounts receivable, net	(6,264)	4,947
Inventories	(4,838)	644
Prepaid expenses and other assets	(23,714)	(20,183)
Accounts payable and accrued expenses and other	21,939	6,016
Net cash provided by operating activities	51,953	49,130
Cash flows from investing activities
Purchases of property and equipment	(60,872)	(45,707)
Purchases of intangibles	(9,220)	—
Proceeds from sale of property and equipment	26,140	8,794
Proceeds from sale of business	167,500	—
Proceeds from sale of routes	19,552	21,683
Proceeds from the sale of IO notes	3,553	4,094
Notes receivable	(30,568)	(26,369)
Net cash provided by (used in) investing activities	116,085	(37,505)
Cash flows from financing activities
Borrowings on line of credit	92,000	61,000
Repayments on line of credit	(69,630)	(40,676)
Borrowings on term debt and notes payable	25,262	4,273
Repayments on term debt and notes payable	(169,864)	(23,744)
Payment of debt issuance cost	(733)	(655)
Payments of tax withholding requirements for employee stock awards	(1,397)	(589)
Dividends paid	(15,946)	(13,921)
Distribution to noncontrolling interest	(14,862)	(10,149)
Net cash used in financing activities	(155,170)	(24,461)
Net increase (decrease) in cash and cash equivalents	12,868	(12,836)
Cash and cash equivalents at beginning of period	52,023	72,930
Cash and cash equivalents at end of period	$64,891	$60,094
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying consolidated financial statements comprise the financial statements of Utz Brands, Inc. ("UBI") and its wholly owned subsidiaries (collectively, the “Company”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). They do not include all information and notes required by U.S. GAAP for annual financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s financial statements for the year ended December 31, 2023. The balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements as of and for the year ended December 31, 2023. In the opinion of management, such financial information reflects all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with U.S. GAAP. Operating results for the interim period are not necessarily indicative of the results that may be expected for any future period or for the full year. The consolidated interim financial statements, including the Company's significant accounting policies, should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023. All intercompany transactions and balances have been eliminated in consolidation.
Prior Period Revision – Consolidated Statement of Cash Flows – For the thirty-nine weeks ended September 29, 2024, the Company disclosed the borrowings of lines of credit and repayments of lines of credit as separate line items within the financing activities section of the Consolidated Statement of Cash Flows. The Company has corrected these line items for the thirty-nine weeks ended October 1, 2023 for comparability purposes and deems the change to that period to be immaterial.
Revenue Recognition – The Company’s revenues primarily consist of the sale of salty snack items to customers, including supermarkets, mass merchants, club stores, dollar and discount stores, convenience stores, independent grocery stores and drug stores, and food service, vending, military and other channels. The Company sells its products in most regions of the United States primarily through its direct-store delivery ("DSD") network, direct-to-warehouse shipments and third-party distributors. These revenue contracts generally have a single performance obligation. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to customers, including applicable discounts, returns, allowances, trade promotion, consumer coupon redemption, unsaleable product and other costs, some of which are recorded in Selling and distribution in the Consolidated Statements of Operations and Comprehensive Income (Loss). Amounts billed and due from customers are classified as accounts receivables and require payment on a short-term basis and, therefore, the Company does not have any significant financing components.
The Company recognizes revenue when (or as) performance obligations are satisfied by transferring control of the goods to customers. Control is transferred upon delivery of the goods to the customer. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs. Applicable shipping and handling costs are included in customer billing and are recorded as revenue as the products’ control is transferred to customers. The Company assesses the goods promised in customer purchase orders and identifies a performance obligation for each promise to transfer a good that is distinct.
The Company offers various forms of trade promotions, and the methodologies for determining these promotions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade customer or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. The Company has reserves in place of $18.4 million as of September 29, 2024, which included adjustments taken by customers of $6.8 million that were awaiting final processing as of such date, and had reserves of $17.4 million as of December 31, 2023, which include adjustments taken by customers of $6.2 million that were awaiting final processing as of such date. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.

Recently Issued Accounting Standards – In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes: Improvements to Income Tax Disclosures, to amend existing income tax disclosure guidance, primarily requiring more detailed disclosures for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted, and can be applied on either a prospective or retroactive basis. The Company is currently evaluating this ASU to determine its impact on the Company's income tax disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Among other changes, ASU 2023-07 will require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.
2.DIVESTITURES
On February 5, 2024, the Company sold certain assets and brands to affiliates of Our Home™, an operating company of Better-for-You brands (“Our Home”). Under the agreement, affiliates of Our Home purchased the Good Health and R.W. Garcia brands, the Lincolnton, NC and Lititz, PA manufacturing facilities and certain related assets and assumed the Company’s Las Vegas, NV facility lease and manufacturing operations (the "Good Health and R.W. Garcia Sale") for $167.5 million, subject to customary adjustments.
The following table summarizes the net assets and liabilities included in the Good Health and R.W. Garcia Sale on February 5, 2024:

Property, plant, and equipment, net	$27,483
Goodwill	44,600
Intangible assets, net	44,327
Net working capital adjustments	7,075
Net assets sold	$123,485
The Company recognized a gain on the Good Health and R.W. Garcia Sale of $44.0 million. The gain on the Good Health and R.W. Garcia Sale is recognized as Gain on sale of business in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 29, 2024.
On April 22, 2024, the Company sold to Our Home its Berlin, PA and Fitchburg, MA manufacturing facilities and certain related assets (the “Manufacturing Facilities Sale”). The total consideration for the transactions is $18.5 million related to the facilities and certain inventory, subject to customary adjustments. The Company recognized a gain on the Manufacturing Facilities Sale of $4.3 million.
The Company and Our Home are operating under transition services agreements which are scheduled to expire during the first half of 2025. In addition, the parties will operate under reciprocal co-manufacturing agreements pursuant to which Our Home will co-manufacture certain of the Company's products and the Company will co-manufacture certain Good Health products. Certain Good Health products will continue to be distributed and sold on the Company's DSD network for Our Home pursuant to a distribution agreement. The Company received approximately $18.7 million in advance from Our Home for certain terms under these agreements, which the Company will recognize through income from operations over the terms of the transition services and co-manufacturing agreements.

3.INVENTORIES
Inventories consisted of the following:

(in thousands)	As of September 29, 2024	As of December 31, 2023
Finished goods	$67,879	$65,673
Raw materials	26,083	29,757
Maintenance parts	7,610	9,236
Total inventories	$101,572	$104,666
In connection with the Good Health and R.W. Garcia Sale in February 2024 and the Manufacturing Facilities Sale in April 2024, the Company sold inventory of $6.3 million and $1.6 million, respectively. See Note 2. Divestitures.
4.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

(in thousands)	As of September 29, 2024	As of December 31, 2023
Land	$25,861	$28,561
Buildings	112,550	123,603
Machinery and equipment	214,611	248,886
Land improvements	2,651	3,887
Building improvements	2,620	5,163
Construction-in-progress	77,629	35,533
	435,922	445,633
Less: accumulated depreciation	(120,387)	(126,752)
Property, plant and equipment, net	$315,535	$318,881
Depreciation expense was $8.2 million and $10.0 million for the thirteen weeks ended September 29, 2024 and October 1, 2023, respectively, and $25.2 million and $30.9 million for the thirty-nine weeks ended September 29, 2024 and October 1, 2023, respectively. Depreciation expense is included in Cost of goods sold and Selling, distribution, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
During the thirteen weeks ended October 1, 2023, the Company completed the sale of the Company's manufacturing facility in Bluffton, Indiana, which resulted in a loss on sale of the assets of $13.4 million. Additionally, the Company entered into a supply agreement with the buyer pursuant to which the buyer is obligated to co-manufacture certain products at below market rates for up to one year. The Company recorded a tolling asset of $0.6 million for the difference between the rate charged and the market rate for these services. If the buyer were to default on its obligations to co-manufacture any of the committed products, a financial penalty would be assessed based on the contractual terms required in the supply agreement. No such defaults occurred during the term of the supply agreement. The Company and the buyer intend to have a continuing co-manufacturing relationship under a new agreement. In a separate transaction, the Company completed the sale of land in Hanover, Pennsylvania to a separate third-party for a gain of $4.0 million.
During the thirteen weeks ended July 2, 2023, the Company permanently ceased operations at the Company’s manufacturing facility located in Birmingham, AL (the “Birmingham Facility”), effective in June 2023 (the “Manufacturing Closure”). Golden Flake® and other products that were produced at the Birmingham Facility continue to be produced at other manufacturing facilities. The Manufacturing Closure reduced the Company's workforce by approximately 130 employees, and the Company maintains its distribution center in Birmingham. The Company recorded expense of $8.9 million in connection with the Manufacturing Closure, which included $1.3 million in severance and related costs and $7.6 million of asset impairments related to fixed assets. The severance and related expenses were recorded in the Cost of goods sold line in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended October 1, 2023. The fixed asset impairments are recorded in the administrative expenses line in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended October 1, 2023. In addition, during the thirty-nine weeks ended October 1,

2023, the Company recognized expense of $1.9 million related to the impairment of property, plant and equipment unrelated to the Manufacturing Closure. During the thirty-nine weeks ended September 29, 2024, the Company sold the Birmingham Facility for proceeds of $6.0 million and its Gramercy, LA facility for $1.8 million. Both of these facilities were classified as Assets held for sale in the Consolidated Balance Sheet at December 31, 2023.
During the thirty-nine weeks ended September 29, 2024, in connection with the Good Health and R.W. Garcia Sale as described in Note 2. Divestitures, the Company sold its Lincolnton, NC and Lititz, PA manufacturing facilities and certain related assets having a net book value of $27.5 million. Also during the thirty-nine weeks ended September 29, 2024, in connection with the Manufacturing Facilities Sale as described in Note 2. Divestitures, the Company sold its Berlin, PA and Fitchburg, MA manufacturing facilities having a net book value of $12.2 million and recognized a gain on the Manufacturing Facilities Sale of $4.3 million.
5.GOODWILL AND INTANGIBLE ASSETS, NET
A rollforward of goodwill is as follows:

(in thousands)
December 31, 2023	$915,295
Good Health and R.W. Garcia Sale, Note 2. Divestitures	(44,600)
Balance as of September 29, 2024	$870,695
Intangible assets, net, consisted of the following:

(in thousands)	As of September 29, 2024	As of December 31, 2023
Subject to amortization:
Distributor/customer relationships	$647,712	$677,930
Trademarks	59,920	63,850
Amortizable assets, gross	707,632	741,780
Accumulated amortization	(142,860)	(120,405)
Amortizable assets, net	564,772	621,375
Not subject to amortization:
Trade names	428,733	434,513
Route assets	10,367	7,525
Intangible assets, net	$1,003,872	$1,063,413
During the thirteen weeks ended March 31, 2024, the Company sold customer relationships and trademarks in the amount of $26.0 million and $18.3 million, respectively, related to the Good Health and R.W. Garcia Sale. See Note 2. Divestitures, for further discussion. In addition, during the thirteen weeks ended June 30, 2024, the Company paid $9.2 million to purchase an indefinite life intangible right for use of a third-party brand name. This intangible is classified as an indefinite life trade name. There were no other significant changes to intangible assets during the thirty-nine weeks ended September 29, 2024 and October 1, 2023 other than those which arise from the normal course of business from the buying and selling of Company-owned route assets and amortization.
Amortization of distributor/customer relationships, technology and trade names amounted to $9.0 million and $9.4 million for the thirteen weeks ended September 29, 2024 and October 1, 2023, respectively, and $27.3 million and $28.3 million for the thirty-nine weeks ended September 29, 2024 and October 1, 2023, respectively. The expense related to the amortization of intangibles is included in administrative expenses in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

6.NOTES RECEIVABLE
Contracts are executed between the Company and its IOs for the sale of product distribution routes, including a note in favor of the Company, in certain cases. The notes bear interest at rates ranging from 5.00% to 10.55% with terms ranging generally from one to ten years. The notes receivable balances due from IOs at September 29, 2024 and December 31, 2023 totaled $14.5 million and $17.6 million, respectively, and are collateralized by the routes for which the loans are made. The Company also sold certain notes to Bank of America and one other bank. The Company has a corresponding notes payable, related to the sale of IOs notes receivables. See Note 10. Contingencies.
7.ACCRUED EXPENSES AND OTHER
Current accrued expenses and other consisted of the following:

(in thousands)	As of September 29, 2024	As of December 31, 2023
Accrued compensation and benefits	$20,291	$21,466
Operating right of use liability	16,661	14,992
Insurance liabilities	6,818	6,811
Accrued freight and manufacturing related costs	2,418	4,424
Accrued dividends and distributions	9,220	7,972
Accrued interest	3,321	13,280
Deferred transition services and other fees (a)	6,673	—
Other accrued expenses	9,511	8,645
Total accrued expenses and other	$74,913	$77,590
(a) See Note 2. Divestitures, for further discussion.
Non-current accrued expenses and other consisted of the following:

(in thousands)	As of September 29, 2024	As of December 31, 2023
Operating right of use liability	$44,928	$43,928
Tax Receivable Agreement liability	24,496	24,297
Supplemental retirement and salary continuation plans	7,133	6,559
Long-term portion of an interest rate hedge liability	2,429	1,936
Total accrued expenses and other	$78,986	$76,720

8.TERM DEBT, REVOLVING CREDIT FACILITY AND OTHER NOTES PAYABLE
Term Debt and Revolving Credit Facility
On April 17, 2024, the Company amended its Term Loan B to refinance in full all of the $630.3 million outstanding term loan and reduce the interest rate from the Secured Overnight Financing Rate ("SOFR") plus the applicable rate of 3.00% plus a credit spread adjustment to SOFR plus the applicable rate of 2.75%, as well as certain other changes. Other material terms of the Term Loan B, including the January 2028 maturity date, remain unchanged. The Company recorded a loss on debt extinguishment of $1.3 million related to the refinancing of its Term Loan B in its Consolidated Statement of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 29, 2024. On April 17, 2024, the Company amended its asset-based revolving credit facility (“ABL facility”) to reduce the rate from SOFR plus the applicable rate ranging from 1.50%-2.00% plus a credit spread adjustment to SOFR plus the applicable rate ranging from 1.50%-2.00%, as well as certain other changes. Other material terms of the ABL facility, including maturity date, remain unchanged.
Term debt and revolving credit facilities consisted of the following:

Debt (in thousands)	Original Principal Balance	Maturity Date	As of September 29, 2024	As of December 31, 2023
Term Loan B	$795,000	January-28	$630,335	$771,335
Real Estate Term Loan (1)	$88,140	October-32	60,274	80,184
Equipment loans (2)	$78,743		72,896	56,482
ABL facility		October-27	22,737	368
Net impact of debt issuance costs and original issue discount			(5,429)	(8,772)
Total long-term debt			780,813	899,597
Less: current portion			(16,021)	(21,086)
Long term portion of term debt and financing obligations			$764,792	$878,511
(1) Loan by City National Bank which is secured by a majority of the real estate assets of the Company ("Real Estate Term Loan").
(2) Equipment loans have varying maturities from November 2024 to June 2029.

In connection with the Good Health and R.W. Garcia Sale as described in Note 2. Divestitures and Note 4. Property, Plant and Equipment, Net, the Company made a $141.0 million accelerated payment on its Term Loan B and an $8.5 million payment on its Real Estate Term Loan; and in connection with the Manufacturing Facilities Sale as described in Note 2. Divestitures and Note 4. Property, Plant and Equipment, Net, the Company made an additional payment of $9.2 million on its Real Estate Term Loan during the thirty-nine weeks ended September 29, 2024.

Other Notes Payable and Capital Leases
Amounts outstanding under notes payable and capital leases consisted of the following:

(in thousands)	As of September 29, 2024	As of December 31, 2023
Note payable – IO notes	$13,503	$16,478
Finance lease obligations	10,099	10,145
Other	100	200
Total notes payable	23,702	26,823
Less: current portion	(7,110)	(7,649)
Long term portion of notes payable	$16,592	$19,174
Interest Expense
Interest expense consisted of the following:

(in thousands)	Thirteen weeks ended September 29, 2024	Thirteen weeks ended October 1, 2023	Thirty-nine weeks ended September 29, 2024	Thirty-nine weeks ended October 1, 2023
Company’s long-term debt	$12,049	$14,582	$33,022	$42,971
Amortization of deferred financing fees	294	633	2,803	1,084
IO loans	248	322	806	879
Total interest	$12,591	$15,537	$36,631	$44,934
9.DERIVATIVE FINANCIAL INSTRUMENTS, PURCHASE COMMITMENTS, WARRANTS AND FAIR VALUE
Derivative Financial Instruments
The Company uses interest rate swaps to manage its interest rate exposure on its Term Loan B and its Real Estate Term Loan. The interest rate swaps are recorded in the Company’s Consolidated Balance Sheets at fair value. See Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable.
In conjunction with accelerated payments on the Real Estate Term Loan during the thirty-nine weeks ended September 29, 2024 discussed within Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable, and estimated future prepayments, the Company determined that $36.7 million of hedged forecasted transactions were not probable of occurring. As such, effective February 1, 2024, the Company de-designated its interest rate hedge accounting on its Real Estate Term Loan and re-designated a new interest hedging relationship totaling $47.0 million. As a result, the Company immediately reclassified $0.3 million of accumulated other comprehensive income to earnings which is reflected as a decrease to interest expense within the Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 29, 2024, $46.0 million and $35.9 million of the notional of the Company's interest rate swap was designated under interest rate hedge accounting and at fair value with mark-to-market adjustments recorded immediately in earnings, respectively. For the thirteen and thirty-nine weeks ended September 29, 2024, the Company recognized $1.7 million and $1.0 million, respectively, as an increase to interest expense within the Consolidated Statements of Operations and Comprehensive Income (Loss).
As of and for the thirty-nine weeks ended September 29, 2024, there were no changes to the hedge accounting related to Term Loan B.
Warrant Liabilities
As of each of September 29, 2024 and December 31, 2023, there were 7,200,000 private placement warrants (“Warrants”) outstanding, which are accounted for as derivative liabilities pursuant to ASC 815-40. The Warrants have a term of five years and expire in August 2025. A reconciliation of the changes in the warrant liability during the thirty-nine weeks ended September 29, 2024 is as follows:

(in thousands)
Fair value of warrant liabilities as of December 31, 2023	$43,272
Gain on remeasurement of warrant liability	(1,080)
Fair value of warrant liabilities as of June 30, 2024	$42,192
Loss on remeasurement of warrant liability	6,408
Fair value of warrant liabilities as of September 29, 2024	$48,600
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $83.7 million as of September 29, 2024 and $66.7 million as of December 31, 2023. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment (losses) gains totaling $(0.8) million and $(1.7) million for the thirteen weeks ended September 29, 2024 and October 1, 2023, respectively, and $0.1 million and $(1.9) million for the thirty-nine weeks ended September 29, 2024 and October 1, 2023, respectively.
Fair Value
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 29, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$64,891	$—	$—	$64,891
Commodity contracts	—	335	—	335
Interest rate swaps	—	19,904	—	19,904
Total assets	$64,891	$20,239	$—	$85,130
Liabilities:
Commodity contracts	$—	$961	$—	$961
Interest rate swaps	—	2,467	—	2,467
Warrants	—	48,600	—	48,600
Debt	—	780,813	—	780,813
Total liabilities	$—	$832,841	$—	$832,841
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
Guarantees
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $61.2 million and $52.8 million at September 29, 2024 and December 31, 2023, respectively, which loans are accounted for as off balance sheet arrangements. As discussed in Note 6. Notes Receivable, the Company also sold notes receivable on its books to Bank of America during fiscal years 2023 and 2024, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at September 29, 2024 and December 31, 2023 was $12.3 million and $14.8 million, respectively. Due to the structure of the transactions, the sale did not qualify for sale accounting treatment, and as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding notes receivable also remain in the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year.
Additionally, the Company guarantees loans for the purchase of routes made by two other banks. The outstanding balance of these loans was $1.9 million and $2.9 million at September 29, 2024 and December 31, 2023, respectively, of which $1.6 million and $2.2 million was included in the Company's Consolidated Balance Sheets at September 29, 2024 and December 31, 2023, respectively. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance.
All of the above IO loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
11.SUPPLEMENTARY CASH FLOW INFORMATION

(in thousands)	Thirty-nine weeks ended September 29, 2024	Thirty-nine weeks ended October 1, 2023
Cash paid for interest	$42,782	$44,310
Refunds related to income taxes	$154	$387
Payments for income taxes	$28,557	$5,022
Finance lease additions	$3,066	$1,298
The Company presents the gain on the sale of disposals of property and equipment, and the gain on the sale of routes within (Loss) gain on sale of assets within the Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statement of Cash Flows.
12.INCOME TAXES
The Company is subject to federal and state income taxes with respect to our allocable share of any taxable income or loss of UBH, as well as any standalone income or loss that UBI generates. UBH is treated as a partnership for federal income tax purposes, and for most applicable state and local income tax purposes, and generally does not pay income taxes in most jurisdictions. Instead, UBH taxable income or loss is passed through to its members, including UBI. Despite its partnership treatment, UBH is liable for income taxes in those states that do not recognize its pass-through status and for certain of its subsidiaries that are not taxed as pass-through entities. The Company has acquired various domestic entities taxed as corporations, which are now wholly owned by us or our subsidiaries. Where required or allowed, these subsidiaries also file and pay taxes as a consolidated group for federal and state income tax purposes. The Company anticipates this structure to remain in existence for the foreseeable future.
The Company recorded income tax expense of $0.2 million and $25.4 million for the thirteen and thirty-nine weeks ended September 29, 2024, respectively. Comparably, the Company recorded income tax benefit for the thirteen and thirty-nine weeks ended October 1, 2023 of $10.1 million and $13.4 million, respectively. The effective tax rates for the thirteen and thirty-nine weeks ended September 29, 2024 were 17.2% and 47.0%, respectively. Comparably, the effective tax rates for the thirteen and thirty-nine weeks ended October 1, 2023 were (165.1)% and 66.3%, respectively. The Company’s effective tax rates differ from the federal statutory rate of 21% primarily because of UBH, which is a partnership, is not taxed at the Company level, and is required to allocate some of its taxable results to the Continuing Members, as well as state taxes and the fair value impact of warrant liabilities. The Company’s effective tax rates for the thirteen and thirty-nine weeks ended September 29, 2024 were 11.9% and 6.3%, respectively, before consideration of any discrete items. During the thirteen and thirty-nine weeks ended September 29, 2024, the effective tax rate was impacted by the return to provision items, the sale of certain assets and brands to affiliates of Our Home and statutory state tax rate changes, which resulted in a discrete tax benefit and expense of $0.7 million and $24.3 million, respectively.
The Company regularly evaluates valuation allowances established for deferred tax assets (“DTAs”) for which future realization is uncertain. The Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit the use of existing DTAs. As of September 29, 2024, a significant piece of objective negative evidence evaluated was the twelve-quarter cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTAs such as the investment in UBH, federal operating losses subject to annual limitations due to “change in ownership” provisions, and state net operating losses where the Company does not expect to continue to have nexus. Therefore, a valuation allowance has been recorded against the DTAs for which it is more likely than not they will not be realized. The Company has DTAs related to its investment in UBH that are expected to be realized in the ordinary course of operations or generate future net operating losses for which a portion will have an indefinite carryforward period.
Additionally, the Company has deferred tax liabilities (“DTLs”) related to its investment in UBH that will not reverse in the ordinary course of business and will only reverse when UBH is sold or liquidated. The Company has no intention of disposing of or liquidating UBH and therefore has not considered the indefinite lived DTL as a source of income to offset other DTAs. In weighing positive and negative evidence, both objective and subjective, including its twelve-quarter cumulative loss, the Company has recorded a valuation allowance against its DTAs related to net operating losses and deductible book/tax differences and recorded a DTL primarily related to the book over tax basis in the investment in UBH that will not reverse in the ordinary course of business. The Company considered that an indefinite lived DTL may be considered as a source of taxable income for an indefinite lived DTA; however, given our indefinite lived DTL will only reverse upon sale or liquidation, the Company determined that it was more appropriate to record a valuation allowance against a portion of its DTAs. The amount of DTAs considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.
As of September 29, 2024, tax years 2021 through 2024 remain open and subject to examination by the Internal Revenue Service and the majority of the states where the Company has nexus, and tax years 2019 through 2024 remain open and subject to examination in selected states that have a four-year statute of limitations.
Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of September 29, 2024 or December 31, 2023.
See Note 13. Equity for a discussion on distribution requirements to UBH members regarding income taxes on their flow-through income.

Tax receivable agreement liability
Pursuant to an election under section 754 of the Internal Revenue Code, the Company obtained an increase in its share of the tax basis in the net assets of UBH when it was deemed to purchase UBH common limited liability company units from a third party then holding common and preferred interests of the Continuing Members and its purchase of UBH units from the Continuing Members per the Business Combination Agreement. Following the Business Combination, the Continuing Members have the option to exchange UBH units, together with an equal number of shares of Class V Common Stock of UBI for a corresponding number of shares of Class A Common Stock of UBI. The Company intends to treat any such exchanges as direct purchases for U.S. federal income tax purposes, which is expected to further increase UBI's share of the tax basis in the net assets of UBH. The increases in tax basis may reduce the amounts the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

Pursuant to the Business Combination Agreement, the Company entered into a Tax Receivable Agreement (the "TRA"), which provides for the payment by the Company of 85% of the amount of any tax benefits realized as a result of (i) increases in the share of the tax basis in the net assets of UBH resulting from the Business Combination and any future exchanges by the Continuing Members of UBH units and shares of Class V Common Stock of UBI for shares of Class A Common Stock of UBI; (ii) tax basis increases attributable to payments made under the TRA; and (iii) tax amortization deductions attributable to the acquisition of Kennedy Endeavors, Inc. and the election to treat the transaction as an asset deal for tax purposes. The rights of each party under the TRA other than the Company are assignable, subject to certain restrictions. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable, among other factors.
As of September 29, 2024 and December 31, 2023, the Company had a liability of $24.5 million and $24.3 million, respectively, related to its projected obligations under the TRA, which is reflected as current and non-current accrued expenses in the Consolidated Balance Sheets.
13.EQUITY
On July 9, 2024, the Continuing Members exchanged 1,000,000 UBH units together with the surrender and cancellation of the same number of shares of Class V Common Stock of UBI for an equal number of shares of Class A Common Stock of UBI. The Company did not receive any proceeds as a result of this exchange.
The Business Combination Agreement requires UBH, which is treated as a partnership for federal income tax purposes, to make quarterly distributions to its members so they receive sufficient cash to settle their income tax on their share of flow-through income from UBH (“Tax Distributions”). The Tax Distributions are made on a prorata basis to all of the UBH members, which include UBI and the Continuing Members, such that the member with the highest liability receives sufficient cash to cover their income tax on their flow-through income from UBH. Since UBI’s income tax rate is lower than the Continuing Members and UBI obtained additional tax basis in the net assets of UBH (as described in Note 12. Income Taxes), the prorata Tax Distributions have been providing UBI with cash that exceeds its income tax liability. The excess is used for the TRA liability that is payable to the Continuing Members and special dividends to holders of Class A Common Stock of UBI. The Tax Distributions and special dividends on Class A Common Stock are recorded to the equity section of the Consolidated Balance Sheets.

14.INCOME (LOSS) PER SHARE
Basic (loss) income per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding during the periods. Diluted (loss) income per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share-based awards outstanding during the periods.
The following table reconciles the numerators and denominators used in the computations of both basic and diluted (loss) income per share:

(in thousands, except share data)	Thirteen weeks ended September 29, 2024	Thirteen weeks ended October 1, 2023	Thirty-nine weeks ended September 29, 2024	Thirty-nine weeks ended October 1, 2023
Numerator:
Net (loss) income attributable to common stockholders	$(2,198)	$15,993	$13,660	$2,742
Denominator:
Weighted average Class A Common Stock shares, basic	82,445,064	81,141,417	81,763,848	81,060,961
Dilutive securities included in diluted earnings per share calculation:
Warrants	—	1,828,748	2,210,365	2,142,492
RSUs	—	338,373	619,363	242,903
PSUs	—	135,737	341,686	121,083
Stock options	—	—	13,492	317
Total dilutive weighted average shares	82,445,064	83,444,275	84,948,754	83,567,756
Basic (loss) income per share	$(0.03)	$0.20	$0.17	$0.03
Diluted (loss) income per share	$(0.03)	$0.19	$0.16	$0.03
Class V Common Stock not subject to loss (income) per share calculation	58,436,912	59,349,000	59,044,971	59,349,000
Net income attributable to noncontrolling interest	$2,970	$222	$14,956	$(9,562)
The diluted income (loss) per share computation excludes the effect of certain Warrants, restricted stock units ("RSUs"), performance stock units ("PSUs") and stock options granted to directors and management that convert to Class A Common Stock upon vesting or being exercised, as their inclusion would have been anti-dilutive. Anti-dilutive securities excluded from diluted income per share calculation are as follows:

	Thirteen weeks ended September 29, 2024	Thirteen weeks ended October 1, 2023	Thirty-nine weeks ended September 29, 2024	Thirty-nine weeks ended October 1, 2023
Warrants	2,210,365	—	—	—
RSUs	619,363	—	—	—
PSUs	341,686	—	—	—
Stock options	13,492	—	—	—
Shares of the Company’s Class V Common Stock do not participate in income or losses of the Company and, therefore, are not participating securities. The PSUs and RSUs were not considered participating securities despite the holders of these stock-based compensation awards being entitled to participate in dividends declared on Class A Common Stock, if and when declared, on a one-to-one per-share basis, because the dividends are only payable upon full vesting of the awards, and as such, the dividend is forfeitable. As of September 29, 2024 and December 31, 2023, the Continuing Members held all 58,349,000 and 59,349,000 shares of Class V Common Stock issued and outstanding, respectively, and also held an equal number of units of UBH, which comprise the noncontrolling interest.
15.SUBSEQUENT EVENTS
The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis of our financial condition and results of operations ("MD&A") should be read in conjunction with our unaudited interim consolidated financial statements as of and for the thirteen and thirty-nine weeks ended September 29, 2024, together with our audited consolidated financial statements for our most recently completed fiscal year set forth under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 and other filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Our fiscal year end is the Sunday closest to December 31. Our fiscal year 2023 ended December 31, 2023 and was a fifty-two-week fiscal year. Our fiscal year 2024 will end on December 29, 2024 and will also be a fifty-two-week fiscal year. Our fiscal quarters are comprised of thirteen weeks each, except for fifty-three-week fiscal years for which the fourth quarter is comprised of fourteen weeks, and end on the thirteenth Sunday of each quarter (or the fourteenth Sunday of the fourth quarter in fifty-three-week fiscal years).
Overview
We were founded in 1921 in Hanover, Pennsylvania and benefit from over 100 years of brand awareness and heritage in the salty snack industry. We are a leading United States manufacturer of branded salty snacks, producing a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, pork skins, pub/party mixes and other snacks. Our iconic portfolio of authentic, craft and “better-for-you” ("BFY") brands includes Utz®, On The Border®, Zapp’s®, Golden Flake®, Boulder Canyon®, Hawaiian® Brand and TORTIYAHS!®, among others, and enjoys strong household penetration in the United States, where our products can be found in approximately 49% of U.S. households as of December 31, 2023. As of September 29, 2024, we operate 8 primary manufacturing facilities across the United States with a broad range of capabilities, and are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors and approximately 2,450 direct-store delivery ("DSD") routes. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2023 retail sales, we are the second-largest producer of branded salty snacks in our collective core geographies of Alabama, Connecticut, Delaware, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Virginia, Vermont, West Virginia, and Washington,
Key Developments and Trends
Our management team monitors a number of developments and trends that could impact our revenue and profitability objectives.
Long-Term Demographics, Consumer Trends, and Demand – We participate in the attractive and growing $39 billion U.S. salty snacks category, within the broader approximately $129 billion market for U.S. snack foods as of September 29, 2024. For the thirteen weeks ended September 29, 2024, U.S. retail sales for salty snacks based on Circana data decreased by 0.4% versus the comparable prior year period. Our retail sales decreased 1.3% over the thirteen weeks ended September 29, 2024 versus the comparable prior year period. Within Potato Chips, our share performance was impacted by the softness in our Utz brand due to competitive activity, and in Zapp’s®, along with softness in our Golden Flake® business. Importantly, Boulder Canyon® gained share led by strong same store velocities in both traditional channels and in the natural channel, with growth of 26.5% and 37.3%, respectively, per Circana. A 2024 study from Circana cites that 46% of consumers snack three or more times a day, down three points compared to a year ago but with no change versus five years ago. Additionally, the salty snacks category has historically benefited from favorable competitive dynamics, including low private label penetration and category leaders competing primarily through marketing and innovation.

Competition – The salty snack industry is highly competitive and includes many diverse participants. Our products primarily compete with other salty snacks but also compete more broadly for certain eating occasions with other snack foods. We believe that the principal competitive factors in the salty snack industry include taste, convenience, product variety, product quality, price, nutrition, consumer brand awareness, media and promotional activities, in-store merchandising execution, customer service, cost-efficient distribution and access to retailer shelf space. We believe we compete effectively with respect to each of these factors. Additionally, during 2024, certain competitors began to take certain discrete pricing actions in specific channels, resulting in an environment that has become far more promotional which has impacted our sales and promotional activities.

Operating Costs – Our operating costs include raw materials, labor, manufacturing overhead, selling, distribution and administrative expenses. We manage these expenses through annual cost saving and productivity initiatives, sourcing and hedging programs, pricing actions, refinancing and tax optimization. Additionally, we maintain ongoing efforts led by our transformation office to expand our profitability, including implementing significant reductions to our operating cost structure in both supply chain and overhead costs.
Financing Costs and Exposure to Interest Rate Changes – As of September 29, 2024, we had $713.3 million in variable rate indebtedness, down from $851.9 million at December 31, 2023. The decrease in variable rate debt is primarily due to a $141.0 million payment made in connection with the Good Health and R.W. Garcia Sale (as defined below) and the Manufacturing Facilities Sale (as defined below), each as described in Note 2. Divestitures and Note 4. Property, Plant and Equipment, Net, toward the outstanding balance of the Term Loan B and $17.7 million payment toward the outstanding balance of the loan by City National Bank, which is secured by a majority of the real estate assets of our subsidiaries through September 2032 (the “Real Estate Term Loan”). As of September 29, 2024, our variable rate indebtedness is benchmarked to the Term SOFR Screen Rate. As of September 29, 2024, we have existing interest rate swaps totaling $582.0 million of debt. Our interest rate hedge strategy has limited some of our exposure to changes in interest rates. We regularly evaluate our variable and fixed-rate debt. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the thirty-nine weeks ended September 29, 2024 was 5.7%, down from 5.8% during the thirty-nine weeks ended October 1, 2023. We have used interest rate swaps to manage part of our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable and Note 9. Derivative Financial Instruments, Purchase Commitments, Warrants and Fair Value, to our unaudited consolidated financial statements included under Part I, Item 1 of this filing for additional information on debt, derivative and purchase commitment activity. The Company has experienced the effect of increased interest rates on the portion of its debt that is not hedged, any and continued increases in interest rates could negatively impact our net income.
Recent Developments and Significant Items Affecting Comparability
Divestitures
On February 5, 2024, the Company sold certain assets and brands to affiliates of Our Home™, an operating company of Better-for-You brands (“Our Home”). Under the agreement, affiliates of Our Home purchased the Good Health and R.W. Garcia brands, the Lincolnton, NC and Lititz, PA manufacturing facilities and certain related assets, and assumed the Company’s Las Vegas, NV facility lease and manufacturing operations (the "Good Health and R.W. Garcia Sale"), for $167.5 million, subject to customary adjustments. See Note 2. Divestitures, to our unaudited consolidated financial statements included under Part I, Item 1 of this filing for further discussion.
On April 22, 2024, the Company sold to Our Home its Berlin, PA and Fitchburg, MA manufacturing facilities and certain related assets (the “Manufacturing Facilities Sale”). The total consideration for the transactions is $18.5 million related to the facilities and certain inventory, subject to customary adjustments.
The Company and Our Home are operating under transition services agreements which are scheduled to expire during the first half of 2025. In addition, the parties will operate under reciprocal co-manufacturing agreements pursuant to which Our Home will co-manufacture certain of the Company's products and the Company will co-manufacture certain Good Health products. Certain Good Health products will continue to be distributed and sold on the Company's DSD network for Our Home. The Company received approximately $18.7 million in advance from Our Home for certain terms under these agreements, which the Company will recognize through income from operations over the terms of the transition services and co-manufacturing agreements.

Trade Name Purchase
During the thirty-nine weeks ended September 29, 2024, the Company paid $9.2 million to purchase an indefinite life intangible for use of a third-party brand name. This intangible is classified as an indefinite life trade name. See Note 5. Goodwill and Intangible Assets, Net.
Commodity and Other Cost Trends
We regularly monitor worldwide supply and commodity costs so that we can cost-effectively secure ingredients, packaging and fuel required for production. A number of external factors such as weather, which may be impacted in unanticipated ways due to climate change, commodity market conditions, inflationary conditions and the effects of governmental, agricultural or other programs, may affect the cost and availability of raw materials and agricultural materials used in our products. We address commodity costs primarily through the use of buying-forward, which locks in pricing for key materials between three and 18 months in advance. Other methods include hedging, net pricing adjustments to cover longer term cost inflation and manufacturing and overhead cost control. Our hedging techniques, such as forward contracts, limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. We experienced an increase in pricing of certain commodities throughout fiscal year 2022, which has since stabilized during fiscal year 2023 and into 2024. Commodity cost increases may adversely impact our net income. Additionally, the Company has experienced rising costs related to fuel and freight rates as well as rising labor costs, which have negatively impacted profitability. Transportation costs have been on the rise since early 2021 and may continue to rise, which may also adversely impact net income. The Company seeks to offset rising costs through increasing manufacturing and distribution efficiencies as well as through price increases to our customers, although it is unclear whether historic customer sales levels will be maintained at these higher prices. Due to competitive market conditions, planned trade or promotional incentives, or other factors, our pricing actions may also lag commodity cost changes.
While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. Market factors may result in higher costs of sourcing those materials.
Independent Operator Conversions
Our DSD distribution is executed via Company-owned routes operated by route sales professionals ("RSPs") and third-party routes managed by IOs. We have used the IO and RSP models for more than a decade. In fiscal year 2017, we embarked on a multi-year strategy to convert all company-owned RSP routes to the IO model. The conversion process involves selling distribution rights of a defined route to an IO. As we convert a routes, there is a decrease in the selling, distribution and administrative costs that we previously incurred on RSPs and a corresponding increase in discounts paid to IOs to cover their costs to distribute our product. The net impact is a reduction in selling and distribution expenses and a decrease in net sales and gross profit. Conversions also impact our balance sheet, resulting in an increase in cash proceeds to us as a result of selling the route to an IO, or by creating notes receivable related to the sale of the routes. While we expect to have a small number of routes under the ownership of the Company as we acquire and re-sell routes as part of our normal operations, as of September 29, 2024, substantially all of our DSD routes are managed by IOs.

Results of Operations
Overview
The following tables present selected unaudited financial data for the thirteen and thirty-nine weeks ended September 29, 2024 and October 1, 2023.

(in thousands)	Thirteen weeks ended September 29, 2024	Thirteen weeks ended October 1, 2023	Thirty-nine weeks ended September 29, 2024	Thirty-nine weeks ended October 1, 2023
Net sales	$365,523	$371,852	$1,068,236	$1,086,138
Cost of goods sold	234,500	252,583	692,886	744,980
Gross profit	131,023	119,269	375,350	341,158
Selling, distribution, and administrative expenses
Selling and distribution	80,140	70,973	227,586	202,888
Administrative	29,901	34,531	96,496	123,155
Total selling, distribution, and administrative expenses	110,041	105,504	324,082	326,043
(Loss) gain on sale of assets, net	(1,501)	(8,488)	402	(9,275)
Income from operations	19,481	5,277	51,670	5,840
Other (expense) income
Gain on sale of business	—	—	44,015	—
Interest expense	(12,591)	(15,537)	(36,631)	(44,934)
Loss on debt extinguishment	—	—	(1,273)	—
Other income	450	392	1,558	2,279
(Loss) gain on remeasurement of warrant liability	(6,408)	15,984	(5,328)	16,560
Other (expense) income, net	(18,549)	839	2,341	(26,095)
Income (loss) before taxes	932	6,116	54,011	(20,255)
Income tax expense (benefit)	160	(10,099)	25,395	(13,435)
Net income (loss)	772	16,215	28,616	(6,820)
Net (income) loss attributable to noncontrolling interest	(2,970)	(222)	(14,956)	9,562
Net (loss) income attributable to controlling interest	$(2,198)	$15,993	$13,660	$2,742

Thirteen weeks ended September 29, 2024 versus Thirteen weeks ended October 1, 2023
Net sales
Net sales were $365.5 million and $371.9 million for the thirteen weeks ended September 29, 2024 and October 1, 2023, respectively. Net sales for the thirteen weeks ended September 29, 2024 decreased $6.4 million or 1.7% over the comparable period in 2023. The Good Health and R.W. Garcia Sale contributed 3.6% to the year-over-year decrease. The remaining change, totaling a 1.9% increase in net sales, was related to favorable volume/mix of 2.4% as further discussed below, offset by 0.5% attributable to lower net price realization. IO discounts increased to $46.7 million for the thirteen weeks ended September 29, 2024, up from $45.4 million for the corresponding thirteen weeks ended October 1, 2023.
Sales are evaluated based on classification as Power Brands and Foundation Brands. Our Power Brands, which represent 79% of our volume for the thirteen weeks ended September 29, 2024, include Utz®, On The Border®, Zapp’s®, Boulder Canyon®, Golden Flake® Pork, TGI Friday’s®, Hawaiian®, Tim’s Cascade®, TORTYAHS®, Dirty®, and Jax®. Our Foundation Brands, which represent 21% of our volume for the thirteen weeks ended September 29, 2024, include Golden Flake® ex-Pork, Snyder of Berlin®, Bachman®, H.K. Anderson®, Vitner’s®, Kitchen Cooked®, Wachusett®, and other small brands, and also includes Partner brands, Private Label, Co-Man, and Utz Branded non-salty snacks such as On The Border® Dips and Salsa. For the thirteen weeks ended September 29, 2024, Power Brand volume increased by approximately 4%, while Foundation Brand volume decreased by approximately 7% as compared to the thirteen weeks ended October 1, 2023.
Cost of goods sold and Gross profit
Gross profit was $131.0 million and $119.3 million for the thirteen weeks ended September 29, 2024 and October 1, 2023, respectively. Our gross profit margin was 35.8% for the thirteen weeks ended September 29, 2024 versus 32.1% for the thirteen weeks ended October 1, 2023. The increase in gross profit and gross profit margin was primarily driven by benefits from productivity and favorable sales volume/mix which more than offset supply chain cost inflation, investments to support the Company’s productivity initiatives and promotional activities. Additionally, IO discounts increased to $46.7 million for the thirteen weeks ended September 29, 2024, up from $45.4 million for the thirteen weeks ended October 1, 2023.
Selling, distribution, and administrative expense
Selling, distribution, and administrative expenses were $110.0 million and $105.5 million for the thirteen weeks ended September 29, 2024 and October 1, 2023, respectively, resulting in an increase of $4.5 million or 4.3% for the thirteen weeks ended September 29, 2024 over the corresponding period in fiscal year 2023. The increase in selling, distribution, and administrative expense is primarily related to increased marketing spend, higher distribution costs, and investments in selling capabilities to support distribution growth in Expansion geographies. These expenses were partially offset by productivity benefits related to logistics costs included in distribution.
Loss on sale of assets
Loss on sale of assets was $1.5 million and $8.5 million for the thirteen weeks ended September 29, 2024 and October 1, 2023, respectively. During the thirteen weeks ended October 1, 2023, the sale of the Company's manufacturing plant in Bluffton, Indiana generated a loss of $13.4 million, partially offset by gain on sale of land for $4.0 million and the sale of IO routes and other fixed assets.
Other (expense) income, net
Other (expense) income, net was $(18.5) million and $0.8 million for the thirteen weeks ended September 29, 2024 and October 1, 2023, respectively. The increase of $19.3 million in other expense for the thirteen weeks ended September 29, 2024 compared to the thirteen weeks ended October 1, 2023 was primarily due to an increase in the loss on the remeasurement of the warrant liability of $22.4 million for the thirteen weeks ended September 29, 2024, partially offset by a decrease in interest expense of $2.9 million primarily related to the $141.0 million payment on our Term Loan B and $17.7 million payment on our Real Estate Term Loan during the thirty-nine weeks ended September 29, 2024. See Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable for further discussion.
Income taxes
Income tax expense (benefit) was $0.2 million and $(10.1) million for the thirteen weeks ended September 29, 2024 and October 1, 2023, respectively.

Thirty-nine weeks ended September 29, 2024 versus thirty-nine weeks ended October 1, 2023
Net sales
Net sales were $1,068.2 million and $1,086.1 million for the thirty-nine weeks ended September 29, 2024 and October 1, 2023, respectively. Net sales for the thirty-nine weeks ended September 29, 2024 decreased $17.9 million or 1.6% over the comparable period in 2023. The Good Health and R.W. Garcia Sale contributed 3.1% to the year-over-year decrease and 0.2% related to continued IO conversions. The remaining change, totaling a 1.7% increase in net sales, was related to a favorable volume/mix of 1.8% as further discussed below, offset by 0.1% related to lower price realization. IO discounts increased to $138.8 million for the thirty-nine weeks ended September 29, 2024, up from $133.5 million for the corresponding thirty-nine weeks ended October 1, 2023.
Our Power Brands represent 77% of our volume for the thirty-nine weeks ended September 29, 2024, and our Foundation Brands, represent 23% of our volume for the thirty-nine weeks ended September 29, 2024. For the thirty-nine weeks ended September 29, 2024, Power Brand volume increased by approximately 4%, while Foundation Brand volume decreased by approximately 11% as compared to the thirty-nine weeks ended October 1, 2023.
Cost of goods sold and Gross profit
Gross profit was $375.4 million and $341.2 million for the thirty-nine weeks ended September 29, 2024 and October 1, 2023, respectively. Our gross profit margin was 35.1% for the thirty-nine weeks ended September 29, 2024 versus 31.4% for the thirty-nine weeks ended October 1, 2023. The increase in gross profit and gross profit margin were primarily driven by benefits from productivity and favorable sales volume/mix which more than offset supply chain cost inflation, investments to support the Company’s productivity initiatives and slightly lower pricing. Additionally, IO discounts increased to $138.8 million for the thirty-nine weeks ended September 29, 2024, up from $133.5 million for the thirty-nine weeks ended October 1, 2023.
Selling, distribution, and administrative expense
Selling, distribution, and administrative expenses were $324.1 million and $326.0 million for the thirty-nine weeks ended September 29, 2024 and October 1, 2023, respectively, resulting in a decrease of $2.0 million or 0.6% for the thirty-nine weeks ended September 29, 2024 over the corresponding period in fiscal year 2023. The decrease in selling, distribution, and administrative expense was primarily attributable to $9.5 million related to the impairment of fixed assets, primarily related to the closure of the manufacturing operation at the Birmingham, AL facility during the thirty-nine weeks ended October 1, 2023 as discussed in Note 4. Property, Plant and Equipment, Net. The Company also recognized a liability and related expense of $4.7 million related to a contract termination with a co-manufacturer, which is recorded in the administrative line in the Consolidated Statement of Operations and Comprehensive Income (Loss) during the thirty-nine weeks ended October 1, 2023. This agreement was a continuation of the Company's response to shifting production from a manufacturing facility that was damaged by a natural disaster in 2021. This decrease was partially offset by an increased marketing spend, higher distribution costs, and investments in selling capabilities to support distribution growth in Expansion geographies.
Gain (loss) on sale of assets
Gain (loss) on sale of assets was $0.4 million and $(9.3) million for the thirty-nine weeks ended September 29, 2024 and October 1, 2023, respectively. The loss during the thirty-nine weeks ended October 1, 2023 was primarily related to the sale of the Company's manufacturing facility in Bluffton, Indiana which generated a loss of $13.4 million, partially offset by gain on sale of land for $4.0 million and the sale of IO routes and other fixed assets.
Other income (expense), net
Other income (expense), net was $2.3 million and $(26.1) million for the thirty-nine weeks ended September 29, 2024 and October 1, 2023, respectively. The increase in other income of $28.4 million for the thirty-nine weeks ended September 29, 2024 compared to the thirty-nine weeks ended October 1, 2023 was primarily due to the gain on sale of business of $44.0 million relating to the Good Health and R.W. Garcia Sale which occurred on February 5, 2024. See Note 2. Divestitures, for further discussion. The decrease in interest expense of $8.3 million primarily related to the $141.0 million payment on our Term Loan B and the $17.7 million payment on our Real Estate Term Loan during the thirty-nine weeks ended September 29, 2024. This increase was partially offset by an increase in the loss on the remeasurement of the warrant liability of $21.9 million and the loss on debt extinguishment of $1.3 million recognized during the thirty-nine weeks ended September 29, 2024. See Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable, for further discussion.

Income taxes
Income tax expense (benefit) was $25.4 million and $(13.4) million for the thirty-nine weeks ended September 29, 2024 and October 1, 2023, respectively. The increase in income tax expense for the thirty-nine weeks ended September 29, 2024 versus the corresponding period in fiscal year 2023 is primarily attributable to the Good Health and R.W. Garcia Sale, which occurred on February 5, 2024. See Note 2. Divestitures, for further discussion.
Non-GAAP Financial Measures
We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identifies trends in our underlying operating results and provides additional insight and transparency on how we evaluate the business. We use non-GAAP financial measures to budget, make operating and strategic decisions and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. The adjustments generally fall within the categories of non-cash items, acquisition, divestiture and integration costs and gains, business transformation initiatives and financing-related costs. We believe the non-GAAP measures should always be considered along with the related U.S. GAAP financial measures. We have provided the reconciliations between the U.S. GAAP and non-GAAP financial measures below, and we also discuss our underlying U.S. GAAP results throughout this MD&A section.
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
We define Adjusted EBITDA as EBITDA further adjusted to exclude certain non-cash items, such as accruals for long-term incentive programs, hedging and purchase commitments adjustments, remeasurement of warrant liabilities, asset impairments, acquisition, divestiture and integration costs and gains, business transformation initiatives and financing-related costs.
Adjusted EBITDA is one of the key performance indicators we use in evaluating our operating performance and in making financial, operating and planning decisions. We believe EBITDA and Adjusted EBITDA are useful to investors in the evaluation of our operating performance compared to other companies in the salty snack industry, as similar measures are commonly used by companies in this industry. However, we caution that other companies may use different definitions from us, and their figures may not be directly comparable to our figures. We also report Adjusted EBITDA as a percentage of Net Sales as an additional measure for investors to evaluate our Adjusted EBITDA margins on Net Sales.

The following table provides a reconciliation from net income (loss) to EBITDA and Adjusted EBITDA for the thirteen and thirty-nine weeks ended September 29, 2024 and October 1, 2023:

(dollars in millions)	Thirteen weeks ended September 29, 2024	Thirteen weeks ended October 1, 2023	Thirty-nine weeks ended September 29, 2024	Thirty-nine weeks ended October 1, 2023
Net income (loss)	$0.8	$16.2	$28.6	$(6.8)
Plus non-GAAP adjustments:
Income Tax Expense (Benefit)	0.2	(10.1)	25.4	(13.4)
Depreciation and Amortization	17.5	19.7	53.4	60.1
Interest Expense, Net	12.6	15.5	36.6	44.9
Interest Income (IO loans)(1)	(0.6)	(0.5)	(1.5)	(1.4)
EBITDA	30.5	40.8	142.5	83.4
Certain Non-Cash Adjustments(2)	6.2	24.5	15.1	42.2
Acquisition, Divestiture and Integration(3)	2.8	1.3	(34.5)	8.7
Business Transformation Initiatives(4)	8.1	1.4	18.4	19.9
Financing-Related Costs(5)	—	0.1	0.3	0.2
Gain on Remeasurement of Warrant Liability(6)	6.4	(16.0)	5.3	(16.6)
Adjusted EBITDA	$54.0	$52.1	$147.1	$137.8
Net income (loss) as a % of Net Sales	0.2%	4.4%	2.7%	(0.6)%
Adjusted EBITDA as a % of Net Sales	14.8%	14.0%	13.8%	12.7%
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
(2)Certain Non-Cash Adjustments are comprised primarily of the following:
Incentive programs – The Company incurred $4.7 million and $3.7 million of share-based compensation expense, which was awarded to associates and directors, and compensation expense associated with the employee stock purchase plan (the "ESPP") and the omnibus equity incentive plan (the "OEIP") for the thirteen weeks ended September 29, 2024 and October 1, 2023, respectively. The Company incurred $13.1 million and $11.8 million of share-based compensation expense, which was awarded to associates and directors, and compensation expense associated with the ESPP and the OEIP for the thirty-nine weeks ended September 29, 2024 and October 1, 2023, respectively.
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
Purchase Commitments and Other Adjustments – We have purchase commitments for specific quantities at fixed prices for certain of our products’ key ingredients. To facilitate comparisons of our underlying operating results, this adjustment was made to remove the volatility of purchase commitments related to unrealized gains and losses. The adjustment related to Purchase Commitments and Other Adjustments, including cloud computing amortization was expense of $1.5 million and $2.3 million for the thirteen weeks ended September 29, 2024 and October 1, 2023, respectively. The adjustment related to Purchase Commitments and Other Adjustments, including cloud computing amortization was $2.0 million and $2.4 million for the thirty-nine weeks ended September 29, 2024 and October 1, 2023, respectively.
(3)Adjustment for Acquisition, Divestiture and Integration Costs and (Gains) – Such expenses were $2.8 million and $1.2 million for the thirteen weeks ended September 29, 2024 and October 1, 2023, respectively; and $9.5 million and $9.5 million for the thirty-nine weeks ended September 29, 2024 and October 1, 2023, respectively. Additionally, other acquisitions and integration costs (income) of $0.1 million were recorded for the thirteen weeks ended October 1, 2023 and $(0.8) million for the thirty-nine weeks ended October 1, 2023 related to the change in the liability associated with the TRA entered into in connection with the consummation of the business combination of UBI with UBH pursuant to the terms of the Business Combination Agreement, dated as of June 5, 2020. Also included for the thirty-nine weeks ended September 29, 2024 was a gain of $44.0 million related to the Good Health and R.W. Garcia Sale.
(4)Business Transformation Initiatives Adjustment – This adjustment is related to consultancy, professional and legal fees incurred for specific initiatives and structural changes to the business that do not reflect the cost of normal business operations. In addition, gains and losses realized from the sale of distribution rights to IOs and the subsequent disposal of trucks, severance costs associated with the elimination of RSP positions, and enterprise resource planning system transition costs, fall into this category. The Company incurred such costs of $8.1 million and $6.1 million for the thirteen weeks ended September 29, 2024 and October 1, 2023, respectively, and $18.4 million and $24.6 million for the thirty-nine weeks ended September 29, 2024 and October 1, 2023, respectively. Additionally, the thirteen and thirty-nine weeks ended October 1, 2023 also includes expense of $4.7 million related to a contract termination. This agreement was a continuation of the Company's response to shifting production from a manufacturing facility that was damaged by a natural disaster in 2021.
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
Liquidity and Capital Resources
Sources and Uses of Cash
We believe that the cash provided by our operating activities, revolving credit facility, term loans, and derivative financial instruments will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures and future payments of our contractual and tax obligations, both in the short term and long term. We continually evaluate our financing strategy to meet our short- and longer-term capital needs. From time-to-time, we may dispose of assets or enter into other cash generating transactions, such as through a sale-leaseback, when we deem beneficial. To date, we have been successful in generating cash and raising financing as needed. However, if a serious economic or credit market crisis ensues or another adverse development arises, it could have a material adverse effect on our liquidity, results of operations and financial condition.
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
Term Debt and Revolving Credit Facility
On April 17, 2024, the Company amended its Term Loan B to refinance in full all of the $630.3 million outstanding in term loans and reduce the interest rate from SOFR plus the applicable rate of 3.00% plus a credit spread adjustment to SOFR plus the applicable rate of 2.75%, as well as make certain other changes. Other material terms of the Term Loan B, including the January 2028 maturity date, remain unchanged. The Company recorded a loss on debt extinguishment of $1.3 million related to the refinancing of its Term Loan B in its Consolidated Statement of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 29, 2024. On April 17, 2024, the Company also amended its asset-based revolving credit facility ("ABL facility") to reduce the rate from SOFR plus the applicable rate ranging from 1.50%-2.00% plus a credit spread adjustment to SOFR plus the applicable rate ranging from 1.50%-2.00%, as well as certain other changes. Other material terms of the ABL facility, including maturity date, remain unchanged.
ABL Facility
As of September 29, 2024 and December 31, 2023, $22.7 million and $0.4 million, respectively, was outstanding under the ABL facility. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit and amounts borrowed. As of September 29, 2024 and December 31,

2023, $158.8 million and $158.4 million, respectively, was available for borrowing, net of letters of credit. Standby letters of credit in the amount of $10.3 million and $12.2 million have been issued as of September 29, 2024 and December 31, 2023, respectively. The standby letters of credit are primarily issued for insurance purposes. Refer to Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable, for more information.
Cash Requirements
Our expected future payments at September 29, 2024 primarily consisted of:
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
•Cash requirements related to other notes payable and capital leases (Refer to Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable);
•Long-term cash requirements primarily related to funding long-term debt repayments and related interest payment on long-term debt (Refer to Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable);
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
IO Guarantees Off Balance Sheet
The Company partially guarantees loans made to IOs by Bank of America and two other banks for the purchase of routes, some of which was recorded in the Company's Consolidated Balance Sheet and some of which were off-balance sheet arrangements. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default. Refer to Note 10. Contingencies.
Cash Flow
The following table presents net cash provided by operating activities, investing activities and financing activities for the thirty-nine weeks ended September 29, 2024 and October 1, 2023.

(in thousands)	Thirty-nine weeks ended September 29, 2024	Thirty-nine weeks ended October 1, 2023
Net cash provided by operating activities	$51,953	$49,130
Net cash provided by (used in) investing activities	$116,085	$(37,505)
Net cash used in financing activities	$(155,170)	$(24,461)
Net cash provided by operating activities for the thirty-nine weeks ended September 29, 2024 was $52.0 million compared to $49.1 million for the thirty-nine weeks ended October 1, 2023, with the difference largely driven by increases in accounts payable and accrued expenses and other, and cash net income, partially offset by a decrease related to the timing of accounts receivable, net, as well as inventories and prepaid expenses and other assets, which includes approximately $30 million impact from the Good Health and R.W. Garcia Sale and Manufacturing Facilities Sale.

Cash provided by investing activities for the thirty-nine weeks ended September 29, 2024 was $116.1 million, primarily driven by proceeds from sale of business of $167.5 million, proceeds from sale of property and equipment primarily related to the sale of the manufacturing facilities in Birmingham, AL, Berlin, PA and Fitchburg, MA and proceeds from the sale of routes to IOs. These proceeds were partially offset by purchases of property and equipment, notes receivable and purchase of intangibles related to an indefinite life intangible for the use of a third-party brand name. This compares to the cash used in investing activity of $37.5 million for the thirty-nine weeks ended October 1, 2023 primarily driven by purchases of property and equipment.
Net cash used in financing activities was $155.2 million for the thirty-nine weeks ended September 29, 2024, primarily driven by the pay down of debt utilizing the proceeds from the Good Health and R.W. Garcia Sale partially offset by borrowings on line of credit as well as payment of dividends and distributions to noncontrolling interest versus net cash used in financing activities of $24.5 million for the thirty-nine weeks ended October 1, 2023, which was primarily a result of repayments on term debt and notes payable, payments of dividends and distributions to noncontrolling interest partially offset by net borrowings on the line of credit.
Debt Covenants
The Term Loan B and the ABL facility are collateralized by substantially all of the assets and liabilities of UBH and its subsidiaries excluding the real estate assets secured by the Real Estate Term Loan, including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with their financial covenants as of September 29, 2024.
New Accounting Pronouncements
See Note 1. Operations and Summary of Significant Accounting Policies, to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 29, 2024 are effective at a level of reasonable assurance.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
a)
Amendment No. 2 to Investor Rights Agreement.
On October 28, 2024, UBI entered into Amendment No. 2 to Investor Rights Agreement (“Amendment No. 2”), by and among UBI, Series U, in its capacity as the Seller Representative (as defined therein), Jason K. Giordano, in his capacity as the Sponsor Representative (as defined therein), and certain holders of UBI’s securities, pursuant to which the parties amended the Investor Rights Agreement, dated as of August 28, 2020 (as amended, the “Rights Agreement”), to eliminate the rights of the Seller Representative and the Sponsor Representative set forth in the Rights Agreement to remove their nominees from the Board of Directors of UBI.
The foregoing description of Amendment No. 2 is not complete and is qualified in its entirety by reference to the full text of Amendment No. 2, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated into this Item 5(a) by reference.
b) None.
(c)
Rule 10b5-1 Trading Arrangements
During the three months ended September 29, 2024, no director or officer of the Company adopted or terminated a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1
Certificate of Domestication of the Company, dated as of August 28, 2020 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Commission on September 3, 2020).

3.2
Certificate of Incorporation of the Company, dated as of March 25, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 1, 2024).

3.3
Amended and Restated By-Laws of the Company, dated as of March 21, 2023 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on May 11, 2023).

10.1*	Amendment No. 2 to Investor Rights Agreement, dated as of October 28, 2024, by and among Utz Brands, Inc., and certain of its stockholders.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2024                        UTZ BRANDS, INC.

By:    /s/ Ajay Kataria
Name:    Ajay Kataria
Title:    Executive Vice President,
Chief Financial Officer and Chief Accounting Officer