Form 10-Q
period 2025-03-30
Utz Brands, Inc.
filed 2025-05-01
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
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

As of April 28, 2025, 86,061,753 shares of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), and 55,349,000 shares of Class V Common Stock, par value $0.0001 per share (“Class V Common Stock”), were issued and outstanding.
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
•The effects of the Company’s marketing and innovation initiatives; and
•Other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” "forecast,” "intend,” "expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.
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

As a result of a number of known and unknown risks and uncertainties, the Company’s results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, without limitation: our operation in an industry with high levels of competition and consolidation; our reliance on key customers and ability to obtain favorable contractual terms and protections with customers; changes in demand for our products driven by changes in consumer preferences and tastes or our ability to innovate or market our products effectively; changes in consumers’ loyalty to our brands due to factors beyond our control; impacts on our reputation caused by concerns relating to the quality and safety of our products, ingredients, packaging, or processing techniques; the potential that our products might need to be recalled if they become adulterated or are mislabeled; the loss of retail shelf space and disruption to sales of food products due to changes in retail distribution arrangements; our reliance on third parties to effectively operate both our direct-to-warehouse delivery system and our direct-store-delivery network system; the evolution of e-commerce retailers and sales channels; disruption to our manufacturing operations, supply chain, or distribution channels; the effects of inflation, including rising labor costs; shortages of raw materials, energy, water, and other supplies; changes in the legal and regulatory environments in which we operate; potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries, or investigations into our business; potential adverse effects or unintended consequences related to the implementation of our growth strategy; our ability to successfully identify and execute acquisitions or dispositions and to manage integration or carve out issues following such transactions; the geographic concentration of our markets; our ability to attract and retain highly skilled personnel (including risks associated with our recently announced executive leadership transition); impairment in the carrying value of goodwill or other intangible assets; our ability to protect our intellectual property rights; disruptions, failures, or security breaches of our information technology infrastructure; climate change or legal, regulatory or market measures to address climate change; our exposure to liabilities, claims or new laws or regulations with respect to environmental matters; the increasing focus and opposing views, legislation and expectations with respect to ESG initiatives; restrictions on our operations imposed by covenants in our debt instruments; our exposure to changes in interest rates; adverse impacts from disruptions in the worldwide financial markets, including on our ability to obtain new credit; our exposure to any new or increased income or product taxes; pandemics, epidemics or other disease outbreaks; our exposure to changes to trade policies and tariff and import/export regulations by the United States and other jurisdictions; potential volatility in our Class A Common Stock caused by resales thereof; our dependence on distributions made by our subsidiaries; our payment obligations pursuant to a tax receivable agreement, which in certain cases may exceed the tax benefits we realize or be accelerated; provisions of Delaware law and our governing documents and other agreements that could limit the ability of stockholders to take certain actions or delay or discourage takeover attempts that stockholders may consider favorable; our exclusive forum provisions in our governing documents; the influence of certain significant stockholders and members of Utz Brands Holdings, LLC, whose interests may differ from those of our other stockholders; and the effects of our private placement warrants on the market price of our Class A Common Stock and our net income; and other risks and uncertainties set forth in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 29, 2024 and in the other reports we file with the U.S. Securities and Exchange Commission from time to time.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
March 30, 2025 and December 29, 2024
(In thousands, except share information)

	As of March 30, 2025	As of December 29, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$62,748	$56,138
Accounts receivable, less allowance of $3,267 and $3,267, respectively	134,998	119,867
Inventories	107,576	101,362
Prepaid expenses and other assets	34,694	35,269
Current portion of notes receivable	4,339	4,622
Total current assets	344,355	317,258
Non-current Assets
Property, plant and equipment, net	374,956	345,210
Goodwill	870,695	870,695
Intangible assets, net	989,834	996,510
Non-current portion of notes receivable	9,114	9,192
Other assets	190,113	189,547
Total non-current assets	2,434,712	2,411,154
Total assets	$2,779,067	$2,728,412
LIABILITIES AND EQUITY
Current Liabilities
Current portion of term debt	$17,712	$16,097
Current portion of other notes payable	6,788	6,917
Accounts payable	157,473	150,927
Accrued expenses and other	57,480	78,281
Current portion of warrant liability	22,032	33,048
Total current liabilities	261,485	285,270
Non-current portion of term debt and revolving credit facility	830,480	752,484
Non-current portion of other notes payable	14,805	14,985
Non-current accrued expenses and other	170,870	164,185
Deferred tax liability	123,805	123,744
Total non-current liabilities	1,139,960	1,055,398
Total liabilities	1,401,445	1,340,668
Commitments and Contingencies
Equity
Shares of Class A Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 86,061,753 and 83,537,542 shares issued and outstanding as of March 30, 2025 and December 29, 2024, respectively	8	8
Shares of Class V Common Stock, $0.0001 par value; 61,249,000 shares authorized; 55,349,000 and 57,349,000 shares issued and outstanding as of March 30, 2025 and December 29, 2024, respectively	6	6
Additional paid-in capital	1,014,569	988,510
Accumulated deficit	(303,663)	(304,663)
Accumulated other comprehensive income	14,678	18,590
Total stockholders' equity	725,598	702,451
Noncontrolling interest	652,024	685,293
Total equity	1,377,622	1,387,744
Total liabilities and equity	$2,779,067	$2,728,412
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the thirteen weeks ended March 30, 2025 and March 31, 2024
(In thousands, except share information)
(Unaudited)

(in thousands)	Thirteen weeks ended March 30, 2025	Thirteen weeks ended March 31, 2024
Net sales	$352,084	$346,523
Cost of goods sold	233,854	226,950
Gross profit	118,230	119,573

Selling, distribution, and administrative expenses
Selling and distribution	77,265	73,666
Administrative	35,949	35,782
Total selling, distribution, and administrative expenses	113,214	109,448

Gain (loss) on sale of assets, net	660	(470)

Income from operations	5,676	9,655
Other (expense) income, net
Gain on sale of business	—	44,015
Interest expense	(11,470)	(13,831)
Loss on debt extinguishment	(531)	—
Other income	362	910
Gain (loss) on remeasurement of warrant liability	11,016	(11,808)
Other (expense) income, net	(623)	19,286

Income before taxes	5,053	28,941
Income tax (benefit) expense	(625)	26,544
Net income	5,678	2,397
Net loss (income) attributable to noncontrolling interest	1,824	(6,387)
Net income (loss) attributable to controlling interest	$7,502	$(3,990)

Income (loss) per Class A Common stock: (in dollars)
Basic	$0.09	$(0.05)
Diluted	$0.09	$(0.05)
Weighted-average shares of Class A Common stock outstanding
Basic	85,721,393	81,389,465
Diluted	87,535,340	81,389,465

Net income	$5,678	$2,397
Other comprehensive (loss) income:
Change in fair value of interest rate swap	(6,452)	4,659
Comprehensive (loss) income	(774)	7,056
Net comprehensive loss (income) attributable to noncontrolling interest	4,364	(8,352)
Net comprehensive income (loss) attributable to controlling interest	$3,590	$(1,296)
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
For the thirteen weeks ended March 30, 2025 and March 31, 2024
(In thousands, except share information)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	81,187,977	$8	59,349,000	$6	$944,573	$(298,049)	$22,958	$669,496	$714,187	$1,383,683
Share-based compensation	218,850	—		—	3,913	—	—	3,913	—	3,913
Payments of tax withholding requirements for employee stock awards		—		—	(1,397)	—	—	(1,397)	—	(1,397)
Deferred tax impact from divestiture		—		—	3,003	—	—	3,003	2,135	5,138
Net (loss) income		—		—	—	(3,990)	—	(3,990)	6,387	2,397
Cash dividends declared		—		—	—	(4,803)	—	(4,803)	—	(4,803)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3,502)	(3,502)
Tax distribution		—		—	—	—	—	—	—	—
Other comprehensive income		—		—	—	—	2,694	2,694	1,965	4,659
Balance at March 31, 2024	81,406,827	$8	59,349,000	$6	$950,092	$(306,842)	$25,652	$668,916	$721,172	$1,390,088

Balance at December 29, 2024	83,537,542	$8	57,349,000	$6	$988,510	$(304,663)	$18,590	$702,451	$685,293	$1,387,744
Share-based compensation	524,211	—		—	4,328	—	—	4,328	—	4,328
Class V to Class A Exchange	2,000,000	—	(2,000,000)	—	23,899	—	—	23,899	(23,899)	—
Payments of tax withholding requirements for employee stock awards		—		—	(2,168)	—	—	(2,168)	—	(2,168)
Net income (loss)		—		—	—	7,502	—	7,502	(1,824)	5,678
Cash dividends declared		—		—	—	(5,555)	—	(5,555)	—	(5,555)
Special excess cash dividend declared		—		—	—	(947)	—	(947)	—	(947)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3,376)	(3,376)
Tax distribution		—		—	—	—	—	—	(1,630)	(1,630)
Other comprehensive loss		—		—	—	—	(3,912)	(3,912)	(2,540)	(6,452)
Balance at March 30, 2025	86,061,753	$8	55,349,000	$6	$1,014,569	$(303,663)	$14,678	$725,598	$652,024	$1,377,622

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the thirteen weeks ended March 30, 2025 and March 31, 2024
(In thousands)
(Unaudited)

	Thirteen weeks ended March 30, 2025	Thirteen weeks ended March 31, 2024
Cash flows from operating activities
Net income	$5,678	$2,397
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	18,745	18,302
Gain on sale of business	—	(44,015)
(Gain) loss on remeasurement of warrant liability	(11,016)	11,808
(Gain) loss on sale of assets	(660)	470
Loss on debt extinguishment	531	—
Share-based compensation	4,328	3,913
Deferred taxes	61	6,159
Deferred financing costs	349	1,760
Changes in assets and liabilities:
Accounts receivable, net	(15,131)	(8,578)
Inventories	(6,214)	(6,190)
Prepaid expenses and other assets	(7,112)	(6,503)
Accounts payable and accrued expenses and other	(9,777)	11,412
Net cash used in operating activities	(20,218)	(9,065)
Cash flows from investing activities
Purchases of property and equipment	(38,795)	(13,630)
Proceeds from sale of property and equipment	756	6,006
Proceeds from sale of business	—	167,500
Proceeds from sale of routes	4,989	7,199
Proceeds from the sale of IO notes	472	855
Notes receivable	(8,156)	(9,919)
Net cash (used in) provided by investing activities	(40,734)	158,011
Cash flows from financing activities
Borrowings on line of credit	85,000	37,000
Repayments on line of credit	(35,160)	(37,119)
Borrowings on term debt and notes payable	38,470	9,798
Repayments on term debt and notes payable	(7,951)	(154,239)
Payment of debt issuance cost	(1,730)	—
Payments of tax withholding requirements for employee stock awards	(2,168)	(1,397)
Dividends paid	(5,401)	(4,625)
Distribution to noncontrolling interest	(3,498)	(3,383)
Net cash provided by (used in) financing activities	67,562	(153,965)
Net increase (decrease) in cash and cash equivalents	6,610	(5,019)
Cash and cash equivalents at beginning of period	56,138	52,023
Cash and cash equivalents at end of period	$62,748	$47,004
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying consolidated financial statements comprise the financial statements of Utz Brands, Inc. ("UBI") and its wholly owned subsidiaries (collectively, the “Company”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). They do not include all information and notes required by U.S. GAAP for annual financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s financial statements for the year ended December 29, 2024. The balance sheet as of December 29, 2024 has been derived from the audited consolidated financial statements as of and for the year ended December 29, 2024. In the opinion of management, such financial information reflects all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with U.S. GAAP. Operating results for the interim period are not necessarily indicative of the results that may be expected for any future period or for the full year. The consolidated interim financial statements, including the Company's significant accounting policies, should be read in conjunction with the audited financial statements and notes thereto for the year ended December 29, 2024. All intercompany transactions and balances have been eliminated in consolidation.
Revenue Recognition – The Company’s revenues primarily consist of the sale of salty snack items to customers, including supermarkets, mass merchants, club stores, dollar and discount stores, convenience stores, independent grocery stores, drug stores, food service, vending, military and other channels. The Company sells its products in most regions of the United States primarily through its direct-store delivery ("DSD") network, direct-to-warehouse shipments and third-party distributors. These revenue contracts generally have a single performance obligation. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to customers, including applicable discounts, returns, allowances, trade promotion, consumer coupon redemption, unsaleable product and other costs, some of which are recorded in Selling and distribution in the Consolidated Statements of Operations and Comprehensive Income (Loss). Amounts billed and due from customers are classified as accounts receivables and require payment on a short-term basis and, therefore, the Company does not have any significant financing components.
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
The Company offers various forms of trade promotions, and the methodologies for determining these promotions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade customer or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. The Company has reserves in place of $12.9 million as of March 30, 2025, which included adjustments taken by customers of $12.0 million that were awaiting final processing as of such date, and had reserves of $20.8 million as of December 29, 2024, which include adjustments taken by customers of $9.3 million that were awaiting final processing as of such date. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.

Recently Issued Accounting Standards – In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments can be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).
In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, to amend existing income tax disclosure guidance, primarily requiring more detailed disclosures for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted, and can be applied on either a prospective or retroactive basis. The Company is currently evaluating this ASU to determine its impact on the Company's income tax disclosures.
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

(in thousands)
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

3.INVENTORIES
Inventories consisted of the following:

(in thousands)	As of March 30, 2025	As of December 29, 2024
Finished goods	$70,493	$66,976
Raw materials	29,558	27,081
Maintenance parts	7,525	7,305
Total inventories	$107,576	$101,362
4.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

(in thousands)	As of March 30, 2025	As of December 29, 2024
Land	$25,769	$25,861
Buildings	134,237	113,227
Machinery and equipment	264,883	215,529
Land improvements	2,688	2,655
Building improvements	2,791	2,791
Construction-in-progress	76,101	107,425
	506,469	467,488
Less: accumulated depreciation	(131,513)	(122,278)
Property, plant and equipment, net	$374,956	$345,210
Depreciation expense was $9.4 million and $8.7 million for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively. Depreciation expense is included in Cost of goods sold and Selling, distribution, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

5.GOODWILL AND INTANGIBLE ASSETS, NET
A roll-forward of goodwill is as follows:

(in thousands)
Balance as of December 29, 2024	$870,695
Balance as of March 30, 2025	$870,695
Intangible assets, net, consisted of the following:

(in thousands)	As of March 30, 2025	As of December 29, 2024
Subject to amortization:
Distributor/customer relationships	$647,712	$647,712
Trademarks	59,920	59,920
Amortizable assets, gross	707,632	707,632
Accumulated amortization	(160,895)	(151,878)
Amortizable assets, net	546,737	555,754
Not subject to amortization:
Trade names	428,733	428,733
Route assets	14,364	12,023
Intangible assets, net	$989,834	$996,510
Amortization of distributor/customer relationships, technology and trade names amounted to $9.0 million and $9.2 million for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively. The expense related to the amortization of intangibles is included in administrative expenses in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
6.NOTES RECEIVABLE
Contracts are executed between the Company and its independent operators (“IOs”) for the sale of product distribution routes, including notes in favor of the Company, in certain cases. The notes bear interest at rates ranging from 5.00% to 10.55% with terms ranging generally from one to ten years. The notes receivable balances due from IOs at March 30, 2025 and December 29, 2024 totaled $13.4 million and $13.8 million, respectively, and are collateralized by the routes for which the loans are made. The Company also sold certain notes to Bank of America and two other banks. The Company has a corresponding notes payable related to the sale of IOs notes receivables. See Note 10. Contingencies.
7.ACCRUED EXPENSES AND OTHER
Current accrued expenses and other consisted of the following:

(in thousands)	As of March 30, 2025	As of December 29, 2024
Accrued compensation and benefits	$7,728	$24,303
Operating right of use liability	17,951	17,341
Insurance liabilities	7,132	6,762
Accrued freight and manufacturing related costs	2,844	3,947
Accrued dividends and distributions	11,203	8,594
Accrued interest	3,450	11,086
Deferred transition services and other fees (a)	167	2,002
Other accrued expenses	7,005	4,246
Total accrued expenses and other	$57,480	$78,281

(a) See Note 2. Divestitures, for further discussion.
Non-current accrued expenses and other consisted of the following:

(in thousands)	As of March 30, 2025	As of December 29, 2024
Operating right of use liability	$139,237	$132,995
Tax Receivable Agreement liability	24,419	24,272
Supplemental retirement and salary continuation plans	6,904	6,918
Long-term portion of an interest rate hedge liability	310	—
Total accrued expenses and other	$170,870	$164,185
8.TERM DEBT, REVOLVING CREDIT FACILITY AND OTHER NOTES PAYABLE
Term Debt and Revolving Credit Facility
On January 29, 2025, the Company amended its Term Loan B to refinance in full all of the $630.3 million outstanding term loans thereunder, reduce the interest rate from the Secured Overnight Financing Rate (“SOFR”) plus the applicable rate of 2.75% to SOFR plus the applicable rate of 2.50% and extend the maturity date from January 20, 2028 to January 29, 2032, as well as to make certain other changes. Other material terms of the Term Loan B remain unchanged. The Company recorded a loss on debt extinguishment of $0.5 million related to the refinancing of its Term Loan B in its Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended March 30, 2025.
Term debt and revolving credit facilities consisted of the following:

Debt (in thousands)	Original Principal Balance	Maturity Date	As of March 30, 2025	As of December 29, 2024
Term Loan B	$795,000	January-32	$630,335	$630,335
Real Estate Term Loan (1)	$88,140	October-32	58,978	59,626
Equipment loans (2)	$144,837		114,799	83,530
ABL facility		October-27	50,009	168
Net impact of debt issuance costs and original issue discount			(5,929)	(5,078)
Total long-term debt			848,192	768,581
Less: current portion			(17,712)	(16,097)
Long term portion of term debt and financing obligations			$830,480	$752,484
(1) Loan by City National Bank which is secured by a majority of the real estate assets of the Company ("Real Estate Term Loan").
(2) Equipment loans have varying maturities from June 2026 to April 2030.

Other Notes Payable and Finance Leases
Amounts outstanding under notes payable and finance leases consisted of the following:

(in thousands)	As of March 30, 2025	As of December 29, 2024
Note payable – IO notes	$12,069	$12,095
Finance lease obligations	9,524	9,707
Other	—	100
Total notes payable	21,593	21,902
Less: current portion	(6,788)	(6,917)
Long term portion of notes payable	$14,805	$14,985
Interest Expense
Interest expense consisted of the following:

(in thousands)	Thirteen weeks ended March 30, 2025	Thirteen weeks ended March 31, 2024
Company’s long-term debt	$10,889	$11,782
Amortization of deferred financing fees	349	1,760
IO loans	232	289
Total interest	$11,470	$13,831
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
Warrant Liabilities
As of each of March 30, 2025 and December 29, 2024, there were 7,200,000 private placement warrants (“Warrants”) outstanding, which are accounted for as derivative liabilities pursuant to ASC 815-40. The Warrants have a term of five years and expire in August 2025. A reconciliation of the changes in the warrant liability during the thirteen weeks ended March 30, 2025 is as follows:

(in thousands)
Fair value of warrant liabilities as of December 29, 2024	$33,048
Gain on remeasurement of warrant liability	(11,016)
Fair value of warrant liabilities as of March 30, 2025	$22,032

Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $91.0 million as of March 30, 2025 and $61.1 million as of December 29, 2024. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment gains totaling $0.6 million and $0.8 million for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively.
Fair Value
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 30, 2025:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$62,748	$—	$—	$62,748
Commodity contracts	—	1,131	—	1,131
Interest rate swaps	—	18,240	—	18,240
Total assets	$62,748	$19,371	$—	$82,119
Liabilities:
Commodity contracts	$—	$221	$—	$221
Interest rate swaps	—	310	—	310
Warrants	—	22,032	—	22,032
Debt	—	848,192	—	848,192
Total liabilities	$—	$870,755	$—	$870,755
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
10.CONTINGENCIES
Litigation Matters
While the Company is involved in litigation and other matters incidental to the conduct of its business, the results of such matters, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations or cash flows.
Guarantees
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $63.5 million and $63.5 million at March 30, 2025 and December 29, 2024, respectively, which loans are accounted for as off balance sheet arrangements. As discussed in Note 6.

Notes Receivable, the Company also sold notes receivable on its books to Bank of America during fiscal years 2024 and 2025, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at March 30, 2025 and December 29, 2024 was $10.1 million and $11.7 million, respectively. Due to the structure of the transactions, the sale did not qualify for sale accounting treatment, and as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding notes receivable also remain in the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year.
Additionally, the Company guarantees loans for the purchase of routes made by two other banks. The outstanding balance of these loans was $1.3 million and $1.5 million at March 30, 2025 and December 29, 2024, respectively, of which $1.1 million and $1.3 million was included in the Company's Consolidated Balance Sheets at March 30, 2025 and December 29, 2024, respectively. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance.
All of the above IO loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
11.SUPPLEMENTARY CASH FLOW INFORMATION

(in thousands)	Thirteen weeks ended March 30, 2025	Thirteen weeks ended March 31, 2024
Cash paid for interest	$18,097	$24,424
Refunds related to income taxes	$39	$22
Payments for income taxes	$1,168	$15
Finance lease additions	$570	$1,763
Operating lease additions	$11,434	$3,049
The Company presents the gain on the sale of disposals of property and equipment, and the gain on the sale of routes within (Loss) gain on sale of assets within the Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statement of Cash Flows.
12.INCOME TAXES
The Company is subject to federal and state income taxes with respect to our allocable share of any taxable income or loss of Utz Brands Holdings. LLC, an affiliate of the Company (“UBH”), as well as any standalone income or loss that UBI generates. UBH is treated as a partnership for federal income tax purposes, and for most applicable state and local income tax purposes, and generally does not pay income taxes in most jurisdictions. Instead, UBH taxable income or loss is passed through to its members, including UBI. Despite its partnership treatment, UBH is liable for income taxes in those states that do not recognize its pass-through status and for certain of its subsidiaries that are not taxed as pass-through entities. The Company has acquired various domestic entities taxed as corporations, which are now wholly owned by us or our subsidiaries. Where required or allowed, these subsidiaries also file and pay taxes as a consolidated group for federal and state income tax purposes. The Company anticipates this structure to remain in existence for the foreseeable future.
The Company recorded income tax benefit of $0.6 million and expense of $26.5 million for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively. The effective tax rates for the thirteen weeks ended March 30, 2025 and March 31, 2024 were (12.4)% and 91.7%, respectively. The Company’s effective tax rates differ from the federal statutory rate of 21% primarily because UBH, which is a partnership, is not taxed at the entity level, and is required to allocate some of its taxable results to the holders of noncontrolling interests ("Noncontrolling Interest Holders"), as well as state taxes and the fair value impact of warrant liabilities. The Company’s effective tax rate for the thirteen weeks ended March 30, 2025 was 29.4% before consideration of any discrete items. During the thirteen weeks ended March 30, 2025, the effective tax rate was impacted by statutory state tax rate changes, which resulted in a discrete tax expense of $1.1 million.
The Company regularly evaluates valuation allowances established for deferred tax assets (“DTAs”) for which future realization is uncertain. The Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit the use of existing DTAs. As of March 30, 2025, a significant piece of objective negative evidence evaluated was the twelve-quarter cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTAs such as the investment in UBH, federal operating losses subject to annual limitations due to “change in ownership” provisions, and state net operating losses where the Company does not expect to continue to have nexus. Therefore, a valuation allowance has been recorded against the DTAs for which it is more likely than not they will not be realized. The Company has DTAs related to its investment in UBH that are expected to be realized in the ordinary course of operations or generate future net operating losses for which a portion will have an indefinite carryforward period.
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
As of March 30, 2025, tax years 2021 through 2025 remain open and subject to examination by the Internal Revenue Service and the majority of the states where the Company has nexus, and tax years 2020 through 2025 remain open and subject to examination in selected states that have a four-year statute of limitations.
Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of March 30, 2025 or December 29, 2024.
See Note 14. Equity for a discussion on distribution requirements to UBH members regarding income taxes on their flow-through income.

Tax receivable agreement liability
Pursuant to an election under section 754 of the Code, the Company obtained an increase in its share of the tax basis in the net assets of UBH when it was deemed to purchase units of UBH from a third party then holding common and preferred interests of noncontrolling interests and purchased units of UBH from noncontrolling interests in our business combination in 2020. Following the 2020 business combination, the Noncontrolling Interest Holders have the option to exchange common limited liability company units of UBH ("Common Company Units") along with the forfeiture of a corresponding number of shares of Class V Common Stock for corresponding number of shares of Class A Common Stock. The Company intends to treat any such exchanges as direct purchases for U.S. federal income tax purposes, which is expected to further increase its share of the tax basis in the net assets of UBH. The increases in tax basis may reduce the amounts the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
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

As of March 30, 2025 and December 29, 2024, the Company had a liability of $24.5 million and $24.4 million, respectively, related to its projected obligations under the TRA, which is reflected as current and non-current accrued expenses in the Consolidated Balance Sheets.

13.SEGMENT DATA
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

	Thirteen weeks ended March 30, 2025	Thirteen weeks ended March 31, 2024
Net sales	$352,084	$346,523
Materials	159,587	159,343
Conversion costs (a)	45,132	47,325
Other cost of goods sold (b)	29,135	20,282
Gross profit	118,230	119,573

Delivery (c)	23,525	21,849
Marketing (d)	4,565	3,501
Selling expenses (e)	49,175	48,316
Administrative expenses (f)	35,949	35,782
Total selling, distribution, and administrative expenses	113,214	109,448
Gain (loss) on sale of assets, net	660	(470)
Income from operations	5,676	9,655

Gain on sale of business	—	44,015
Interest expense	(11,470)	(13,831)
Loss on debt extinguishment	(531)	—
Other income	362	910
Gain (loss) on remeasurement of warrant liability	11,016	(11,808)
Other (expenses) income, net	(623)	19,286

Income before income taxes	5,053	28,941
Income tax expense (benefit)	(625)	26,544
Net income	$5,678	$2,397
(a) Conversion costs include direct labor, indirect labor, and overhead expenses.
(b) Other cost of goods sold consists of logistics and other charges.
(c) Delivery charges related to amounts to ship to distribution centers, end customers, and transfer costs between facilities.
(d) Marketing expenses include customer marketing through traditional media, digital and eCommerce, social media, sponsorships, and other costs such as agency costs, and market research.
(e) Selling expenses include people costs, selling operations, co-op advertising and other customer expenses, broker fees, royalties, and other selling related costs.
(f) Administrative expenses include administrative people costs, administrative operations, taxes, fees, and other administrative costs, offset by reimbursements from the transaction services agreements described in Note 2. Divestitures.

14.EQUITY
In January 2025, the Noncontrolling Interest Holders exchanged 2,000,000 UBH units together with the surrender and cancellation of the same number of shares of Class V Common Stock for an equal number of shares of Class A Common Stock. The Company did not receive any proceeds as a result of this exchange.

15.EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding during the periods. Diluted earnings per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share-based awards outstanding during the periods.
The following table reconciles the numerators and denominators used in the computations of both basic and diluted (loss) income per share:

(in thousands, except share data)	Thirteen weeks ended March 30, 2025	Thirteen weeks ended March 31, 2024
Numerator:
Net income (loss) attributable to common stockholders	$7,502	$(3,990)
Denominator:
Weighted average Class A Common Stock shares, basic	85,721,393	81,389,465
Dilutive securities included in diluted earnings per share calculation:
Warrants	1,204,562	—
RSUs	392,877	—
PSUs	215,687	—
Stock options	821	—
Total dilutive weighted average shares	87,535,340	81,389,465
Basic income (loss) per share	$0.09	$(0.05)
Diluted income (loss) per share	$0.09	$(0.05)
Weighted average Class V Common Stock not subject to earnings per share calculation	55,656,692	59,349,000
Net (loss) income attributable to noncontrolling interest	$(1,824)	$6,387
The diluted earnings per share computation excludes the effect of certain Warrants, restricted stock units ("RSUs"), performance stock units ("PSUs") and stock options granted to directors and management that convert to Class A Common Stock upon vesting or being exercised, as their inclusion would have been anti-dilutive. Anti-dilutive securities excluded from diluted income per share calculation are as follows:

	Thirteen weeks ended March 30, 2025	Thirteen weeks ended March 31, 2024
Warrants	—	2,548,053
RSUs	400,612	417,011
PSUs	411,990	263,975
Stock options	633,007	33,670
Shares of the Company’s Class V Common Stock do not participate in earnings of the Company and, therefore, are not participating securities. The PSUs and RSUs were not considered participating securities despite the holders of these stock-based compensation awards being entitled to participate in dividends declared on Class A Common Stock, if and when declared, on a one-to-one per-share basis, because the dividends are only payable upon full vesting of the awards, and as such, the dividend is forfeitable. As of March 30, 2025 and December 29, 2024, the Continuing Members held all 55,349,000 and

57,349,000 shares of Class V Common Stock issued and outstanding, respectively, and also held an equal number of units of UBH, which comprise the noncontrolling interest.
16.SUBSEQUENT EVENTS
The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our unaudited interim consolidated financial statements as of and for the thirteen weeks ended March 30, 2025, together with our audited consolidated financial statements for our most recently completed fiscal year set forth under Item 8 of our Annual Report on Form 10-K for the year ended December 29, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified above and those discussed in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 29, 2024 and other filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Our fiscal year end is the Sunday closest to December 31. Our fiscal year 2024 ended December 29, 2024 and was a fifty-two-week fiscal year. Our fiscal year 2025 will end on December 28, 2025 and will also be a fifty-two-week fiscal year. Our fiscal quarters are comprised of thirteen weeks each, except for fifty-three-week fiscal years for which the fourth quarter is comprised of fourteen weeks, and end on the thirteenth Sunday of each quarter (or the fourteenth Sunday of the fourth quarter in fifty-three-week fiscal years).
Overview
We were founded in 1921 in Hanover, Pennsylvania and benefit from over 100 years of brand awareness and heritage in the salty snack industry. We are a leading United States manufacturer of branded salty snacks, producing a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, pork skins, pub/party mixes and other snacks. Our iconic portfolio of authentic, craft and “better-for-you” ("BFY") brands includes Utz®, On The Border®, Zapp’s®, Boulder Canyon®, Golden Flake®, Hawaiian® Brand and TORTIYAHS!®, among others, and enjoys strong household penetration in the United States, where our products can be found in approximately 49% of U.S. households as of December 29, 2024. As of March 30, 2025, we operate eight primary manufacturing facilities across the United States with a broad range of capabilities. Our products are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors and approximately 2,400 direct-store delivery ("DSD") routes. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2024 retail sales, we are the second-largest producer of branded salty snacks in our collective core geographies of Alabama, Connecticut, Delaware, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Virginia, Vermont, West Virginia, and Washington (the “Core Geographies”), where we have acquired strong regional brands and distribution capabilities in recent years.
Key Developments and Trends
Our management team monitors a number of developments and trends that could impact our revenue and profitability objectives.
Growth Strategy - We have a long-term growth strategy focusing on various initiatives and have experienced share gains in our geographies in the United States other than our Core Geographies (the "Expansion Geographies") over the past seven consecutive quarters with retail volumes and retail sales being up by 8.9% and 4.9%, respectively, for the thirteen weeks ended March 30, 2025 versus the comparable prior year period. Our portfolio strategy is focused on accelerating investments in marketing and innovation to drive top-line growth and achieve share gains in the attractive salty snack category. We plan to further penetrate the Expansion Geographies and untapped channels and customers by further expanding our Branded Salty Snacks, comprised of our Power Four Brands, consisting of our flagship Utz® brand, On the Border®, Zapp's®, and Boulder Canyon®, along with our other brands including Golden Flake®, TORTIYAHS!®, Hawaiian®, Bachman®, Tim's Cascade®, Dirty Potato Chips®, TGI Fridays®, and Vitner's®, in Expansion Geographies, as well as maintaining our share in our Core Geographies. Our Core Geographies retail volumes and retail sales were up 2.9% and down 3.7%, respectively, for the thirteen weeks ended March 30, 2025 versus the comparable prior year period.
Long-Term Demographics, Consumer Trends, and Demand – We participate in the $42 billion U.S. salty snack category, within the broader approximately $143 billion market for U.S. snack foods as of March 30, 2025, based on Circana data. In the last few years snacking occasions have held relatively stable as consumers continue to seek out convenient, delicious snacks for both on-the-go and at-home lifestyles. A 2025 study from Circana cites that 48.8% of consumers snack three or more times a day, up 2.7 points versus 2024. Additionally, the salty snacks category has historically benefited from favorable competitive dynamics, including low private label penetration and category leaders competing primarily through marketing and innovation. We expect these consumer trends to continue to drive consistent retail sales for salty snacks for the foreseeable future.

For the thirteen weeks ended March 30, 2025, U.S. retail sales for salty snacks based on Circana data decreased by 1.7% versus the comparable prior year period while Utz's retail sales were flat.
Competition – The salty snack industry is highly competitive and includes many diverse participants. Our products primarily compete with other salty snacks but also compete more broadly for certain eating occasions with other snack foods. We believe that the principal competitive factors in the salty snack industry include taste, convenience, product variety, product quality, price, nutrition, consumer brand awareness, media and promotional activities, in-store merchandising execution, customer service, cost-efficient distribution, access to retailer shelf space. We believe we compete effectively with respect to each of these factors. We also source nearly all of our inputs domestically within the United States, therefore, we may be less impacted by international pricing volatility and tariffs as compared to other multi-national salty snack food companies. Additionally, beginning in 2024, certain competitors began to take certain discrete pricing actions in specific channels, resulting in an environment that has become far more promotional. Such promotions have impacted our sales and, in response, we have increased our promotional activities. We expect these pricing and promotional activity dynamics to continue in the near-term.
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
Financing Costs and Exposure to Interest Rate Changes – As of March 30, 2025, we had $739.3 million in variable rate indebtedness, up from $690.1 million as of December 29, 2024. As of December 29, 2024, our variable rate indebtedness was benchmarked to the Term SOFR Screen Rate (“SOFR”). As of March 30, 2025, we have existing interest rate swaps totaling $580.2 million of debt. Our interest rate hedge strategy has limited some of our exposure to changes in interest rates. We regularly evaluate our variable and fixed-rate debt. As of March 30, 2025, our interest rate swaps were carried as an asset on our balance sheet totaling $17.9 million. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the thirteen weeks ended March 30, 2025 was 4.9%, down from 6.6% during the thirteen weeks ended March 31, 2024. On January 29, 2025, the Company amended its Term Loan B to refinance in full all of the $630.3 million outstanding term loans thereunder, reduce the interest rate from SOFR plus the applicable rate of 2.75% to SOFR plus the applicable rate of 2.50% and extend the maturity date from January 20, 2028 to January 29, 2032, as well as to make certain other changes. We have used interest rate swaps to help manage some of our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable and Note 9. Derivative Financial Instruments, Purchase Commitments, Warrants and Fair Value to our Unaudited Consolidated Financial Statements for additional information on debt and derivative activity. The Company has experienced the effect of increased interest rates on the portion of its debt that is not hedged and a further increase in interest rates could negatively impact our net income.
Recent Developments and Significant Items Affecting Comparability
Acquisitions and Dispositions
On February 5, 2024, the Company sold certain assets and brands to affiliates of Our Home™, an operating company of Better-for-You brands (“Our Home”). Under the agreement, affiliates of Our Home purchased the Good Health and R.W. Garcia brands, and the Lincolnton, NC and Lititz, PA manufacturing facilities and certain related assets, and assumed the Company’s Las Vegas, NV facility lease and manufacturing operations (the "Good Health and R.W. Garcia Sale"), for $167.5 million, subject to customary adjustments. See Note 2. Divestitures to our Unaudited Consolidated Financial Statements. On April 22, 2024, the Company also sold to Our Home its Berlin, PA and Fitchburg, MA manufacturing facilities and certain related assets, including certain inventory (the “Manufacturing Facilities Sale”).

The Company and Our Home are operating under transition services agreements related to each of the Good Health and R.W. Garcia Sale and the Manufacturing Facilities Sale, which are scheduled to expire during the first half of 2025. In addition, the parties will operate under reciprocal co-manufacturing agreements pursuant to which Our Home will co-manufacture certain of the Company's products and the Company will co-manufacture certain Good Health products. Certain Good Health products will continue to be distributed and sold on the Company's DSD network for Our Home, pursuant to a distribution agreement. The Company received approximately $18.7 million in advance from Our Home for certain services under these agreements, which the Company will recognize through income from operations over the terms of the transition services and co-manufacturing agreements.

Product Innovation
Investments in new product innovation support three focus areas that are rooted in the consumer and tied to our portfolio and brand strategy: Expanding Positive Choices, Delivering Craveable Flavor, and Capturing Occasions. Within Expanding Positive Choices, recent focus has been on Boulder Canyon, a brand offering solutions for consumers seeking great tasting BFY snacks via BFY oils such as avocado oil and olive oil. Innovation contributed to Boulder Canyon® increases with the launching of new flavors that capitalized on the hot & spicy trend and by entrance into the cheese snack subcategory. Boulder Canyon® gained share for the thirteen weeks ended March 30, 2025 versus the comparable prior year period led by strong same store velocities with growth of 158.8% per Circana. In the natural channel, Boulder Canyon growth was 41.7% for the thirteen weeks ended March 23, 2025 per Spins. Within Delivering Craveable Flavor, recently, we addressed consumer desire for flavor exploration with innovation across brands and snacking subcategories via our seasoned pretzels and new potato chip flavor offerings in both our Utz and Zapp’s brands. Within Capturing Occasions, we recently introduced a portfolio of variety/multipacks across our Power Four Brands, consisting of our flagship Utz® brand, On The Border®, Zapp’s®, and Boulder Canyon®, and our Targeted Brands, consisting of Golden Flake®, TORTIYAHS!®, Hawaiian®, Bachman®, Tim's Cascade®, Dirty Potato Chips®, and TGI Fridays®.
Supply and Commodity Trends
We regularly monitor worldwide supply and commodity costs so that we can cost-effectively secure ingredients, packaging and fuel required for production. A number of external factors such as weather, which may be impacted in unanticipated ways due to climate change, commodity market conditions, inflationary conditions and the effects of governmental, agricultural or other programs, including tariffs or other trade policies, may affect the cost and availability of raw materials and agricultural materials used in our products. Given that nearly all our input costs are sourced domestically and our manufacturing facilities are all in the United States, we expect that recent tariff volatility will have a minor impact on our business in 2025. We address commodity costs primarily through the use of buying-forward, which locks in pricing for key materials between three and 18 months in advance. Other methods include hedging, net pricing adjustments to cover longer term cost inflation, and manufacturing and overhead cost control. Our hedging techniques, such as forward contracts, limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. We experienced an increase in pricing in certain commodity trends that continued to rise throughout fiscal year 2022 and have since stabilized. Commodity cost increases in commodity trends may adversely impact our net income. Although we have experienced some ingredient cost deflation since 2022, we continue to experience rising costs related to fuel and freight rates as well as rising labor costs both of which have negatively impacted profitability. Transportation costs have been on the rise since early in 2021 and may continue to rise and adversely impact net income. The Company looks to offset rising costs through increasing manufacturing and distribution efficiencies as well as through price increases to our customers, although it is unclear whether historic customer sales levels will be maintained at these higher prices (See "Key Developments and Trends - Long-Term Demographics, Consumer Trends, and Demand"). Due to competitive market conditions, planned trade or promotional incentives, or other factors, our pricing actions may also lag supply and commodity cost changes.
While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. Market factors including supply and demand may result in higher costs of sourcing those materials.
Independent Operator Conversions
Our DSD distribution is executed via Company-owned routes operated by route sales professionals (“RSP”), and third-party routes managed by IOs. We have used the IO and RSP models for more than a decade. In fiscal year 2017, we embarked on a multi-year strategy to convert all company-owned RSP routes to the IO model. The conversion process involves selling distribution rights to a defined route to an IO. As we convert routes, there is a decrease in the selling, distribution and administrative costs that we previously incurred on RSPs and a corresponding increase in discounts paid to IOs to cover their costs to distribute our product. The net impact is a reduction in selling expenses and a decrease in net sales and gross profit. Conversions also impact our Consolidated Balance Sheets, resulting in cash proceeds to us as a result of selling the route to an IO, or by creating notes receivable related to the sale of the routes. While we expect to have a small number of routes under the ownership of the Company as we acquire and re-sell routes as part of our normal operations, as of March 30, 2025, substantially all of our DSD routes are managed by IOs.

Results of Operations
Overview
The following tables present selected unaudited financial data for the thirteen weeks ended March 30, 2025 and March 31, 2024.

(in thousands)	Thirteen weeks ended March 30, 2025	Thirteen weeks ended March 31, 2024
Net sales	$352,084	$346,523
Cost of goods sold	233,854	226,950
Gross profit	118,230	119,573
Selling, distribution, and administrative expenses
Selling and distribution	77,265	73,666
Administrative	35,949	35,782
Total selling, distribution, and administrative expenses	113,214	109,448
Gain (loss) on sale of assets, net	660	(470)
Income from operations	5,676	9,655
Other (expense) income
Gain on sale of business	—	44,015
Interest expense	(11,470)	(13,831)
Loss on debt extinguishment	(531)	—
Other income	362	910
Gain (loss) on remeasurement of warrant liability	11,016	(11,808)
Other (expense) income, net	(623)	19,286
Income before taxes	5,053	28,941
Income tax (benefit) expense	(625)	26,544
Net income	5,678	2,397
Net loss (income) attributable to noncontrolling interest	1,824	(6,387)
Net income (loss) attributable to controlling interest	$7,502	$(3,990)

Thirteen weeks ended March 30, 2025 versus Thirteen weeks ended March 31, 2024
Net sales
Net sales were $352.1 million and $346.5 million for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively. Net sales for the thirteen weeks ended March 30, 2025 increased $5.6 million or 1.6% over the comparable period in 2024. The 1.6% increase in net sales was related to favorable volume/mix of 6.3% as further discussed below, offset by 3.4% attributable to lower net price realization and 1.3% related to the Good Health and R.W. Garcia Sale . IO discounts increased to $44.7 million for the thirteen weeks ended March 30, 2025, up from $44.4 million for the corresponding thirteen weeks ended March 31, 2024.
Sales are evaluated based on classification as Branded Salty Snacks or Non-Branded & Non-Salty Snacks, consisting of partner brands, private label, co-manufacturing for which Utz is the manufacturer, Utz branded non-salty snacks such as On The Border® Dips and Salsas and sales not attributable to specific brands. For the thirteen weeks ended March 30, 2025, Branded Salty Snacks and Non-Branded & Non-Salty Snacks totaled 87% and 13% of our net sales, respectively. For the thirteen weeks ended March 30, 2025 versus the comparable prior year period, Branded Salty Snacks net sales increased by 4.9% and Non-Branded & Non-Salty Snacks net sales decreased by 16.0%, of which 7.2% of the decrease relates to the Good Health and R.W. Garcia Sale in Non-Branded & Non-Salty Snacks due to its disposition in the prior year.
Cost of goods sold and Gross profit
Gross profit was $118.2 million and $119.6 million for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively. Our gross profit margin was 33.6% for the thirteen weeks ended March 30, 2025 versus 34.5% for the thirteen weeks ended March 31, 2024. The decrease in gross profit and gross profit margin was primarily driven by promotional investments, and increased investments to support capacity expansions, distribution growth, and capabilities, partially offset by productivity benefits. Additionally, IO discounts increased to $44.7 million for the thirteen weeks ended March 30, 2025, up slightly from $44.4 million for the thirteen weeks ended March 31, 2024.
Selling, distribution, and administrative expense
Selling, distribution, and administrative expenses were $113.2 million and $109.4 million for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively, resulting in an increase of $3.8 million or 3.5% for the thirteen weeks ended March 30, 2025 versus the comparable prior year period. The increase in selling, distribution, and administrative expense is primarily due to higher people, selling, and delivery costs to support growth.
Gain (loss) on sale of assets
Gain (loss) on sale of assets was $0.7 million and $(0.5) million for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively.
Other (expense) income, net
Other (expense) income, net was $(0.6) million and $19.3 million for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively. The increase of $19.9 million in other expense for the thirteen weeks ended March 30, 2025 compared to the thirteen weeks ended March 31, 2024 was primarily due to the gain on sale of business of $44.0 million relating to the Good Health and R.W. Garcia Sale which occurred on February 5, 2024, the loss on debt extinguishment of $0.5 million recorded for the thirteen weeks ended March 30, 2025 and a decrease in other income of $0.5 million, offset by an increase in the gain on remeasurement of warrant liability of $22.8 million. and a decrease in interest expense of $2.4 million.
Income taxes
Income tax (benefit) expense was $(0.6) million and $26.5 million for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively. The decrease in income tax expense is primarily attributable to the Good Health and R.W. Garcia Sale, which occurred on February 5, 2024. See Note 2. Divestitures, for further discussion.

Non-GAAP Financial Measures
We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results and identify trends in our underlying operating results, and it also provides additional insight and transparency on how we evaluate the business. We use non-GAAP financial measures to budget, make operating and strategic decisions, and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. The adjustments generally fall within the categories of non-cash items, acquisition, divestiture and integration costs and gains, business transformation initiatives, and financing-related costs. We believe the non-GAAP financial measures should always be considered along with the most directly comparable U.S. generally accepted accounting principles ("U.S. GAAP") financial measures. We have provided the reconciliations between the U.S. GAAP and non-GAAP financial measures below, and we also discuss our underlying U.S. GAAP results throughout this discussion and analysis of our financial condition and results of operations.
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
The following table provides a reconciliation from net income to EBITDA and Adjusted EBITDA for the thirteen weeks ended March 30, 2025 and March 31, 2024:

(dollars in millions)	Thirteen weeks ended March 30, 2025	Thirteen weeks ended March 31, 2024
Net income	$5.7	$2.4
Plus non-GAAP adjustments:
Income Tax Expense	(0.6)	26.5
Depreciation and Amortization	18.7	18.3
Interest Expense, Net	11.5	13.8
Interest Income (IO loans)(1)	(0.5)	(0.8)
EBITDA	34.8	60.2
Certain Non-Cash Adjustments(2)	5.7	4.0
Acquisitions, Divestitures and Investments(3)	7.4	(38.4)
Business Transformation Initiatives(4)	7.4	5.8
Financing-Related Costs(5)	0.8	—
(Gain) loss on Remeasurement of Warrant Liability(6)	(11.0)	11.8
Adjusted EBITDA	$45.1	$43.4
Net income as a % of Net Sales	1.6%	0.7%
Adjusted EBITDA as a % of Net Sales	12.8%	12.5%

(1)Interest Income (IO loans) refers to interest income that we earn from IO notes receivable that has resulted from our initiatives to transition from RSP distribution to IO distribution ("Business Transformation Initiatives"). There is a notes payable recorded that mirrors most of the IO notes receivable, and the interest expense associated with the notes payable is part of the Interest Expense, Net adjustment.
(2)Certain Non-Cash Adjustments are comprised primarily of the following:
Incentive programs – The Company incurred 3.5 million and $3.9 million of share-based compensation expense for awards to employees and directors, and compensation expense associated with the Omnibus Equity Incentive Plan (the "OEIP") for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively.
Purchase commitments and other adjustments – We have purchase commitments for specific quantities at fixed prices for certain of our products’ key ingredients. To facilitate comparisons of our underlying operating results, this adjustment was made to remove the volatility of purchase commitment related unrealized gains and losses. The adjustment related to purchase commitments and other adjustments, including cloud computing amortization, was expense of $2.2 million and $0.1 million for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively.
(3)Adjustment for Acquisitions, Divestitures and Investments Costs and (Gains) – This is comprised of consulting, transaction services, and legal fees incurred for acquisitions and certain potential acquisitions, in addition to expenses associated with integrating recent acquisitions. Such expenses were $7.4 million and $5.6 million for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively. Also included for the thirteen weeks ended March 31, 2024 was a gain of $44.0 million related to the Good Health and R.W. Garcia Sale.
(4)Business Transformation Initiatives Adjustment – This adjustment is related to consultancy, professional and legal fees incurred for specific initiatives and structural changes to the business that do not reflect the cost of normal business operations. In addition, gains and losses realized from the sale of distribution rights to IOs and the subsequent disposal of trucks, severance costs associated with the elimination of RSP positions, and enterprise resource planning system transition costs fall into this category. The Company incurred such costs of $7.4 million and $5.8 million for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively.
(5)Financing-Related Costs – These costs include adjustments for various items related to raising debt and equity capital or debt extinguishment costs.
(6)Gains and Losses on Remeasurement of Warrant Liabilities - These liabilities are not expected to be settled in cash, and when exercised would result in a cash inflow to the Company with the warrants converting to Class A Common Stock with the liability being extinguished and the fair value of the warrants at the time of exercise being recorded as an increase to equity.
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

Term Debt and Revolving Credit Facility
On January 29, 2025, the Company amended its Term Loan B to refinance in full all of the $630.3 million outstanding term loans thereunder, reduce the interest rate from SOFR plus the applicable rate of 2.75% to SOFR plus the applicable rate of 2.50% and extend the maturity date from January 20, 2028 to January 29, 2032, as well as to make certain other changes. Other material terms of the Term Loan B remain unchanged. The Company recorded a loss on debt extinguishment of $0.5 million related to the refinancing of its Term Loan B in its Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended March 30, 2025.
ABL Facility
As of March 30, 2025 and December 29, 2024, $50.0 million and $0.2 million, respectively, was outstanding under the asset based lending ("ABL") facility. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit and amounts borrowed. As of March 30, 2025 and December 29, 2024, $109.5 million and $158.7 million, respectively, was available for borrowing under the ABL facility, net of letters of credit. Standby letters of credit in the amount of $10.3 million have been issued as of both of March 30, 2025 and December 29, 2024. The standby letters of credit are primarily issued for insurance purposes. Refer to Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable, for more information.
Cash Requirements
Our expected future payments at March 30, 2025 primarily consisted of:
•Short-term cash requirements related primarily to funding operations (including expenditures for raw materials, labor, manufacturing and distribution, trade and promotions, advertising and marketing, benefit plan obligations and lease expenses) as well as periodic expenditures for acquisitions, stockholder returns (such as dividend payments), property, plant and equipment and any significant non-operating items;
•Cash requirements related to other notes payable and finance leases (Refer to Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable);
•Long-term cash requirements primarily related to funding long-term debt repayments and related interest payments on long-term debt (Refer to Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable);
•Long-term cash requirements related to our deferred taxes and Tax Receivable Agreement; and
•Operating lease liabilities.
Off-Balance Sheet Arrangements
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. Refer to Note 9. Derivative Financial Instruments, Purchase Commitments, Warrants and Fair Value.
IO Guarantees Off Balance Sheet
The Company partially guarantees loans made to IOs by Bank of America and two other banks for the purchase of routes, some of which were recorded as off-balance sheet arrangements. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default. Refer to Note 10. Contingencies.
Cash Flow
The following table presents net cash provided by or used in operating activities, investing activities and financing activities for the thirteen weeks ended March 30, 2025 and March 31, 2024.

(in thousands)	Thirteen weeks ended March 30, 2025	Thirteen weeks ended March 31, 2024
Net cash used in operating activities	$(20,218)	$(9,065)
Net cash (used in) provided by investing activities	$(40,734)	$158,011
Net cash provided by (used in) financing activities	$67,562	$(153,965)
Net cash used in operating activities for the thirteen weeks ended March 30, 2025 was $20.2 million compared to $9.1 million for the thirteen weeks ended March 31, 2024, with the difference largely driven by timing related decreases in accounts payable and accrued expenses and other of $21.2 million and increases in accounts receivable of $6.6 million, partially offset by increase in cash net income of $17.2 million.
Cash used in investing activities for the thirteen weeks ended March 30, 2025 was $40.7 million, primarily driven by purchases of property and equipment. This compares to the cash provided by investing activity of $158.0 million for the thirteen weeks ended March 31, 2024 primarily driven by proceeds from sale of business of $167.5 million partially offset by purchases of property and equipment.
Net cash provided by financing activities was $67.6 million for the thirteen weeks ended March 30, 2025, primarily driven by net borrowings on line of credit, term debt and notes payable of $80.4 million, partially offset by the payment of dividends and distributions to noncontrolling interest, payments of employee stock awards tax withholdings and debt issuance costs. This compares to net cash used in financing activities of $154.0 million for the thirteen weeks ended March 31, 2024, which was primarily related to the pay down of debt utilizing the proceeds from the Good Health and R.W. Garcia Sale.
Debt Covenants
The Term Loan B and the ABL facility are collateralized by substantially all of the assets and liabilities of UBH and its subsidiaries excluding the real estate assets secured by the Company's real estate term loan, including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants relating to the operations and financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with their financial and other covenants under the credit agreements as of March 30, 2025.
New Accounting Pronouncements
See Note 1. Operations and Summary of Significant Accounting Policies, to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
There were no changes to critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates under Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 29, 2024 filed on February 20, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 29, 2024 filed on February 20, 2025. Our exposures to market risk have not changed materially since the filing of the Annual Report on Form 10-K for the year ended December 29, 2024 filed on February 20, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rule 13a-15e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective at a level of reasonable assurance as of March 30, 2025.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are subject to legal actions arising from our normal business activities. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, as of the date of this filing, we do not believe that we are currently party to any currently pending material legal proceedings, other than ordinary routine litigation incidental to the business, or any such proceedings known to be contemplated by governmental authorities.
ITEM 1A. RISK FACTORS
Our risk factors are set forth in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 29, 2024 filed on February 20, 2025. There have been no material changes to our risk factors since the filing of the Annual Report on Form 10-K for the year ended December 29, 2024 filed on February 20, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) None.

ITEM 6. EXHIBITS

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1
Certificate of Domestication of the Company, dated as of August 28, 2020 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Commission on September 3, 2020).

3.2
Certificate of Incorporation of the Company, dated as of April 25, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 20, 2025).

3.3
Amended and Restated By-Laws of the Company, dated as of March 21, 2023 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on May 11, 2023).

10.1
Amendment No. 6, dated as of January 29, 2025, to that certain First Lien Credit Agreement, dated as of November 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 29, 2025).

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

Date: May 1, 2025                        UTZ BRANDS, INC.

By:    /s/ Ajay Kataria
Name:    Ajay Kataria
Title:    Executive Vice President,
Chief Financial Officer and Chief Accounting Officer