Form 10-Q
period 2025-06-29
Utz Brands, Inc.
filed 2025-07-31
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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

As of July 28, 2025, 86,201,901 shares of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), and 55,349,000 shares of Class V Common Stock, par value $0.0001 per share (“Class V Common Stock”), were issued and outstanding.
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
•The Company’s product mix;
•The Company’s expectations regarding its level of indebtedness and associated interest expense impacts;
•The Company’s cost savings plans and logistics optimization efforts;
•The effects of tariffs, inflation or supply chain disruptions on the Company or its business;
•The benefits of the Company’s productivity initiatives;
•The effects of the Company’s marketing and innovation initiatives; and
•Other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” "forecast,” "intend,” "expect,” “anticipate,” “believe,” “seek,” “target” "goal," "on track" or similar expressions.
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

As a result of a number of known and unknown risks and uncertainties, the Company’s results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, without limitation: our operation in an industry with high levels of competition and consolidation; our reliance on key customers and ability to obtain favorable contractual terms and protections with customers; changes in demand for our products driven by changes in consumer preferences and tastes or our ability to innovate or market our products effectively; changes in consumers’ loyalty to our brands due to factors beyond our control; impacts on our reputation caused by concerns relating to the quality and safety of our products, ingredients, packaging, or processing techniques; the potential that our products might need to be recalled if they become adulterated or are mislabeled; the loss of retail shelf space and disruption to sales of food products due to changes in retail distribution arrangements; our reliance on third parties to effectively operate both our direct-to-warehouse delivery system and our direct-store-delivery network system; the evolution of e-commerce retailers and sales channels; disruption to our manufacturing operations, supply chain, or distribution channels; the effects of inflation, including rising labor costs; shortages of raw materials, energy, water, and other supplies; changes in the legal and regulatory environments in which we operate, including with respect to tax legislation such as the One Big Beautiful Bill Act; potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries, or investigations into our business; potential adverse effects or unintended consequences related to the implementation of our growth strategy; our ability to successfully identify and execute acquisitions or dispositions and to manage integration or carve out issues following such transactions; the geographic concentration of our markets; our ability to attract and retain highly skilled personnel (including risks associated with our recently announced executive leadership transition); impairment in the carrying value of goodwill or other intangible assets; our ability to protect our intellectual property rights; disruptions, failures, or security breaches of our information technology infrastructure; climate change or legal, regulatory or market measures to address climate change; our exposure to liabilities, claims or new laws or regulations with respect to environmental matters; the increasing focus and opposing views, legislation and expectations with respect to ESG initiatives; restrictions on our operations imposed by covenants in our debt instruments; our exposure to changes in interest rates; adverse impacts from disruptions in the worldwide financial markets, including on our ability to obtain new credit; our exposure to any new or increased income or product taxes; pandemics, epidemics or other disease outbreaks; our exposure to changes to trade policies and tariff and import/export regulations by the United States and other jurisdictions; potential volatility in our Class A Common Stock caused by resales thereof; our dependence on distributions made by our subsidiaries; our payment obligations pursuant to a tax receivable agreement, which in certain cases may exceed the tax benefits we realize or be accelerated; provisions of Delaware law and our governing documents and other agreements that could limit the ability of stockholders to take certain actions or delay or discourage takeover attempts that stockholders may consider favorable; our exclusive forum provisions in our governing documents; the influence of certain significant stockholders and members of Utz Brands Holdings, LLC, whose interests may differ from those of our other stockholders; the effects of our private placement warrants on the market price of our Class A Common Stock and our net income; and other risks and uncertainties set forth in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 29, 2024 and in the other reports we file with the U.S. Securities and Exchange Commission from time to time.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
June 29, 2025 and December 29, 2024
(In millions, except share information)

	As of June 29, 2025	As of December 29, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$54.6	$56.1
Accounts receivable, less allowance of $3.6 and $3.3, respectively	161.3	119.9
Inventories	125.5	101.4
Prepaid expenses and other assets	44.0	35.3
Current portion of notes receivable	5.1	4.6
Total current assets	390.5	317.3
Non-current Assets
Property, plant and equipment, net	389.7	345.2
Goodwill	870.7	870.7
Intangible assets, net	983.0	996.5
Non-current portion of notes receivable	11.5	9.2
Other assets	191.9	189.5
Total non-current assets	2,446.8	2,411.1
Total assets	$2,837.3	$2,728.4
LIABILITIES AND EQUITY
Current Liabilities
Current portion of term debt	$23.2	$16.1
Current portion of other notes payable	7.0	6.9
Accounts payable	188.5	151.0
Accrued expenses and other	75.1	78.3
Current portion of warrant liability	9.5	33.0
Total current liabilities	303.3	285.3
Non-current portion of term debt and revolving credit facility	842.7	752.5
Non-current portion of other notes payable	16.8	15.0
Non-current accrued expenses and other	174.0	164.2
Deferred tax liability	122.6	123.7
Total non-current liabilities	1,156.1	1,055.4
Total liabilities	1,459.4	1,340.7
Commitments and Contingencies
Equity
Shares of Class A Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 86,145,254 and 83,537,542 shares issued and outstanding as of June 29, 2025 and December 29, 2024, respectively	—	—
Shares of Class V Common Stock, $0.0001 par value; 61,249,000 shares authorized; 55,349,000 and 57,349,000 shares issued and outstanding as of June 29, 2025 and December 29, 2024, respectively	—	—
Additional paid-in capital	1,017.2	988.5
Accumulated deficit	(298.4)	(304.7)
Accumulated other comprehensive income	12.4	18.6
Total stockholders' equity	731.2	702.4
Noncontrolling interest	646.7	685.3
Total equity	1,377.9	1,387.7
Total liabilities and equity	$2,837.3	$2,728.4
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the thirteen weeks ended June 29, 2025 and June 30, 2024
(In millions, except share information)
(Unaudited)

	Thirteen weeks ended June 29, 2025	Thirteen weeks ended June 30, 2024	Twenty-six weeks ended June 29, 2025	Twenty-six weeks ended June 30, 2024
Net sales	$366.7	$356.2	$718.8	$702.7
Cost of goods sold	239.9	231.5	473.8	458.4
Gross profit	126.8	124.7	245.0	244.3

Selling, distribution, and administrative expenses
Selling and distribution	85.8	73.8	163.1	147.4
Administrative	33.7	30.8	69.6	66.6
Total selling, distribution, and administrative expenses	119.5	104.6	232.7	214.0

(Loss) gain on sale of assets, net	(0.9)	2.4	(0.2)	1.9

Income from operations	6.4	22.5	12.1	32.2
Other income (loss), net
Gain on sale of business	—	—	—	44.0
Interest expense	(11.4)	(10.2)	(22.9)	(24.0)
Loss on debt extinguishment	—	(1.3)	(0.5)	(1.3)
Other (loss) income	(0.6)	0.2	(0.2)	1.0
Gain on remeasurement of warrant liability	12.5	12.9	23.5	1.1
Other income (loss), net	0.5	1.6	(0.1)	20.8

Income before taxes	6.9	24.1	12.0	53.0
Income tax (benefit) expense	(3.2)	(1.3)	(3.8)	25.2
Net income	10.1	25.4	15.8	27.8
Net loss (income) attributable to noncontrolling interest	0.4	(5.6)	2.2	(12.0)
Net income (loss) attributable to controlling interest	$10.5	$19.8	$18.0	$15.8

Income per Class A Common stock: (in dollars)
Basic	$0.12	$0.24	$0.21	$0.19
Diluted	$0.12	$0.23	$0.21	$0.19
Weighted-average shares of Class A Common stock outstanding
Basic	86,118,292	81,457,014	85,919,842	81,423,240
Diluted	87,679,440	84,954,412	87,604,543	84,762,662

Net income	$10.1	$25.4	$15.8	$27.8
Other comprehensive (loss) income:
Change in fair value of interest rate swap	(3.8)	(2.2)	(10.2)	2.5
Comprehensive income	6.3	23.2	5.6	30.3
Net comprehensive loss (income) attributable to noncontrolling interest	1.9	(4.6)	6.2	(13.0)
Net comprehensive income attributable to controlling interest	$8.2	$18.6	$11.8	$17.3
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
For the thirteen weeks ended June 29, 2025 and June 30, 2024
(In millions, except share information)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	81,187,977	$—	59,349,000	$—	$944.6	$(298.0)	$23.0	$669.6	$714.2	$1,383.8
Share-based compensation	218,850	—		—	3.9	—	—	3.9	—	3.9
Payments of tax withholding requirements for employee stock awards		—		—	(1.4)	—	—	(1.4)	—	(1.4)
Deferred tax impact from divestiture		—		—	3.0	—	—	3.0	2.1	5.1
Net (loss) income		—		—	—	(4.0)	—	(4.0)	6.4	2.4
Cash dividends declared		—		—	—	(4.8)	—	(4.8)	—	(4.8)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3.5)	(3.5)
Other comprehensive income		—		—	—	—	2.7	2.7	2.0	4.7
Balance at March 31, 2024	81,406,827	$—	59,349,000	$—	$950.1	$(306.8)	$25.7	$669.0	$721.2	$1,390.2
Share-based compensation	123,295	—		—	5.3	—	—	5.3	—	5.3
Deferred tax impact from divestiture		—		—	(0.1)	—	—	(0.1)	—	(0.1)
Net income		—		—	—	19.8	—	19.8	5.6	25.4
Cash dividends declared		—		—	—	(4.9)	—	(4.9)	—	(4.9)
Special excess cash dividend		—		—	—	(1.8)	—	(1.8)	—	(1.8)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3.5)	(3.5)
Tax distribution		—		—	—	—	—	—	(2.6)	(2.6)
Other comprehensive loss		—		—	—	—	(1.2)	(1.2)	(1.0)	(2.2)
Balance at June 30, 2024	81,530,122	$—	59,349,000	$—	$955.3	$(293.7)	$24.5	$686.1	$719.7	$1,405.8

Balance at December 29, 2024	83,537,542	$—	57,349,000	$—	$988.5	$(304.7)	$18.6	$702.4	$685.3	$1,387.7
Share-based compensation	524,211	—		—	4.3	—	—	4.3	—	4.3
Class V to Class A Exchange	2,000,000	—	(2,000,000)	—	23.9	—	—	23.9	(23.9)	—
Payments of tax withholding requirements for employee stock awards		—		—	(2.2)	—	—	(2.2)	—	(2.2)
Net income (loss)		—		—	—	7.5	—	7.5	(1.8)	5.7
Cash dividends declared		—		—	—	(5.6)	—	(5.6)	—	(5.6)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Special excess cash dividend declared		—		—	—	(0.9)	—	(0.9)	—	(0.9)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3.4)	(3.4)
Tax distribution		—		—	—	—	—	—	(1.6)	(1.6)
Other comprehensive loss		—		—	—	—	(3.9)	(3.9)	(2.5)	(6.4)
Balance at March 30, 2025	86,061,753	$—	55,349,000	$—	$1,014.5	$(303.7)	$14.7	$725.5	$652.1	$1,377.6
Share-based compensation	83,501	—		—	2.7	—	—	2.7	—	2.7
Net income (loss)		—		—	—	10.5	—	10.5	(0.4)	10.1
Cash dividends declared		—		—	—	(5.2)	—	(5.2)	—	(5.2)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3.5)	(3.5)
Other comprehensive loss		—		—	—	—	(2.3)	(2.3)	(1.5)	(3.8)
Balance at June 29, 2025	86,145,254	$—	55,349,000	$—	$1,017.2	$(298.4)	$12.4	$731.2	$646.7	$1,377.9

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the thirteen weeks ended June 29, 2025 and June 30, 2024
(In millions)
(Unaudited)

	Twenty-six weeks ended June 29, 2025	Twenty-six weeks ended June 30, 2024
Cash flows from operating activities
Net income	$15.8	$27.8
Adjustments to reconcile net income to net cash used in operating activities:
Impairment and other charges	0.6	—
Depreciation and amortization	40.0	35.9
Gain on sale of business	—	(44.0)
Gain on remeasurement of warrant liability	(23.5)	(1.1)
Loss (gain) on sale of assets	0.2	(1.9)
Loss on debt extinguishment	0.5	1.3
Share-based compensation	7.0	9.2
Deferred taxes	(1.1)	6.4
Deferred financing costs	0.7	2.5
Changes in assets and liabilities:
Accounts receivable, net	(41.4)	(9.6)
Inventories	(24.2)	(4.0)
Prepaid expenses and other assets	(17.5)	(15.1)
Accounts payable and accrued expenses and other	39.0	(7.6)
Net cash used in operating activities	(3.9)	(0.2)
Cash flows from investing activities
Purchases of property and equipment	(65.7)	(37.8)
Purchases of intangibles	—	(9.2)
Proceeds from sale of property and equipment	0.8	24.1
Proceeds from sale of business	—	167.5
Proceeds from sale of routes	11.7	13.7
Proceeds from the sale of IO notes	3.9	1.5
Notes receivable	(22.0)	(18.8)
Net cash (used in) provided by investing activities	(71.3)	141.0
Cash flows from financing activities
Borrowings on line of credit	135.0	92.0
Repayments on line of credit	(74.5)	(47.2)
Borrowings on term debt and notes payable	50.8	16.6
Repayments on term debt and notes payable	(13.6)	(166.6)
Payment of debt issuance cost	(1.7)	(0.7)
Payments of tax withholding requirements for employee stock awards	(2.2)	(1.4)
Dividends paid	(11.6)	(9.4)
Distribution to noncontrolling interest	(8.5)	(9.5)
Net cash provided by (used in) financing activities	73.7	(126.2)
Net (decrease) increase in cash and cash equivalents	(1.5)	14.6
Cash and cash equivalents at beginning of period	56.1	52.0
Cash and cash equivalents at end of period	$54.6	$66.6
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
The Company offers various forms of trade promotions, and the methodologies for determining these promotions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade customer or consumer. These estimates are made using various techniques which will include the use of historical data on performance of similar promotional programs. The Company has reserves in place of $14.6 million as of June 29, 2025, which included adjustments taken by customers of $13.1 million that were awaiting final processing as of such date, and had reserves of $20.8 million as of December 29, 2024, which include adjustments taken by customers of $9.3 million that were awaiting final processing as of such date. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.

Recently Issued Accounting Standards – In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments can be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).
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
The following table summarizes the net assets and liabilities included in the Good Health and R.W. Garcia Sale on February 5, 2024:

(in millions)
Property, plant, and equipment, net	$27.5
Goodwill	44.6
Intangible assets, net	44.3
Net working capital adjustments	7.1
Net assets sold	$123.5
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
The Company and Our Home were operating under transition services agreements related to each of the Good Health and R.W. Garcia Sale and the Manufacturing Facilities Sale, which expired during the first half of 2025. In addition, the parties will continue to operate under reciprocal co-manufacturing agreements pursuant to which Our Home co-manufactures certain of the Company's products and the Company co-manufactures certain Good Health products. Certain Good Health products continue to be distributed and sold on the Company's DSD network for Our Home pursuant to a distribution agreement. The Company received approximately $18.7 million in advance from Our Home for certain terms under these agreements, which the Company recognized through income from operations over the terms of the transition services and co-manufacturing agreements.

3.INVENTORIES
Inventories consisted of the following:

(in millions)	As of June 29, 2025	As of December 29, 2024
Finished goods	$86.2	$67.0
Raw materials	31.4	27.1
Maintenance parts	7.9	7.3
Total inventories	$125.5	$101.4
4.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

(in millions)	As of June 29, 2025	As of December 29, 2024
Land	$25.8	$25.9
Buildings	136.4	113.2
Machinery and equipment	303.9	215.5
Land improvements	2.7	2.7
Building improvements	3.4	2.8
Construction-in-progress	58.5	107.4
	530.7	467.5
Less: accumulated depreciation	(141.0)	(122.3)
Property, plant and equipment, net	$389.7	$345.2
Depreciation expense was $11.9 million and $8.2 million for the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively, and $21.3 million and $17.0 million for the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively. Depreciation expense is included in Cost of goods sold and Selling, distribution, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

5.GOODWILL AND INTANGIBLE ASSETS, NET
A roll-forward of goodwill is as follows:

(in millions)
Balance as of December 29, 2024	$870.7
Balance as of June 29, 2025	$870.7
Intangible assets, net, consisted of the following:

(in millions)	As of June 29, 2025	As of December 29, 2024
Subject to amortization:
Distributor/customer relationships	$647.7	$647.7
Trademarks	59.9	59.9
Amortizable assets, gross	707.6	707.6
Accumulated amortization	(169.9)	(151.8)
Amortizable assets, net	537.7	555.8
Not subject to amortization:
Trade names	428.7	428.7
Route assets	16.6	12.0
Intangible assets, net	$983.0	$996.5
Amortization of distributor/customer relationships, technology and trade names amounted to $9.0 million and $9.0 million for the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively, and $18.0 million and $18.3 million for the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively. The expense related to the amortization of intangibles is included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
6.NOTES RECEIVABLE
Contracts are executed between the Company and its independent operators (“IOs”) for the sale of product distribution routes, including notes in favor of the Company, in certain cases. The notes bear interest at rates ranging from 5.00% to 10.55% with terms ranging generally from one to ten years. The notes receivable balances due from IOs at June 29, 2025 and December 29, 2024 totaled $16.6 million and $13.8 million, respectively, and are collateralized by the routes for which the loans are made. The Company also sold certain notes to Bank of America and two other banks. The Company has a corresponding notes payable related to the sale of IOs notes receivables. See Note 10. Contingencies.

7.ACCRUED EXPENSES AND OTHER
Current accrued expenses and other consisted of the following:

(in millions)	As of June 29, 2025	As of December 29, 2024
Accrued compensation and benefits	$14.0	$24.3
Accrued Federal income tax payable	4.5	—
Operating right of use liability	18.6	17.3
Insurance liabilities	6.5	6.8
Tax Receivable Agreement liability	4.6	0.1
Accrued freight and manufacturing related costs	2.6	4.0
Accrued dividends and distributions	8.6	8.6
Accrued interest	3.4	11.1
Deferred transition services and other fees (a)	—	2.0
Other accrued expenses	12.3	4.1
Total accrued expenses and other	$75.1	$78.3
(a) See Note 2. Divestitures, for further discussion.
Non-current accrued expenses and other consisted of the following:

(in millions)	As of June 29, 2025	As of December 29, 2024
Operating right of use liability	$144.9	$133.0
Tax Receivable Agreement liability	20.9	24.3
Supplemental retirement and salary continuation plans	7.2	6.9
Long-term portion of an interest rate hedge liability	1.0	—
Total accrued expenses and other	$174.0	$164.2
8.TERM DEBT, REVOLVING CREDIT FACILITY AND OTHER NOTES PAYABLE
Term Debt and Revolving Credit Facility
The Company has a credit agreement with a syndicate of banks, led by Bank of America, N.A. ("Term Loan B"). On January 29, 2025, the Company amended its Term Loan B to refinance in full all of the $630.3 million outstanding term loans thereunder, reduce the interest rate from the Secured Overnight Financing Rate (“SOFR”) plus the applicable rate of 2.75% to SOFR plus the applicable rate of 2.50% and extend the maturity date from January 20, 2028 to January 29, 2032, as well as to make certain other changes. Other material terms of the Term Loan B remain unchanged. The Company recorded a loss on debt extinguishment of $0.5 million related to the refinancing of its Term Loan B in its Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-six weeks ended June 29, 2025.
Term debt and revolving credit facilities consisted of the following:

Debt (in millions)	Original Principal Balance	Maturity Date	As of June 29, 2025	As of December 29, 2024
Term Loan B	$795.0	January-32	$630.3	$630.3
Real Estate Term Loan (1)	$88.1	October-32	58.4	59.6
Equipment loans (2)	$157.4		122.0	83.5
Asset based lending (“ABL”) facility		October-27	60.7	0.2
Net impact of debt issuance costs and original issue discount			(5.5)	(5.0)
Total long-term debt			865.9	768.6
Less: current portion			(23.2)	(16.1)
Long term portion of term debt and financing obligations			$842.7	$752.5

(1) Loan by City National Bank which is secured by a majority of the real estate assets of the Company ("Real Estate Term Loan").
(2) Equipment loans have varying maturities from June 2026 to July 2030.
Other Notes Payable and Finance Leases
Amounts outstanding under notes payable and finance leases consisted of the following:

(in millions)	As of June 29, 2025	As of December 29, 2024
Note payable – IO notes	$14.3	$12.1
Finance lease obligations	9.5	9.7
Other	—	0.1
Total notes payable	23.8	21.9
Less: current portion	(7.0)	(6.9)
Long term portion of notes payable	$16.8	$15.0
Interest Expense
Interest expense consisted of the following:

(in millions)	Thirteen weeks ended June 29, 2025	Thirteen weeks ended June 30, 2024	Twenty-six weeks ended June 29, 2025	Twenty-six weeks ended June 30, 2024
Company’s long-term debt	$10.9	$9.2	$21.8	$21.0
Amortization of deferred financing fees	0.3	0.7	0.7	2.5
IO loans	0.2	0.3	0.4	0.5
Total interest	$11.4	$10.2	$22.9	$24.0
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
Warrant Liabilities
As of each of June 29, 2025 and December 29, 2024, there were 7,200,000 private placement warrants (“Warrants”) outstanding, which are accounted for as derivative liabilities pursuant to ASC 815-40. The Warrants have a term of five years and expire in August 2025. A reconciliation of the changes in the warrant liability during the thirteen weeks ended June 29, 2025 is as follows:

(in millions)
Fair value of warrant liabilities as of December 29, 2024	$33.0
Gain on remeasurement of warrant liability	(11.0)
Fair value of warrant liabilities as of March 30, 2025	$22.0
Gain on remeasurement of warrant liability	(12.5)
Fair value of warrant liabilities as of June 29, 2025	$9.5

Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $90.2 million as of June 29, 2025 and $61.1 million as of December 29, 2024. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment gains totaling $1.1 million and $0.1 million for the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively, and $1.7 million and $0.9 million for the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively.
Fair Value
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of June 29, 2025:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$54.6	$—	$—	$54.6
Commodity contracts	—	1.6	—	1.6
Interest rate swaps	—	14.9	—	14.9
Total assets	$54.6	$16.5	$—	$71.1
Liabilities:
Commodity contracts	$—	$0.1	$—	$0.1
Interest rate swaps	—	1.0	—	1.0
Warrants	—	9.5	—	9.5
Debt	—	865.9	—	865.9
Total liabilities	$—	$876.6	$—	$876.6
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 29, 2024:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$56.1	$—	$—	$56.1
Commodity contracts	—	0.1	—	0.1
Interest rate swaps	—	25.0	—	25.0
Total assets	$56.1	$25.1	$—	$81.2
Liabilities:
Commodity contracts	$—	$1.4	$—	$1.4
Warrants	—	33.0	—	33.0
Debt	—	768.6	—	768.6
Total liabilities	$—	$803.0	$—	$803.0
10.CONTINGENCIES
Litigation Matters
While the Company is involved in litigation and other matters incidental to the conduct of its business, the results of such matters, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations or cash flows.
Guarantees
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $63.9 million and $63.5 million at June 29, 2025 and December 29, 2024, respectively, which loans are accounted for as off balance sheet arrangements. As discussed in Note 6.

Notes Receivable, the Company also sold notes receivable on its books to Bank of America during fiscal years 2025 and 2024, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at June 29, 2025 and December 29, 2024 was $12.8 million and $11.7 million, respectively. Due to the structure of the transactions, the sales did not qualify for sale accounting treatment, and as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding notes receivable also remain in the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year.
Additionally, the Company guarantees loans for the purchase of routes made by two other banks. The outstanding balance of these loans was $1.0 million and $1.5 million at June 29, 2025 and December 29, 2024, respectively, of which $0.0 million and $1.3 million was included in the Company's Consolidated Balance Sheets at June 29, 2025 and December 29, 2024, respectively. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance.
All of the above IO loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
11.SUPPLEMENTARY CASH FLOW INFORMATION

(in millions)	Twenty-six weeks ended June 29, 2025	Twenty-six weeks ended June 30, 2024
Cash paid for interest	$28.9	$34.5
Refunds related to income taxes	$0.2	$0.2
Payments for income taxes	$1.8	$25.6
Non-cash finance lease additions	$1.4	$2.3
Non-cash operating lease additions	$15.3	$8.3
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
The Company recorded income tax benefit of $3.2 million and $3.8 million for the thirteen and twenty-six weeks ended June 29, 2025, respectively. Comparably, the Company recorded income tax benefit of $1.3 million and expense of $25.2 million for the thirteen and twenty-six weeks ended June 30, 2024, respectively. The effective tax rates for the thirteen and twenty-six weeks ended June 29, 2025 were (46.4)% and (31.7)%, respectively. Comparably, the effective tax rates for the thirteen and twenty-six weeks ended June 30, 2024 were (5.4)% and 47.5%, respectively. The Company’s effective tax rates differ from the federal statutory rate of 21% primarily because UBH, which is a partnership, is not taxed at the entity level, and is required to allocate some of its taxable results to the holders of noncontrolling interests ("Noncontrolling Interest Holders"), as well as state taxes and the fair value impact of warrant liabilities. The Company’s effective tax rates for the thirteen and twenty-six weeks ended June 29, 2025 are 62.2% and 43.8%, respectively before consideration of any discrete items. During the thirteen and twenty-six weeks ended June 29, 2025, the effective tax rate was impacted by statutory state tax rate changes, which resulted in a discrete tax benefit of $0.3 million and expense of $0.8 million, respectively.

The Company regularly evaluates valuation allowances established for deferred tax assets (“DTAs”) for which future realization is uncertain. The Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit the use of existing DTAs. As of June 29, 2025, a significant piece of objective negative evidence evaluated was the twelve-quarter cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTAs such as the investment in UBH, federal operating losses subject to annual limitations due to “change in ownership” provisions, and state net operating losses where the Company does not expect to continue to have nexus. Therefore, a valuation allowance has been recorded against the DTAs for which it is more likely than not they will not be realized. The Company has DTAs related to its investment in UBH that are expected to be realized in the ordinary course of operations or generate future net operating losses for which a portion will have an indefinite carryforward period.
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
As of June 29, 2025, tax years 2021 through 2025 remain open and subject to examination by the Internal Revenue Service and the majority of the states where the Company has nexus, and tax years 2020 through 2025 remain open and subject to examination in selected states that have a four-year statute of limitations.
Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of June 29, 2025 or December 29, 2024.
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

As of June 29, 2025 and December 29, 2024, the Company had a liability of $25.5 million and $24.4 million, respectively, related to its projected obligations under the TRA, which is reflected as current and non-current accrued expenses in the Consolidated Balance Sheets.
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

(in millions)	Thirteen weeks ended June 29, 2025	Thirteen weeks ended June 30, 2024	Twenty-six weeks ended June 29, 2025	Twenty-six weeks ended June 30, 2024
Net sales	$366.7	$356.2	$718.8	$702.7
Materials	158.0	161.9	317.6	321.2
Conversion costs (a)	51.5	48.3	96.6	95.6
Other cost of goods sold (b)	30.4	21.3	59.6	41.6
Gross profit	126.8	124.7	245.0	244.3

Delivery (c)	20.0	20.6	43.5	42.4
Marketing (d)	8.4	5.8	13.0	9.3
Selling expenses (e)	57.4	47.4	106.6	95.7
Administrative expenses (f)	33.7	30.8	69.6	66.6
Total selling, distribution, and administrative expenses	119.5	104.6	232.7	214.0
(Loss) gain on sale of assets, net	(0.9)	2.4	(0.2)	1.9
Income from operations	6.4	22.5	12.1	32.2

Gain on sale of business	—	—	—	44.0
Interest expense	(11.4)	(10.2)	(22.9)	(24.0)
Loss on debt extinguishment	—	(1.3)	(0.5)	(1.3)
Other (loss) income	(0.6)	0.2	(0.2)	1.0
Gain on remeasurement of warrant liability	12.5	12.9	23.5	1.1
Other income (loss), net	0.5	1.6	(0.1)	20.8

Income before income taxes	6.9	24.1	12.0	53.0
Income tax (benefit) expense	(3.2)	(1.3)	(3.8)	25.2
Net income	$10.1	$25.4	$15.8	$27.8
(a) Conversion costs include direct labor, indirect labor, and overhead expenses.
(b) Other cost of goods sold consists of logistics and other charges.
(c) Delivery charges related to amounts to ship to distribution centers and end customers, and transfer costs between facilities.
(d) Marketing expenses include customer marketing through traditional media, digital and eCommerce, social media, sponsorships, and other costs such as agency costs, and market research.

(e) Selling expenses include non-administrative people costs, selling operations, co-op advertising and other customer expenses, broker fees, royalties, and other selling related costs.
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
The following table reconciles the numerators and denominators used in the computations of both basic and diluted income per share:

(in millions, except share data)	Thirteen weeks ended June 29, 2025	Thirteen weeks ended June 30, 2024	Twenty-six weeks ended June 29, 2025	Twenty-six weeks ended June 30, 2024
Numerator:
Net income attributable to common stockholders	$10.5	$19.8	$18.0	$15.8
Denominator:
Weighted average Class A Common Stock shares, basic	86,118,292	81,457,014	85,919,842	81,423,240
Dilutive securities included in diluted earnings per share calculation:
Warrants	882,524	2,600,077	1,046,428	2,574,638
RSUs	433,902	539,622	410,450	436,799
PSUs	244,722	305,818	227,426	285,102
Stock options	—	51,881	397	42,883
Total dilutive weighted average shares	87,679,440	84,954,412	87,604,543	84,762,662
Basic income per share	$0.12	$0.24	$0.21	$0.19
Diluted income per share	$0.12	$0.23	$0.21	$0.19
Weighted average Class V Common Stock not subject to earnings per share calculation	55,349,000	59,349,000	55,502,846	59,349,000
Net (loss) income attributable to noncontrolling interest	$(0.4)	$5.6	$(2.2)	$12.0
The diluted earnings per share computation excludes the effect of certain Warrants and certain restricted stock units ("RSUs"), performance stock units ("PSUs") and stock options granted to directors and management that convert to Class A Common Stock upon vesting or being exercised, as their inclusion would have been anti-dilutive. Anti-dilutive securities excluded from diluted income per share calculation are as follows:

	Thirteen weeks ended June 29, 2025	Thirteen weeks ended June 30, 2024	Twenty-six weeks ended June 29, 2025	Twenty-six weeks ended June 30, 2024
RSUs	382,588	81,751	331,538	396,959
PSUs	435,156	214,995	418,315	180,233
Stock options	649,930	—	633,007	—

Shares of the Company’s Class V Common Stock do not participate in earnings of the Company and, therefore, are not participating securities. The PSUs and RSUs were not considered participating securities despite the holders of these stock-based compensation awards being entitled to participate in dividends declared on Class A Common Stock, if and when declared, on a one-to-one per-share basis, because the dividends are only payable upon full vesting of the awards, and as such, the dividend is forfeitable. As of June 29, 2025 and December 29, 2024, the Noncontrolling Interest Holders held all 55,349,000 and 57,349,000 shares of Class V Common Stock issued and outstanding, respectively, and also held an equal number of units of UBH, which comprise the noncontrolling interest.
16.SUBSEQUENT EVENTS
On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA, which, among other regulatory updates, contains numerous federal tax provisions including modifications to the capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation. The Company is currently evaluating the potential effects of the OBBBA on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our unaudited interim consolidated financial statements as of and for the thirteen and twenty-six weeks ended June 29, 2025, together with our audited consolidated financial statements for our most recently completed fiscal year set forth under Item 8 of our Annual Report on Form 10-K for the year ended December 29, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified above and those discussed in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 29, 2024 and other filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
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
Overview
We were founded in 1921 in Hanover, Pennsylvania and benefit from over 100 years of brand awareness and heritage in the salty snack industry. We are a leading United States manufacturer of branded salty snacks, producing a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, pork skins, pub/party mixes and other snacks. Our iconic portfolio of authentic, craft and “better-for-you” ("BFY") brands includes Utz®, On The Border®, Zapp’s®, Boulder Canyon®, Golden Flake®, Hawaiian® Brand and TORTIYAHS!®, among others, and enjoys strong household penetration in the United States, where our products can be found in approximately 49% of U.S. households as of December 29, 2024. As of June 29, 2025, we operate eight primary manufacturing facilities across the United States with a broad range of capabilities. Our products are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors and approximately 2,400 direct-store delivery ("DSD") routes. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2024 retail sales, we are the second-largest producer of branded salty snacks in our collective core geographies of Alabama, Connecticut, Delaware, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Virginia, Vermont, West Virginia, and Washington (the “Core Geographies”), where we have acquired strong regional brands and distribution capabilities in recent years.
Key Developments and Trends
Our management team monitors a number of developments and trends that could impact our revenue and profitability objectives.
Growth Strategy - We have a long-term growth strategy focusing on various initiatives and have experienced share gains in our geographies in the United States other than our Core Geographies (the "Expansion Geographies") over the past eight consecutive quarters with retail volumes and retail sales being up by 9.0% and 10.1%, respectively, for the thirteen weeks ended June 29, 2025 versus the comparable prior year period. Our portfolio strategy is focused on accelerating investments in marketing and innovation to drive top-line growth and achieve share gains in the attractive salty snack category. We plan to further penetrate the Expansion Geographies and untapped channels and customers by further expanding our Branded Salty Snacks, comprised of our Power Four Brands, consisting of our flagship Utz® brand, On the Border®, Zapp's®, and Boulder Canyon®, along with our other brands including Golden Flake®, TORTIYAHS!®, Hawaiian®, Bachman®, Tim's Cascade®, Dirty Potato Chips®, TGI Fridays®, and Vitner's®, in Expansion Geographies, as well as maintaining our share in our Core Geographies. Our Core Geographies retail volumes and retail sales were up 0.4% and down 1.6%, respectively, for the thirteen weeks ended June 29, 2025 versus the comparable prior year period.
Long-Term Demographics, Consumer Trends, and Demand – We participate in the $41 billion U.S. salty snack category, within the broader approximately $146 billion market for U.S. snack foods as of June 29, 2025, based on Circana data. In the last few years snacking occasions have held relatively stable as consumers continue to seek out convenient, delicious snacks for both on-the-go and at-home lifestyles. A 2025 study from Circana cites that 48.8% of consumers snack three or more times a day, up 2.7 points versus 2024. While the category has seen recent softness due to the impact of pricing made throughout the industry, we believe the salty snacks category will continue to benefit from favorable dynamics including low private label penetration as well as category leaders competing primarily in marketing and innovation. We expect these consumer trends to continue to drive consistent retail sales for salty snacks in the long term.

For the thirteen weeks ended June 29, 2025, U.S. retail sales for salty snacks based on Circana data decreased by 1.5% versus the comparable prior year period while Utz's retail sales increased 3.3%.
Competition – The salty snack industry is highly competitive and includes many diverse participants. Our products primarily compete with other salty snacks but also compete more broadly for certain eating occasions with other snack foods. We believe that the principal competitive factors in the salty snack industry include taste, convenience, product variety, product quality, price, nutrition, consumer brand awareness, media and promotional activities, in-store merchandising execution, customer service, cost-efficient distribution and access to retailer shelf space. We believe we compete effectively with respect to each of these factors. We also source nearly all of our inputs domestically within the United States, and therefore, we may be less impacted by international pricing volatility and tariffs as compared to other multi-national salty snack food companies. Additionally, beginning in 2024, certain competitors began to take certain discrete pricing actions in specific channels, resulting in an environment that has become far more promotional. Such promotions have impacted our sales and, in response, we have increased our promotional activities. We expect these pricing and promotional activity dynamics to continue in the near-term.
Operating Costs – Our operating costs include raw materials, labor, manufacturing overhead and selling, distribution, and administrative expenses. We manage these expenses through annual cost saving and productivity initiatives, sourcing and hedging programs, pricing actions, refinancing and tax optimization. Additionally, we maintain ongoing efforts led by our transformation office, to expand our profitability, including implementing significant reductions to our operating cost structure in both supply chain and overhead costs.
Financing Costs and Exposure to Interest Rate Changes – As of June 29, 2025, we had $749.4 million in variable rate indebtedness, up from $690.1 million as of December 29, 2024. As of December 29, 2024, our variable rate indebtedness was benchmarked to the Term SOFR Screen Rate (“SOFR”). As of June 29, 2025, we have existing interest rate swaps totaling $579.3 million of debt. Our interest rate hedge strategy has limited some of our exposure to changes in interest rates. We regularly evaluate our variable and fixed-rate debt. As of June 29, 2025, our interest rate swaps were carried as an asset on our balance sheet totaling $13.8 million. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the twenty-six weeks ended June 29, 2025 was 4.8%, down from 5.8% during the twenty-six weeks ended June 30, 2024. On January 29, 2025, the Company amended its Term Loan B to refinance in full all of the $630.3 million outstanding term loans thereunder, reduce the interest rate from SOFR plus the applicable rate of 2.75% to SOFR plus the applicable rate of 2.50% and extend the maturity date from January 20, 2028 to January 29, 2032, as well as to make certain other changes. We have used interest rate swaps to help manage some of our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable and Note 9. Derivative Financial Instruments, Purchase Commitments, Warrants and Fair Value to our Unaudited Consolidated Financial Statements for additional information on debt and derivative activity. The Company has experienced the effect of increased interest rates on the portion of its debt that is not hedged and a further increase in interest rates could negatively impact our net income.
One Big Beautiful Bill Act - On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA, which, among other regulatory updates, contains numerous federal tax provisions including modifications to the capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation. The Company is currently evaluating the potential effects of the OBBBA on its consolidated financial statements.
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
The Company and Our Home were operating under transition services agreements related to each of the Good Health and R.W. Garcia Sale and the Manufacturing Facilities Sale, which expired during the first half of 2025. In addition, the parties will continue to operate under reciprocal co-manufacturing agreements pursuant to which Our Home co-manufactures certain of the Company's products and the Company co-manufactures certain Good Health products. Certain Good Health products continue to be distributed and sold on the Company's DSD network for Our Home, pursuant to a distribution agreement. The Company received approximately $18.7 million in advance from Our Home for certain services under these agreements, which the Company recognized through income from operations over the terms of the transition services and co-manufacturing agreements.
Product Innovation
Investments in new product innovation support three focus areas that are rooted in the consumer and tied to our portfolio and brand strategy: Expanding Positive Choices, Delivering Craveable Flavor, and Capturing Occasions. Within Expanding Positive Choices, recent focus has been on Boulder Canyon, a brand offering solutions for consumers seeking great tasting BFY snacks via BFY oils such as avocado oil and olive oil. Innovation contributed to Boulder Canyon® increases with the launching of new flavors that capitalized on the hot & spicy trend and by entrance into the cheese snack subcategory. Boulder Canyon® gained share for the twenty-six weeks ended June 29, 2025 versus the comparable prior year period with growth of 195.8% per Circana. In the natural channel, Boulder Canyon growth was 47.8% for the thirteen weeks ended June 15, 2025, per Spins. Within Delivering Craveable Flavor, recently, we addressed consumer desire for flavor exploration with innovation across brands and snacking subcategories via our seasoned pretzels and new potato chip flavor offerings in both our Utz and Zapp’s brands. Within Capturing Occasions, we recently introduced a portfolio of variety/multipacks across our Power Four Brands, consisting of our flagship Utz® brand, On The Border®, Zapp’s®, and Boulder Canyon®, and our Targeted Brands, consisting of Golden Flake®, TORTIYAHS!®, Hawaiian®, Bachman®, Tim's Cascade®, Dirty Potato Chips®, and TGI Fridays®.
Supply and Commodity Trends
We regularly monitor worldwide supply and commodity costs so that we can cost-effectively secure ingredients, packaging and fuel required for production. A number of external factors such as weather, which may be impacted in unanticipated ways due to climate change, commodity market conditions, inflationary conditions and the effects of governmental, agricultural or other programs, including tariffs or other trade policies, may affect the cost and availability of raw materials and agricultural materials used in our products. Given that nearly all our input costs are sourced domestically and our manufacturing facilities are all in the United States, we continue to expect that recent tariff volatility will have a minor impact on our business in 2025. We address commodity costs primarily through the use of buying-forward, which locks in pricing for key materials between three and 18 months in advance. Other methods include hedging, net pricing adjustments to cover longer term cost inflation, and manufacturing and overhead cost control. Our hedging techniques, such as forward contracts, limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. We experienced an increase in pricing in certain commodity trends that continued to rise throughout fiscal year 2022 and have since stabilized or deflated. Commodity cost increases in commodity trends may adversely impact our net income. Although we have experienced some ingredient cost deflation since 2022, we continue to experience rising costs related to fuel and freight rates as well as rising labor costs both of which have negatively impacted profitability. Transportation costs have been on the rise since early in 2021 and may continue to rise and adversely impact net income. The Company looks to offset rising costs through increasing manufacturing and distribution efficiencies as well as through price increases to our customers, although it is unclear whether historic customer sales levels will be maintained at these higher prices (See "Key Developments and Trends - Long-Term Demographics, Consumer Trends, and Demand" and "Key Developments and Trends - Competition"). Due to competitive market conditions, planned trade or promotional incentives, or other factors, our pricing actions may also lag supply and commodity cost changes.
While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. Market factors including supply and demand may result in higher costs of sourcing those materials.
Independent Operator Conversions
Our DSD distribution is executed via Company-owned routes operated by route sales professionals (“RSP”), and third-party routes managed by independent operators ("IOs"). We have used the IO and RSP models for more than a decade. In fiscal year 2017, we embarked on a multi-year strategy to convert all company-owned RSP routes to the IO model. The conversion process involves selling distribution rights to a defined route to an IO. As we convert routes, there is a decrease in the selling, distribution and administrative costs that we previously incurred on RSPs and a corresponding increase in discounts paid to IOs to cover their costs to distribute our product. The net impact is a reduction in selling expenses and a decrease in net sales and gross profit. Conversions also impact our Consolidated Balance Sheets, resulting in cash proceeds to us as a result of selling the route to an IO, or by creating notes receivable related to the sale of the routes. While we expect to have a some routes under the ownership of the Company as we acquire and re-sell routes as part of our normal operations, as of June 29, 2025, substantially all of our DSD routes are managed by IOs.

Results of Operations
Overview
The following tables present selected unaudited financial data for the thirteen weeks ended and twenty-six weeks ended June 29, 2025 and June 30, 2024.

(in millions)	Thirteen weeks ended June 29, 2025	Thirteen weeks ended June 30, 2024	Twenty-six weeks ended June 29, 2025	Twenty-six weeks ended June 30, 2024
Net sales	$366.7	$356.2	$718.8	$702.7
Cost of goods sold	239.9	231.5	473.8	458.4
Gross profit	126.8	124.7	245.0	244.3
Selling, distribution, and administrative expenses
Selling and distribution	85.8	73.8	163.1	147.4
Administrative	33.7	30.8	69.6	66.6
Total selling, distribution, and administrative expenses	119.5	104.6	232.7	214.0
(Loss) gain on sale of assets, net	(0.9)	2.4	(0.2)	1.9
Income from operations	6.4	22.5	12.1	32.2
Other income
Gain on sale of business	—	—	—	44.0
Interest expense	(11.4)	(10.2)	(22.9)	(24.0)
Loss on debt extinguishment	—	(1.3)	(0.5)	(1.3)
Other (loss) income	(0.6)	0.2	(0.2)	1.0
Gain on remeasurement of warrant liability	12.5	12.9	23.5	1.1
Other income (loss), net	0.5	1.6	(0.1)	20.8
Income before taxes	6.9	24.1	12.0	53.0
Income tax (benefit) expense	(3.2)	(1.3)	(3.8)	25.2
Net income	10.1	25.4	15.8	27.8
Net loss (income) attributable to noncontrolling interest	0.4	(5.6)	2.2	(12.0)
Net income (loss) attributable to controlling interest	$10.5	$19.8	$18.0	$15.8

Thirteen weeks ended June 29, 2025 versus Thirteen weeks ended June 30, 2024
Net sales
Net sales were $366.7 million and $356.2 million for the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively. Net sales for the thirteen weeks ended June 29, 2025 increased $10.5 million or 2.9% over the comparable period in 2024. The 2.9% increase in net sales was primarily driven by a 3.9% benefit from favorable volume/mix, which was offset by a 1.0% reduction from lower net price realization. Bonus packs had no impact on net sales in the second quarter, as volume/mix gains were offset by the impact on net price. IO discounts decreased to $47.0 million for the thirteen weeks ended June 29, 2025, down slightly from $47.7 million for the corresponding thirteen weeks ended June 30, 2024.

Sales are evaluated based on classification as Branded Salty Snacks or Non-Branded & Non-Salty Snacks, consisting of partner brands, private label, co-manufacturing for which Utz is the manufacturer, Utz branded non-salty snacks such as On The Border® Dips and Salsas and sales not attributable to specific brands. For the thirteen weeks ended June 29, 2025, Branded Salty Snacks and Non-Branded & Non-Salty Snacks totaled 88% and 12% of our net sales, respectively. For the thirteen weeks ended June 29, 2025 versus the comparable prior year period, Branded Salty Snacks net sales increased by 5.4% led by Boulder Canyon and Non-Branded & Non-Salty Snacks net sales decreased by 11.8% due to partner brands and dips and salsas.
Cost of goods sold and Gross profit
Gross profit was $126.8 million and $124.7 million for the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively. Our gross profit margin was 34.6% for the thirteen weeks ended June 29, 2025 versus 35.0% for the thirteen weeks ended June 30, 2024. The increase in gross profit was due to productivity savings; however, gross profit margin slightly decreased due to increased investments to support capacity expansion and growth.
Additionally, IO discounts decreased to $47.0 million for the thirteen weeks ended June 29, 2025, down slightly from $47.7 million for the thirteen weeks ended June 30, 2024.

Selling, distribution, and administrative expense
Selling, distribution, and administrative expenses were $119.5 million and $104.6 million for the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively, resulting in an increase of $14.9 million or 14.2% for the thirteen weeks ended June 29, 2025 versus the comparable prior year period. The increase was primarily due to higher people, selling, and delivery costs to support our growth.
(Loss) gain on sale of assets
(Loss) Gain on sale of assets was $(0.9) million and $2.4 million for the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively.
Other income, net
Other income, net was $0.5 million and $1.6 million for the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively. Interest expense increased $1.2 million, other loss increased by $0.8 million and the gain on remeasurement of the warrant liability decreased by $0.4 million. In addition, the thirteen weeks ended June 30, 2024 included a loss on debt extinguishment of $1.3 million.
Income taxes
Income tax benefit was $3.2 million and $1.3 million for the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively.

Twenty-six weeks ended June 29, 2025 versus twenty-six weeks ended June 30, 2024
Net sales
Net sales were $718.8 million and $702.7 million for the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively. Net sales for the twenty-six weeks ended June 29, 2025 increased $16.1 million or 2.3% over the comparable period in 2024. The 2.3% increase in net sales was primarily driven by a 5.1% benefit from favorable volume/mix, which was offset by a 2.2% reduction from lower net price realization and 0.6% attributable to the Good Health and R.W. Garcia Sale. Bonus packs had no impact on net sales in the second quarter, as volume/mix gains were offset by the impact on net price. IO discounts decreased to $91.7 million for the twenty-six weeks ended June 29, 2025, down slightly from $92.1 million for the corresponding twenty-six weeks ended June 30, 2024.
For the twenty-six weeks ended June 29, 2025, Branded Salty Snacks and Non-Branded & Non-Salty Snacks totaled 87% and 13% of our net sales, respectively. For the twenty-six weeks ended June 29, 2025 versus the comparable prior year period, Branded Salty Snacks net sales increased by 5.2% led by Boulder Canyon and Non-Branded & Non-Salty Snacks net sales decreased by 9.9% due to partner brands and dips and salsas.
Cost of goods sold and Gross profit
Gross profit was $245.0 million and $244.3 million for the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively. Our gross profit margin was 34.1% for the twenty-six weeks ended June 29, 2025 versus 34.8% for the twenty-six weeks ended June 30, 2024. The slight increase in gross profit was due to productivity savings; however, gross profit margin slightly decreased due to increased investments to support capacity expansion and growth. Additionally, IO discounts decreased to $91.7 million for the twenty-six weeks ended June 29, 2025, down slightly from $92.1 million for the twenty-six weeks ended June 30, 2024.
Selling, distribution, and administrative expense
Selling, distribution, and administrative expenses were $232.7 million and $214.0 million for the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively, resulting in a decrease of $18.7 million or 8.7% for the twenty-six weeks ended June 29, 2025 over the corresponding period in fiscal year 2024. The increase in selling, distribution, and administrative expense is primarily due to higher people, selling, and delivery costs to support growth.
(Loss) gain on sale of assets
(Loss) gain on sale of assets was $(0.2) million and $1.9 million for the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively.
Other (expense) income, net
Other (expense) income, net was $(0.1) million and $20.8 million for the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively. The change from other income, net, for the twenty-six weeks ended June 30, 2024 compared to other expense, net, for the twenty-six weeks ended June 29, 2025 was primarily due to the gain on sale of business of $44.0 relating to the Good Health and R.W. Garcia Sale which occurred on February 5, 2024. See Note 2. Divestitures, for further discussion. This was partially off set by a decrease in interest expense of $1.1 million and an increase in the gain on the remeasurement of the warrant liability of $22.4 million twenty-six weeks ended June 29, 2025. See Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable, for further discussion.
Income taxes
Income tax (benefit) expense was $(3.8) million and $25.2 million for the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively. The change from income tax expense to income tax benefit for the twenty-six weeks ended June 29, 2025 is primarily attributable to the Good Health and R.W. Garcia Sale, which occurred on February 5, 2024. See Note 2. Divestitures, for further discussion.

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
The following table provides a reconciliation from net income to EBITDA and Adjusted EBITDA, including as a percentage of net sales, for the thirteen weeks ended and twenty-six weeks ended June 29, 2025 and June 30, 2024:

(dollars in millions)	Thirteen weeks ended June 29, 2025	Thirteen weeks ended June 30, 2024	Twenty-six weeks ended June 29, 2025	Twenty-six weeks ended June 30, 2024
Net income	$10.1	$25.4	$15.8	$27.8
Non-GAAP adjustments:
Income Tax (Benefit) Expense	(3.2)	(1.3)	(3.8)	25.2
Depreciation and Amortization	21.3	17.6	40.0	35.9
Interest Expense, Net	11.4	10.2	22.9	24.0
Interest Income (IO loans)(1)	(0.5)	(0.1)	(1.0)	(0.9)
EBITDA	39.1	51.8	73.9	112.0
Certain Non-Cash Adjustments(2)	5.4	4.9	11.1	8.9
Acquisitions, Divestitures and Investments(3)	9.6	1.1	17.0	(37.3)
Business Transformation Initiatives(4)	7.1	4.5	14.5	10.3
Financing-Related Costs(5)	—	0.3	0.8	0.3
Gain on Remeasurement of Warrant Liability(6)	(12.5)	(12.9)	(23.5)	(1.1)
Adjusted EBITDA	$48.7	$49.7	$93.8	$93.1
Net income as a % of Net Sales	2.8%	7.1%	2.2%	4.0%
Adjusted EBITDA as a % of Net Sales	13.3%	14.0%	13.0%	13.2%

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
(2)Certain Non-Cash Adjustments are comprised primarily of the following:
Incentive programs – The Company incurred $2.7 million and $4.5 million of share-based compensation expense for awards to employees and directors, and compensation expense associated with the Omnibus Equity Incentive Plan (the "OEIP") for the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively. The Company incurred $6.2 million and $8.4 million of share-based compensation expense for awards to employees and directors, and compensation expense associated with the OEIP for the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively.
Loss on impairment - The Company recorded an impairment charge of $0.6 million during the thirteen weeks ended June 29, 2025.
Purchase commitments and other adjustments – We have purchase commitments for specific quantities at fixed prices for certain of our products’ key ingredients. To facilitate comparisons of our underlying operating results, this adjustment was made to remove the volatility of purchase commitment related unrealized gains and losses. The adjustment related to purchase commitments and other adjustments, including cloud computing amortization, was expense of $2.1 million and $0.4 million for the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively. The adjustment related to purchase commitments and other adjustments, including cloud computing amortization, was expense of $4.3 million and $0.5 million for the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively.
(3)Acquisitions, Divestitures and Investments – This is comprised of consulting, transaction services, and legal fees incurred for acquisitions and certain potential acquisitions, in addition to expenses associated with integrating recent acquisitions. Such expenses were $8.6 million and $1.1 million for the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively; and $16.0 million and $6.7 million for the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively. Also included in the thirteen weeks ended June 29, 2025 was expense of $1.0 million related to the change in the liability association with the the Tax Receivable Agreement. Also, included in the twenty-six weeks ended June 30, 2024 was a gain of $44.0 million related to the Good Health and R.W. Garcia Sale.
(4)Business Transformation Initiatives – This adjustment is related to consultancy, professional and legal fees incurred for specific initiatives and structural changes to the business that do not reflect the cost of normal business operations. In addition, gains and losses realized from the sale of distribution rights to IOs and the subsequent disposal of trucks, severance costs associated with the elimination of RSP positions, and enterprise resource planning system transition costs fall into this category. The Company incurred such costs of $7.1 million and $4.5 million for the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively; and $14.5 million and $10.3 million for the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively.
(5)Financing-Related Costs – These costs include adjustments for various items related to raising debt and equity capital or debt extinguishment costs.
(6)Gains on Remeasurement of Warrant Liability - These liabilities are not expected to be settled in cash, and when exercised would result in a cash inflow to the Company with the warrants converting to Class A Common Stock with the liability being extinguished and the fair value of the warrants at the time of exercise being recorded as an increase to equity.
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
Term Debt and Revolving Credit Facility
On January 29, 2025, the Company amended its Term Loan B to refinance in full all of the $630.3 million outstanding term loans thereunder, reduce the interest rate from SOFR plus the applicable rate of 2.75% to SOFR plus the applicable rate of 2.50% and extend the maturity date from January 20, 2028 to January 29, 2032, as well as to make certain other changes. Other material terms of the Term Loan B remain unchanged. The Company recorded a loss on debt extinguishment of $0.5 million related to the refinancing of its Term Loan B in its Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-six weeks ended June 29, 2025.
ABL Facility
As of June 29, 2025 and December 29, 2024, $60.7 million and $0.2 million, respectively, was outstanding under the asset based lending ("ABL") facility. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit and amounts borrowed. As of June 29, 2025 and December 29, 2024, $116.3 million and $158.7 million, respectively, was available for borrowing under the ABL facility, net of letters of credit. Standby letters of credit in the amount of $10.3 million have been issued as of both of June 29, 2025 and December 29, 2024. The standby letters of credit are primarily issued for insurance purposes. Refer to Note 8. Term Debt, Revolving Credit Facility, and Other Notes Payable, for more information.
Cash Requirements
Our expected future payments at June 29, 2025 primarily consisted of:
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

Cash Flow
The following table presents net cash provided by or used in operating activities, investing activities and financing activities for the twenty-six weeks ended June 29, 2025 and June 30, 2024.

(in millions)	Twenty-six weeks ended June 29, 2025	Twenty-six weeks ended June 30, 2024
Net cash used in operating activities	$(3.9)	$(0.2)
Net cash (used in) provided by investing activities	$(71.3)	$141.0
Net cash provided by (used in) financing activities	$73.7	$(126.2)
Net cash used in operating activities for the twenty-six weeks ended June 29, 2025 was $3.9 million compared to $0.2 million for the twenty-six weeks ended June 30, 2024, with the difference largely driven by timing related to increases in accounts receivable, net of $31.8 million, increases in inventories of $20.2 million; partially offset by increases in accounts payable and accrued expenses and other of $46.6 million.
Cash used in investing activities for the twenty-six weeks ended June 29, 2025 was $71.3 million, primarily driven by purchases of property and equipment. This compares to the cash provided by investing activity of $141.0 million for the twenty-six weeks ended June 30, 2024 primarily driven by proceeds from the Good Health and R.W. Garcia Sale of $167.5 million, and from sale of property and equipment primarily related to the Berlin, PA and Fitchburg, MA manufacturing facilities See Note 2. Divestitures. This was partially offset by purchases of property and equipment as well as a purchase of intangibles related to an indefinite life intangible right for the use of a third-party brand name in the twenty-six weeks ended June 30, 2024.
Net cash provided by financing activities was $73.7 million for the twenty-six weeks ended June 29, 2025, primarily driven by net borrowings on line of credit, term debt and notes payable of $111.3 million, partially offset by the payment of dividends and distributions to noncontrolling interest holders, payments of employee stock awards tax withholdings and debt issuance costs. This compares to net cash used in financing activities of $126.2 million for the twenty-six weeks ended June 30, 2024, which was primarily related to the pay down of debt utilizing the proceeds from the Good Health and R.W. Garcia Sale.
Debt Covenants
The Company has a credit agreement with a syndicate of banks, led by Bank of America, N.A. ("Term Loan B"). The Term Loan B and the ABL facility are collateralized by substantially all of the assets and liabilities of UBH and its subsidiaries excluding the real estate assets secured by the Company's real estate term loan, including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants relating to the operations and financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with their financial and other covenants under the credit agreements as of June 29, 2025.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rule 13a-15e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective at a level of reasonable assurance as of June 29, 2025.
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

10.1+	Offer Letter of William Kelley, dated as of April 16, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 17, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Indicates a management or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2025                        UTZ BRANDS, INC.

By:    /s/ William J. Kelley Jr.
Name:    William J. Kelley Jr.
Title:    Executive Vice President,
Chief Financial Officer and Principal Accounting Officer