Form 10-Q
period 2025-09-28
Utz Brands, Inc.
filed 2025-10-30
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
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

As of October 27, 2025, 87,509,774 shares of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), and 55,349,000 shares of Class V Common Stock, par value $0.0001 per share (“Class V Common Stock”), were issued and outstanding.
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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
September 28, 2025 and December 29, 2024
(In millions, except share information)

	As of September 28, 2025	As of December 29, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$57.7	$56.1
Accounts receivable, less allowance of $3.6 and $3.3, respectively	133.3	119.9
Inventories	112.9	101.4
Prepaid expenses and other assets	24.4	35.3
Current portion of notes receivable	5.1	4.6
Total current assets	333.4	317.3
Non-current Assets
Assets held for sale	6.7	—
Property, plant and equipment, net	396.5	345.2
Goodwill	870.7	870.7
Intangible assets, net	973.0	996.5
Non-current portion of notes receivable	10.5	9.2
Other assets	185.8	189.5
Total non-current assets	2,443.2	2,411.1
Total assets	$2,776.6	$2,728.4
LIABILITIES AND EQUITY
Current Liabilities
Current portion of term debt	$25.9	$16.1
Current portion of other notes payable	7.2	6.9
Accounts payable	172.2	151.0
Accrued expenses and other	68.8	78.3
Current portion of warrant liability	—	33.0
Total current liabilities	274.1	285.3
Non-current portion of term debt and revolving credit facility	824.8	752.5
Non-current portion of other notes payable	15.8	15.0
Non-current accrued expenses and other	170.0	164.2
Deferred tax liability	129.8	123.7
Total non-current liabilities	1,140.4	1,055.4
Total liabilities	1,414.5	1,340.7
Commitments and Contingencies
Equity
Shares of Class A Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 87,509,774 and 83,537,542 shares issued and outstanding as of September 28, 2025 and December 29, 2024, respectively	—	—
Shares of Class V Common Stock, $0.0001 par value; 61,249,000 shares authorized; 55,349,000 and 57,349,000 shares issued and outstanding as of September 28, 2025 and December 29, 2024, respectively	—	—
Additional paid-in capital	1,032.8	988.5
Accumulated deficit	(318.4)	(304.7)
Accumulated other comprehensive income	10.9	18.6
Total stockholders' equity	725.3	702.4
Noncontrolling interest	636.8	685.3
Total equity	1,362.1	1,387.7
Total liabilities and equity	$2,776.6	$2,728.4
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024
(In millions, except share information)
(Unaudited)

	Thirteen weeks ended September 28, 2025	Thirteen weeks ended September 29, 2024	Thirty-nine weeks ended September 28, 2025	Thirty-nine weeks ended September 29, 2024
Net sales	$377.8	$365.5	$1,096.6	$1,068.2
Cost of goods sold	250.9	234.5	724.7	692.9
Gross profit	126.9	131.0	371.9	375.3

Selling, distribution, and administrative expenses
Selling and distribution	88.4	80.1	251.5	227.5
Administrative	34.7	29.9	104.3	96.5
Total selling, distribution, and administrative expenses	123.1	110.0	355.8	324.0

(Loss) gain on sale of assets, net	(0.5)	(1.5)	(0.7)	0.4

Income from operations	3.3	19.5	15.4	51.7
Other (loss) income, net
Gain on sale of business	—	—	—	44.0
Interest expense	(10.6)	(12.6)	(33.5)	(36.6)
Loss on debt extinguishment	—	—	(0.5)	(1.3)
Other income	1.2	0.5	1.0	1.5
(Loss) gain on remeasurement of warrant liability	(0.7)	(6.4)	22.8	(5.3)
Other (loss) income, net	(10.1)	(18.5)	(10.2)	2.3

(Loss) income before taxes	(6.8)	1.0	5.2	54.0
Income tax expense	13.4	0.2	9.6	25.4
Net (loss) income	(20.2)	0.8	(4.4)	28.6
Net loss (income) attributable to noncontrolling interest	5.5	(3.0)	7.7	(15.0)
Net (loss) income attributable to controlling interest	$(14.7)	$(2.2)	$3.3	$13.6

Income per Class A Common stock: (in dollars)
Basic	$(0.17)	$(0.03)	$0.04	$0.17
Diluted	$(0.17)	$(0.03)	$0.04	$0.16
Weighted-average shares of Class A Common stock outstanding
Basic	86,958,867	82,445,064	86,266,184	81,763,848
Diluted	86,958,867	82,445,064	87,795,006	84,948,754

Net (loss) income	$(20.2)	$0.8	$(4.4)	$28.6
Other comprehensive (loss) income:
Change in fair value of interest rate swap	(2.5)	(15.5)	(12.7)	(13.0)
Comprehensive (loss) income	(22.7)	(14.7)	(17.1)	15.6
Net comprehensive loss (income) attributable to noncontrolling interest	6.5	3.4	12.7	(9.6)
Net comprehensive (loss) income attributable to controlling interest	$(16.2)	$(11.3)	$(4.4)	$6.0
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
For the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024
(In millions, except share information)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	81,187,977	$—	59,349,000	$—	$944.6	$(298.0)	$23.0	$669.6	$714.2	$1,383.8
Share-based compensation	342,145	—		—	9.2	—	—	9.2	—	9.2
Payments of tax withholding requirements for employee stock awards		—		—	(1.4)	—	—	(1.4)	—	(1.4)
Deferred tax impact from divestiture		—		—	2.9	—	—	2.9	2.1	5.0
Net income		—		—	—	15.8	—	15.8	12.0	27.8
Cash dividends declared		—		—	—	(9.7)	—	(9.7)	—	(9.7)
Special excess cash dividend		—		—	—	(1.8)	—	(1.8)	—	(1.8)
Distribution to noncontrolling interest		—		—	—	—	—	—	(7.0)	(7.0)
Tax distribution		—		—	—	—	—	—	(2.6)	(2.6)
Other comprehensive income		—		—	—	—	1.5	1.5	1.0	2.5
Balance at June 30, 2024	81,530,122	$—	59,349,000	$—	$955.3	$(293.7)	$24.5	$686.1	$719.7	$1,405.8
Share-based compensation	7,420	—		—	4.6	—	—	4.6	—	4.6
Class V to Class A Exchange	1,000,000	—	(1,000,000)	—	12.1	—	—	12.1	(12.1)	—
Deferred tax impact from divestiture		—		—	0.1	—	—	0.1	—	0.1
Net (loss) income		—		—	—	(2.2)	—	(2.2)	3.0	0.8
Cash dividends declared		—		—	—	(5.0)	—	(5.0)	—	(5.0)
Special excess cash dividend		—		—	—	(0.9)	—	(0.9)	—	(0.9)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3.4)	(3.4)
Tax distribution		—		—	—	—	—	—	(2.0)	(2.0)
Other comprehensive loss		—		—	—	—	(9.1)	(9.1)	(6.4)	(15.5)
Balance at September 29, 2024	82,537,542	$—	58,349,000	$—	$972.1	$(301.8)	$15.4	$685.7	$698.8	$1,384.5

Balance at December 29, 2024	83,537,542	$—	57,349,000	$—	$988.5	$(304.7)	$18.6	$702.4	$685.3	$1,387.7
Share-based compensation	607,712	—		—	7.0	—	—	7.0	—	7.0
Class V to Class A Exchange	2,000,000	—	(2,000,000)	—	23.9	—	—	23.9	(23.9)	—

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Payments of tax withholding requirements for employee stock awards		—		—	(2.2)	—	—	(2.2)	—	(2.2)
Net income (loss)		—		—	—	18.0	—	18.0	(2.2)	15.8
Cash dividends declared		—		—	—	(10.8)	—	(10.8)	—	(10.8)
Special excess cash dividend declared		—		—	—	(0.9)	—	(0.9)	—	(0.9)
Distribution to noncontrolling interest		—		—	—	—	—	—	(6.9)	(6.9)
Tax distribution		—		—	—	—	—	—	(1.6)	(1.6)
Other comprehensive loss		—		—	—	—	(6.2)	(6.2)	(4.0)	(10.2)
Balance at June 29, 2025	86,145,254	$—	55,349,000	$—	$1,017.2	$(298.4)	$12.4	$731.2	$646.7	$1,377.9
Share-based compensation	56,647	—		—	5.4	—	—	5.4	—	5.4
Exercises of Warrants	1,307,873	—		—	10.2	—	—	10.2	—	10.2
Net loss		—		—	—	(14.7)	—	(14.7)	(5.5)	(20.2)
Cash dividends declared		—		—	—	(5.3)	—	(5.3)	—	(5.3)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3.4)	(3.4)
Other comprehensive loss		—		—	—	—	(1.5)	(1.5)	(1.0)	(2.5)
Balance at September 28, 2025	87,509,774	$—	55,349,000	$—	$1,032.8	$(318.4)	$10.9	$725.3	$636.8	$1,362.1

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the thirty-nine weeks ended September 28, 2025 and September 29, 2024
(In millions)
(Unaudited)

	Thirty-nine weeks ended September 28, 2025	Thirty-nine weeks ended September 29, 2024
Cash flows from operating activities
Net (loss) income	$(4.4)	$28.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment and other charges	0.6	—
Depreciation and amortization	60.4	53.4
Gain on sale of business	—	(44.0)
(Gain) loss on remeasurement of warrant liability	(22.8)	5.3
Loss (gain) on sale of assets	0.7	(0.4)
Loss on debt extinguishment	0.5	1.3
Share-based compensation	12.4	13.8
Deferred taxes	6.1	4.1
Deferred financing costs	1.0	2.8
Changes in assets and liabilities:
Accounts receivable, net	(13.4)	(6.3)
Inventories	(11.5)	(4.8)
Prepaid expenses and other assets	2.5	(23.7)
Accounts payable and accrued expenses and other	15.2	21.9
Net cash provided by operating activities	47.3	52.0
Cash flows from investing activities
Purchases of property and equipment	(89.2)	(60.9)
Purchases of intangibles	—	(9.2)
Proceeds from sale of property and equipment	0.9	26.1
Proceeds from sale of business	—	167.5
Proceeds from sale of routes	17.7	19.6
Proceeds from the sale of IO notes	5.4	3.6
Purchases of IO routes and other changes in note receivables	(30.0)	(30.6)
Net cash (used in) provided by investing activities	(95.2)	116.1
Cash flows from financing activities
Borrowings on line of credit	177.0	92.0
Repayments on line of credit	(156.5)	(69.6)
Borrowings on term debt and notes payable	81.4	25.3
Repayments on term debt and notes payable	(19.7)	(170.0)
Payment of debt issuance cost	(1.7)	(0.7)
Payments of tax withholding requirements for employee stock awards	(2.2)	(1.4)
Dividends paid	(16.9)	(15.9)
Distribution to noncontrolling interest	(11.9)	(14.9)
Net cash provided by (used in) financing activities	49.5	(155.2)
Net increase in cash and cash equivalents	1.6	12.9
Cash and cash equivalents at beginning of period	56.1	52.0
Cash and cash equivalents at end of period	$57.7	$64.9
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
The Company offers various forms of trade promotions, and the methodologies for determining these promotions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade customer or consumer. These estimates are made using various techniques which will include the use of historical data on performance of similar promotional programs. The Company has reserves in place of $21.2 million as of September 28, 2025, which included adjustments taken by customers of $18.6 million that were awaiting final processing as of such date, and had reserves of $20.8 million as of December 29, 2024, which include adjustments taken by customers of $9.3 million that were awaiting final processing as of such date. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.

Recently Issued Accounting Standards – In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, Intangibles - Goodwill and Other - Internal Use Software - Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for software costs that are accounted for under Subtopic 350-40. ASU 2025-06 removes all references to prescriptive and sequential software development stages throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1) Management has authorized and committed to funding the software project and 2) It is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods with early adoption permitted, and can be applied either on a prospective, modified transition or retrospective basis. The Company is currently assessing the impact that ASU 2025-06 will have on its financial statements and disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses - Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company is currently evaluating the impact of ASU 2025-05 on its financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments can be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company's footnote disclosures.
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
3.INVENTORIES
Inventories consisted of the following:

(in millions)	As of September 28, 2025	As of December 29, 2024
Finished goods	$74.7	$67.0
Raw materials	30.1	27.1
Maintenance parts	8.1	7.3
Total inventories	$112.9	$101.4
4.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

(in millions)	As of September 28, 2025	As of December 29, 2024
Land	$22.8	$25.9
Buildings	136.4	113.2
Machinery and equipment	334.6	215.5
Land improvements	1.9	2.7
Building improvements	3.4	2.8
Construction-in-progress	46.5	107.4
	545.6	467.5
Less: accumulated depreciation	(149.1)	(122.3)
Property, plant and equipment, net	$396.5	$345.2
Depreciation expense was $11.1 million and $8.2 million for the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively, and $32.4 million and $25.2 million for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively. Depreciation expense is included in Cost of goods sold and Selling, distribution, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company intends to sell two buildings located in Hanover, PA and a tract of land located in Goodyear, AZ. The carrying value of these assets in the amount of $6.7 million has been reported as Assets held for sale on the Consolidated Balance Sheet as of September 28, 2025. No impairment has been recognized on these assets. The Company cannot provide assurance that it will be able to complete the sale of these assets on the terms currently contemplated, or at all, or that the proceeds from such sales will equal or exceed the carrying value of the assets. In addition, the Company announced in July 2025 the closure of its Grand Rapids, Michigan manufacturing facility. This closure is expected to be completed by early 2026.

5.GOODWILL AND INTANGIBLE ASSETS, NET
A roll-forward of goodwill is as follows:

(in millions)
Balance as of December 29, 2024	$870.7
Balance as of September 28, 2025	$870.7
Intangible assets, net, consisted of the following:

(in millions)	As of September 28, 2025	As of December 29, 2024
Subject to amortization:
Distributor/customer relationships	$647.7	$647.7
Trademarks	59.9	59.9
Amortizable assets, gross	707.6	707.6
Accumulated amortization	(178.9)	(151.8)
Amortizable assets, net	528.7	555.8
Not subject to amortization:
Trade names	428.7	428.7
Route assets	15.6	12.0
Intangible assets, net	$973.0	$996.5
Amortization of distributor/customer relationships, technology and trade names amounted to $9.1 million and $9.0 million for the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively, and $27.1 million and $27.3 million for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively. The expense related to the amortization of intangibles is included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
6.NOTES RECEIVABLE
Contracts are executed between the Company and its independent operators (“IOs”) for the sale of product distribution routes, including notes in favor of the Company, in certain cases. The notes bear interest at rates ranging from 7.00% to 10.00% with terms ranging generally from one to ten years. The notes receivable balances due from IOs at September 28, 2025 and December 29, 2024 totaled $15.6 million and $13.8 million, respectively, and are collateralized by the routes for which the loans are made. The Company also sold certain notes to Bank of America and two other banks. The Company has a corresponding notes payable related to the sale of IOs notes receivables. See Note 11. Contingencies.
7.SUPPLY CHAIN FINANCE
The Company participates in a supply chain finance program with a certain financial institution. The program allows its suppliers to sell their receivables to the financial institution at the discretion of both parties on terms that are negotiated between the supplier and the financial institution. Pursuant to their agreement with the financial institution, certain suppliers may elect to be paid early at their discretion. The key terms of the supplier invoice, including the amounts due and scheduled payment dates, are not impacted by the Company’s suppliers’ decisions to sell their receivables under the program. The Company’s supply chain financing program obligations are classified as accounts payable, and the Company agrees to pay to the financial institution those invoices sold according to the the Company's standard terms. There are no assets pledged or other forms of guarantees associated with the program. The Company or the financial institution may terminate the program upon at least 30 days' notice.

The balance of the obligations outstanding at the end of the reporting period are as follows:

(in millions)	As of
Balance as of December 29, 2024	$—
Invoices confirmed during the year.	3.8
Confirmed invoices paid during the year.	—
Balance as of September 28, 2025	$3.8
8.ACCRUED EXPENSES AND OTHER
Current accrued expenses and other consisted of the following:

(in millions)	As of September 28, 2025	As of December 29, 2024
Accrued compensation and benefits	$15.1	$24.3
Operating right of use liability	18.6	17.3
Insurance liabilities	5.0	6.8
Tax Receivable Agreement liability	4.5	0.1
Accrued freight and manufacturing related costs	2.8	4.0
Accrued dividends and distributions	8.7	8.6
Accrued interest	4.1	11.1
Deferred transition services and other fees (a)	—	2.0
Other accrued expenses	10.0	4.1
Total accrued expenses and other	$68.8	$78.3
(a) See Note 2. Divestitures, for further discussion.
Non-current accrued expenses and other consisted of the following:

(in millions)	As of September 28, 2025	As of December 29, 2024
Operating right of use liability	$142.1	$133.0
Tax Receivable Agreement liability	19.0	24.3
Supplemental retirement and salary continuation plans	7.3	6.9
Long-term portion of an interest rate hedge liability	1.6	—
Total accrued expenses and other	$170.0	$164.2

9.TERM DEBT, REVOLVING CREDIT FACILITY AND OTHER NOTES PAYABLE
Term Debt and Revolving Credit Facility
The Company has a credit agreement with a syndicate of banks, led by Bank of America, N.A. ("Term Loan B"). On January 29, 2025, the Company amended its Term Loan B to refinance in full all of the $630.3 million outstanding term loans thereunder, reduce the interest rate from the Secured Overnight Financing Rate (“SOFR”) plus the applicable rate of 2.75% to SOFR plus the applicable rate of 2.50% and extend the maturity date from January 20, 2028 to January 29, 2032, as well as to make certain other changes. Other material terms of the Term Loan B remain unchanged. The Company recorded a loss on debt extinguishment of $0.5 million related to the refinancing of its Term Loan B in its Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 28, 2025.
Term debt and revolving credit facilities consisted of the following:

Debt (in millions)	Original Principal Balance	Maturity Date	As of September 28, 2025	As of December 29, 2024
Term Loan B	$795.0	January-32	$630.3	$630.3
Real Estate Term Loan (1)	$88.1	October-32	57.7	59.6
Equipment loans (2)	$187.8		147.2	83.5
Asset based lending (“ABL”) facility		July-28	20.7	0.2
Net impact of debt issuance costs and original issue discount			(5.2)	(5.0)
Total long-term debt			850.7	768.6
Less: current portion			(25.9)	(16.1)
Long term portion of term debt and financing obligations			$824.8	$752.5
(1) Loan by City National Bank which is secured by a majority of the real estate assets of the Company ("Real Estate Term Loan").
(2) Equipment loans have varying maturities from June 2026 to October 2030.
Other Notes Payable and Finance Leases
Amounts outstanding under notes payable and finance leases consisted of the following:

(in millions)	As of September 28, 2025	As of December 29, 2024
Note payable – IO notes	$13.3	$12.1
Finance lease obligations	9.7	9.7
Other	—	0.1
Total notes payable	23.0	21.9
Less: current portion	(7.2)	(6.9)
Long term portion of notes payable	$15.8	$15.0
Interest Expense
Interest expense consisted of the following:

(in millions)	Thirteen weeks ended September 28, 2025	Thirteen weeks ended September 29, 2024	Thirty-nine weeks ended September 28, 2025	Thirty-nine weeks ended September 29, 2024
Company’s long-term debt	$10.0	$12.0	$31.8	$33.0
Amortization of deferred financing fees	0.3	0.3	1.0	2.8
IO loans	0.3	0.3	0.7	0.8
Total interest	$10.6	$12.6	$33.5	$36.6

10.DERIVATIVE FINANCIAL INSTRUMENTS, PURCHASE COMMITMENTS, WARRANTS AND FAIR VALUE
Derivative Financial Instruments
The Company uses interest rate swaps to manage its interest rate exposure on its Term Loan B and its Real Estate Term Loan. The interest rate swaps are recorded in the Company’s Consolidated Balance Sheets at fair value. See Note 9. Term Debt, Revolving Credit Facility, and Other Notes Payable. The interest rate swaps are designated as cash flow hedges under ASC 815-20 and are included in the Company’s Consolidated Balance Sheets at fair value. Changes in the fair value of the effective portion of the hedges are recorded in Accumulated Other Comprehensive Income and reclassified into Interest Expense in the same period the hedged items affect earnings. The portion of the derivative that is no longer designated as a hedge is accounted for at fair value with mark-to-market adjustments recorded immediately in earnings. Cash flows associated with derivatives are reported in Net cash provided by operating activities in the Consolidated Statements of Cash Flows. In September 2025, the Company terminated the previously existing swap agreement associated with the Term Loan B, resulting in the receipt of cash proceeds totaling $12.1 million which was recorded to Other comprehensive income (loss) and amortized into earnings over the remaining term of the loan. In addition, on the same date, the Company entered into a new interest rate swap agreement with a notional amount of $500.0 million. This agreement is scheduled to mature on December 31, 2028. Under the terms of this agreement, the Company is obligated to make periodic payments at the fixed interest rate of 3.23%, while receiving periodic payments based on the one-month SOFR from the counterparty. The interest rate swap is designated as cash flow hedge under ASC 815-20.

Warrant Liabilities
As of December 29, 2024, there were 7,200,000 private placement warrants (“Warrants”) outstanding, which were accounted for as derivative liabilities pursuant to ASC 815-40. The Warrants had a term of five years. In August 2025 the Warrants were fully exercised in a cashless exchange resulting in the issuance of 1,307,873 shares of the Company's Class A Common Stock. A reconciliation of the changes in the warrant liability during the thirty-nine weeks ended September 28, 2025 is as follows:

(in millions)
Fair value of warrant liabilities as of December 29, 2024	$33.0
Gain on remeasurement of warrant liability	(23.5)
Fair value of warrant liabilities as of June 29, 2025	$9.5
Loss on remeasurement of warrant liability(1)	0.7
Exercise of Warrants	(10.2)
Fair value of warrant liabilities as of September 28, 2025	$—
(1) Loss on remeasurement relates to the period from June 30, 2025 through the exercise date in August 2025.

Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $87.2 million as of September 28, 2025 and $61.1 million as of December 29, 2024. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment (losses) gains totaling $(0.2) million and $(0.8) million for the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively, and $1.5 million and $0.1 million for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively.
Fair Value
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 28, 2025:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$57.7	$—	$—	$57.7
Commodity contracts	—	0.1	—	0.1
Interest rate swaps	—	1.9	—	1.9
Total assets	$57.7	$2.0	$—	$59.7
Liabilities:
Commodity contracts	$—	$0.7	$—	$0.7
Interest rate swaps	—	1.7	—	1.7
Debt	—	850.7	—	850.7
Total liabilities	$—	$853.1	$—	$853.1
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
11.CONTINGENCIES
Litigation Matters
While the Company is involved in litigation and other matters incidental to the conduct of its business, the results of such matters, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations or cash flows.
Guarantees
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $63.5 million at both of September 28, 2025 and December 29, 2024, which loans are accounted for as off balance sheet arrangements. As discussed in Note 6. Notes Receivable, the Company also sold notes receivable on its books to Bank of America during fiscal years 2025 and 2024, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at September 28, 2025 and December 29, 2024 was $13.0 million and $11.7 million, respectively. Due to the structure of the transactions, the sales did not qualify for sale accounting treatment, and as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding notes receivable also remain in the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year.
Additionally, the Company guarantees loans for the purchase of routes made by two other banks. The outstanding balance of these loans was $0.9 million and $1.5 million at September 28, 2025 and December 29, 2024, respectively, of which $0.8 million and $1.3 million was included in the Company's Consolidated Balance Sheets at September 28, 2025 and December 29, 2024, respectively. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance.
All of the above IO loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
12.SUPPLEMENTARY CASH FLOW INFORMATION

(in millions)	Thirty-nine weeks ended September 28, 2025	Thirty-nine weeks ended September 29, 2024
Cash paid for interest	$39.6	$42.8
Refunds related to income taxes	$0.2	$0.2
Payments for income taxes	$3.5	$28.6
Non-cash finance lease additions	$2.4	$3.1
Non-cash operating lease additions	$17.1	$15.4
The Company presents the gain on the sale of disposals of property and equipment, and the gain on the sale of routes within (Loss) gain on sale of assets within the Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statement of Cash Flows.
13.INCOME TAXES
The Company is subject to federal and state income taxes with respect to our allocable share of any taxable income or loss of Utz Brands Holdings, LLC, an affiliate of the Company (“UBH”), as well as any standalone income or loss that UBI generates. UBH is treated as a partnership for federal income tax purposes, and for most applicable state and local income tax purposes, and generally does not pay income taxes in most jurisdictions. Instead, UBH taxable income or loss is passed through to its members, including UBI. Despite its partnership treatment, UBH is liable for income taxes in those states that do not recognize its pass-through status and for certain of its subsidiaries that are not taxed as pass-through entities. The Company has acquired various domestic entities taxed as corporations, which are now wholly owned by us or our subsidiaries. Where required or allowed, these subsidiaries also file and pay taxes as a consolidated group for federal and state income tax purposes. The Company anticipates this structure to remain in existence for the foreseeable future.
The Company recorded income tax expense of $13.4 million and $9.6 million for the thirteen and thirty-nine weeks ended September 28, 2025, respectively. Comparably, the Company recorded income tax expense of $0.2 million and $25.4 million for the thirteen and thirty-nine weeks ended September 29, 2024, respectively. The effective tax rates for the thirteen and thirty-nine weeks ended September 28, 2025 were (197.1)% and 184.6%, respectively. Comparably, the effective tax rates for the thirteen and thirty-nine weeks ended September 29, 2024 were 20.0% and 47.0%, respectively. The Company’s effective tax rates differ from the federal statutory rate of 21% primarily because UBH, which is a partnership, is not taxed at the entity level, and is required to allocate some of its taxable results to the holders of noncontrolling interests ("Noncontrolling Interest Holders"), as well as state taxes and the fair value impact of warrant liabilities. During the thirteen and thirty-nine weeks ended September 28, 2025, the effective tax rate was impacted by an increase in valuation allowance, return to provision items, and statutory state tax rate changes, which resulted in discrete tax expense of $6.4 million and $7.2 million, respectively.

The Company regularly evaluates valuation allowances established for deferred tax assets (“DTAs”) for which future realization is uncertain. The Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit the use of existing DTAs. As of September 28, 2025, a significant piece of objective negative evidence evaluated was the twelve-quarter cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTAs such as the investment in UBH, federal operating losses subject to annual limitations due to “change in ownership” provisions, and state net operating losses where the Company does not expect to continue to have nexus. Therefore, a valuation allowance has been recorded against the DTAs for which it is more likely than not they will not be realized.
Additionally, the Company has deferred tax liabilities (“DTLs”) related to its investment in UBH that will not reverse in the ordinary course of business and will only reverse when UBH is sold or liquidated. The Company has no intention of disposing of or liquidating UBH and therefore has not considered the indefinite lived DTL as a source of income to offset other DTAs. In weighing positive and negative evidence, both objective and subjective, including its twelve-quarter cumulative loss, the Company has recorded a full valuation allowance against its DTAs related to net operating losses and deductible book/tax differences and recorded a DTL primarily related to the book over tax basis in the investment in UBH that will not reverse in the ordinary course of business. The Company considered that an indefinite lived DTL may be considered as a source of taxable income for an indefinite lived DTA; however, given our indefinite lived DTL will only reverse upon sale or liquidation, the Company determined that it was more appropriate to record a valuation allowance against its DTAs. The amount of DTAs considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.
As of September 28, 2025, tax years 2021 through 2025 remain open and subject to examination by the Internal Revenue Service and the majority of the states where the Company has nexus, and tax years 2020 through 2025 remain open and subject to examination in selected states that have a four-year statute of limitations.
Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of September 28, 2025 or December 29, 2024.
Tax receivable agreement liability
Pursuant to an election under section 754 of the Code, the Company obtained an increase in its share of the tax basis in the net assets of UBH when it was deemed to purchase units of UBH from a third party then holding common and preferred interests of noncontrolling interests and purchased units of UBH from noncontrolling interests in our business combination in 2020. Following the 2020 business combination, the Noncontrolling Interest Holders have the option to exchange common limited liability company units of UBH ("Common Company Units") along with the forfeiture of a corresponding number of shares of Class V Common Stock for a corresponding number of shares of Class A Common Stock. The Company intends to treat any such exchanges as direct purchases for U.S. federal income tax purposes, which is expected to further increase its share of the tax basis in the net assets of UBH. The increases in tax basis may reduce the amounts the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
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

As of September 28, 2025 and December 29, 2024, the Company had a liability of $23.5 million and $24.4 million, respectively, related to its projected obligations under the TRA, which is reflected as current and non-current accrued expenses in the Consolidated Balance Sheets.

14.SEGMENT DATA
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

(in millions)	Thirteen weeks ended September 28, 2025	Thirteen weeks ended September 29, 2024	Thirty-nine weeks ended September 28, 2025	Thirty-nine weeks ended September 29, 2024
Net sales	$377.8	$365.5	$1,096.6	$1,068.2
Materials	167.6	166.0	485.2	487.2
Conversion costs (a)	44.0	44.8	140.6	140.4
Other cost of goods sold (b)	39.3	23.7	98.9	65.3
Gross profit	126.9	131.0	371.9	375.3

Delivery (c)	22.3	22.8	65.8	65.2
Marketing (d)	6.4	6.1	19.4	15.4
Selling expenses (e)	59.7	51.2	166.3	146.9
Administrative expenses (f)	34.7	29.9	104.3	96.5
Total selling, distribution, and administrative expenses	123.1	110.0	355.8	324.0
(Loss) gain on sale of assets, net	(0.5)	(1.5)	(0.7)	0.4
Income from operations	3.3	19.5	15.4	51.7

Gain on sale of business	—	—	—	44.0
Interest expense	(10.6)	(12.6)	(33.5)	(36.6)
Loss on debt extinguishment	—	—	(0.5)	(1.3)
Other income	1.2	0.5	1.0	1.5
(Loss) gain on remeasurement of warrant liability	(0.7)	(6.4)	22.8	(5.3)
Other income (loss) income, net	(10.1)	(18.5)	(10.2)	2.3

(Loss) income before income taxes	(6.8)	1.0	5.2	54.0
Income tax expense	13.4	0.2	9.6	25.4
Net (loss) income	$(20.2)	$0.8	$(4.4)	$28.6
(a) Conversion costs include direct labor, indirect labor, and overhead expenses.
(b) Other cost of goods sold consists of logistics and other charges.
(c) Delivery charges related to amounts shipped to distribution centers and end customers, and transfer costs between facilities.
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
15.EQUITY
In January 2025, the Noncontrolling Interest Holders exchanged 2,000,000 UBH units together with the surrender and cancellation of the same number of shares of Class V Common Stock for an equal number of shares of Class A Common Stock. The Company did not receive any proceeds as a result of this exchange. In August 2025, the remaining outstanding Warrants were fully exercised by their holders in a cashless exchange resulting in the issuance of 1,307,873 shares of the Company's Class A Common Stock.
16.EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding during the periods. Diluted earnings per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share-based awards outstanding during the periods.
The following table reconciles the numerators and denominators used in the computations of both basic and diluted income per share:

(in millions, except share data)	Thirteen weeks ended September 28, 2025	Thirteen weeks ended September 29, 2024	Thirty-nine weeks ended September 28, 2025	Thirty-nine weeks ended September 29, 2024
Numerator:
Net (loss) income attributable to common stockholders	$(14.7)	$(2.2)	$3.3	$13.6
Denominator:
Weighted average Class A Common Stock shares, basic	86,958,867	82,445,064	86,266,184	81,763,848
Dilutive securities included in diluted earnings per share calculation:
Warrants	—	—	821,898	2,210,365
RSUs	—	—	453,147	619,363
PSUs	—	—	253,455	341,686
Stock options	—	—	322	13,492
Total dilutive weighted average shares	86,958,867	82,445,064	87,795,006	84,948,754
Basic (loss) income per share	$(0.17)	$(0.03)	$0.04	$0.17
Diluted (loss) income per share	$(0.17)	$(0.03)	$0.04	$0.16
Weighted average Class V Common Stock not subject to earnings per share calculation	55,349,000	58,436,912	55,451,564	59,044,971
Net (loss) income attributable to noncontrolling interest	$(5.5)	$3.0	$(7.7)	$15.0
The diluted earnings per share computation excludes the effect of certain Warrants, which were fully exercised in a cashless exchange in August 2025, resulting in the issuance of 1,307,873 shares of the Company's Class A Common Stock, and certain restricted stock units ("RSUs"), performance stock units ("PSUs") and stock options granted to directors and management that convert to Class A Common Stock upon vesting or being exercised, as their inclusion would have been anti-dilutive. Anti-dilutive securities excluded from diluted income per share calculation are as follows:

	Thirteen weeks ended September 28, 2025	Thirteen weeks ended September 29, 2024	Thirty-nine weeks ended September 28, 2025	Thirty-nine weeks ended September 29, 2024
Warrants	405,578	2,210,365	—	—
RSUs	626,373	619,363	113,567	—
PSUs	541,926	341,686	436,990	—
Stock options	633,179	13,492	633,007	—

Shares of the Company’s Class V Common Stock do not participate in earnings of the Company and, therefore, are not participating securities. The PSUs and RSUs were not considered participating securities despite the holders of these stock-based compensation awards being entitled to participate in dividends declared on Class A Common Stock, if and when declared, on a one-to-one per-share basis, because the dividends are only payable upon full vesting of the awards, and as such, the dividend is forfeitable. As of September 28, 2025 and December 29, 2024, the Noncontrolling Interest Holders held all 55,349,000 and 57,349,000 shares of Class V Common Stock issued and outstanding, respectively, and also held an equal number of units of UBH, which comprise the noncontrolling interest.
17.SUBSEQUENT EVENTS
The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our unaudited interim consolidated financial statements as of and for the thirteen and thirty-nine weeks ended September 28, 2025, together with our audited consolidated financial statements for our most recently completed fiscal year set forth under Item 8 of our Annual Report on Form 10-K for the year ended December 29, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified above and those discussed in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 29, 2024 and other filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
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
Overview
We were founded in 1921 in Hanover, Pennsylvania and benefit from over 100 years of brand awareness and heritage in the salty snack industry. We are a leading United States manufacturer of branded salty snacks, producing a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, pork skins, pub/party mixes and other snacks. Our iconic portfolio of authentic, craft and “better-for-you” ("BFY") brands includes Utz®, On The Border®, Zapp’s®, Boulder Canyon®, Golden Flake®, Hawaiian® Brand and TORTIYAHS!®, among others, and enjoys strong household penetration in the United States, where our products can be found in approximately 50% of U.S. households as of September 28, 2025. As of September 28, 2025, we operate eight primary manufacturing facilities across the United States with a broad range of capabilities. As part of Utz's ongoing supply chain transformation, the Company made the strategic decision to consolidate its manufacturing footprint from eight primary manufacturing facilities to seven, with the planned closure of its Grand Rapids, Michigan manufacturing facility. Our products are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors and approximately 2,400 direct-store delivery ("DSD") routes. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2024 retail sales, we are the second-largest producer of branded salty snacks in our collective core geographies of Alabama, Connecticut, Delaware, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Virginia, Vermont, West Virginia, and Washington (the “Core Geographies”), where we have acquired strong regional brands and distribution capabilities in recent years.
Key Developments and Trends
Our management team monitors a number of developments and trends that could impact our revenue and profitability objectives.
Growth Strategy - We have a long-term growth strategy focusing on various initiatives and have experienced share gains in our geographies in the United States other than our Core Geographies (the "Expansion Geographies") over the past nine consecutive quarters with retail volumes and retail sales being up by 3.0% and 4.8%, respectively, for the thirteen weeks ended September 28, 2025 versus the comparable prior year period. Our portfolio strategy is focused on accelerating investments in marketing and innovation to drive top-line growth and achieve share gains in the attractive salty snack category. We plan to further penetrate the Expansion Geographies and untapped channels and customers by further expanding our Branded Salty Snacks, comprised of our Power Four Brands, consisting of our flagship Utz® brand, On the Border®, Zapp's®, and Boulder Canyon®, along with our other brands including Golden Flake®, TORTIYAHS!®, Hawaiian®, Bachman®, Tim's Cascade®, Dirty Potato Chips®, TGI Fridays®, and Vitner's®, in Expansion Geographies, as well as maintaining our share in our Core Geographies. Our Core Geographies retail volumes and retail sales were up 1.1% and 1.7%, respectively, for the thirteen weeks ended September 28, 2025 versus the comparable prior year period.
Long-Term Demographics, Consumer Trends, and Demand – We participate in the $41 billion U.S. salty snack category, within the broader approximately $147 billion market for U.S. snack foods as of September 28, 2025, based on Circana data. In the last few years snacking occasions have held relatively stable as consumers continue to seek out convenient, delicious snacks for both on-the-go and at-home lifestyles. A 2025 study from Circana cites that 48.8% of consumers snack three or more times a day, up 2.7 points versus 2024. While the category has seen recent softness due to the impact of pricing made throughout the industry, we believe the salty snacks category will continue to benefit from favorable dynamics including low private label penetration as well as category leaders competing primarily in marketing and innovation. We expect these consumer trends to continue to drive consistent retail sales for salty snacks in the long term.
For the thirteen weeks ended September 28, 2025, U.S. retail sales for salty snacks based on Circana data decreased by 0.2% versus the comparable prior year period while Utz's retail sales increased 4.8%.
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
Financing Costs and Exposure to Interest Rate Changes – As of September 28, 2025, we had $708.7 million in variable rate indebtedness, up from $690.1 million as of December 29, 2024. As of December 29, 2024, our variable rate indebtedness was benchmarked to the Term SOFR Screen Rate (“SOFR”). As of September 28, 2025, we have existing interest rate swaps totaling $578.4 million of debt. Our interest rate hedge strategy has limited some of our exposure to changes in interest rates. We regularly evaluate our variable and fixed-rate debt. In September 2025, the Company terminated the previously existing swap agreement associated with the Term Loan B, resulting in the receipt of cash proceeds totaling $12.1 million. In addition, on the same date, the Company entered into a new interest rate swap agreement with a notional amount of $500.0 million. This agreement is scheduled to mature on December 31, 2028. Under the terms of this agreement, the Company is obligated to make periodic payments at the fixed interest rate of 3.23%, while receiving periodic payments based on the one-month SOFR from the counterparty. As of September 28, 2025, our interest rate swaps were carried as an asset on our balance sheet totaling $0.2 million. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the thirty-nine weeks ended September 28, 2025 was 4.9%, down from 5.7% during the thirty-nine weeks ended September 29, 2024. On January 29, 2025, the Company amended its Term Loan B to refinance in full all of the $630.3 million outstanding term loans thereunder, reduce the interest rate from SOFR plus the applicable rate of 2.75% to SOFR plus the applicable rate of 2.50% and extend the maturity date from January 20, 2028 to January 29, 2032, as well as to make certain other changes. We have used interest rate swaps to help manage some of our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 9. Term Debt, Revolving Credit Facility, and Other Notes Payable and Note 10. Derivative Financial Instruments, Purchase Commitments, Warrants and Fair Value to our Unaudited Consolidated Financial Statements for additional information on debt and derivative activity. The Company has experienced the effect of increased interest rates on the portion of its debt that is not hedged and a further increase in interest rates could negatively impact our net income.
One Big Beautiful Bill Act - On July 4, 2025, the President of the United States signed into law budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA, among other regulatory updates, contains numerous federal tax provisions including modifications to the capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation. The Company considered the effects of the OBBBA on its consolidated financial statements, which resulted in a charge to deferred taxes and an increase to the valuation allowance. A reduction to the TRA liability and a corresponding benefit was recorded due to favorable provisions of OBBBA on the taxable results of the Company and anticipated timing of future utilization of TRA eligible attributes.
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
As part of its ongoing supply chain transformation, the Company announced in July 2025 the strategic decision to consolidate its manufacturing footprint with the closure of its Grand Rapids, Michigan manufacturing facility. This decision is a key component of the Company’s long-term strategic roadmap, is expected to generate cost savings and should enable the Company to allocate more volume to its larger, more efficient facilities, while driving fixed cost leverage and enhanced automation capabilities across its remaining network. In addition to the expected cost savings, the Company expects the optimized footprint to support its ongoing geographic expansion.
In September 2025, the Company announced a multi-phase project aimed at upgrading facilities across its Hanover, PA campus. The project includes upgrading the Company's headquarters and transforming it into a modern employee hub as well as other upgrades. As part of this project, the Company intends to sell two buildings located in Hanover, PA. See Note 4. Property, Plant and Equipment, Net.
As part of the California expansion strategy, in October 2025, the Company acquired Insignia International’s DSD distribution assets. The transaction includes DSD routes across California and the Midwest, along with select related assets. This acquisition accelerates Utz’s expansion in California, a key growth geography that represents the largest U.S. market for salty snacks with $4.1 billion in retail sales.
Product Innovation
Investments in new product innovation support three focus areas that are rooted in the consumer and tied to our portfolio and brand strategy: Expanding Positive Choices, Delivering Craveable Flavor, and Capturing Occasions. Within Expanding Positive Choices, recent focus has been on Boulder Canyon, a brand offering solutions for consumers seeking great tasting BFY snacks via BFY oils such as avocado oil and olive oil. Innovation contributed to Boulder Canyon® increases with the launching of new flavors that capitalized on the hot & spicy trend and by entrance into the cheese snack subcategory. Boulder Canyon® gained share for the thirty-nine weeks ended September 28, 2025 versus the comparable prior year period with growth of 199.0% per Circana. In the natural channel, Boulder Canyon growth was 34.6% for the thirteen weeks ended September 7, 2025, per Spins. Within Delivering Craveable Flavor, we recently addressed consumer desire for flavor exploration with innovation across brands and snacking subcategories via our seasoned pretzels and new potato chip flavor offerings in both our Utz and Zapp’s brands. Within Capturing Occasions, we recently introduced a portfolio of variety/multipacks across our Power Four Brands, consisting of our flagship Utz® brand, On The Border®, Zapp’s®, and Boulder Canyon®, and our Targeted Brands, consisting of Golden Flake®, TORTIYAHS!®, Hawaiian®, Bachman®, Tim's Cascade®, Dirty Potato Chips®, and TGI Fridays®. During the third quarter of 2025, we announced our commitment to remove Food, Drug & Cosmetic colors from our portfolio of products before the end of 2027. While we do not currently anticipate a significant impact to our input costs in our efforts to meet this commitment, our net sales, market share, or results of operations could be adversely affected if we are unsuccessful in our efforts to continue to satisfy consumer preferences.
Supply and Commodity Trends
We regularly monitor worldwide supply and commodity costs so that we can cost-effectively secure ingredients, packaging and fuel required for production. A number of external factors such as weather, which may be impacted in unanticipated ways due to climate change, commodity market conditions, inflationary conditions and the effects of governmental, agricultural or other programs, including tariffs or other trade policies, may affect the cost and availability of raw materials and agricultural materials used in our products. Given that nearly all our input costs are sourced domestically and our manufacturing facilities are all in the United States, we continue to expect that recent tariff volatility will have a modest and manageable impact on our business in 2025. We address commodity costs primarily through the use of buying-forward, which locks in pricing for key materials between three and 18 months in advance. Other methods include hedging, net pricing adjustments to cover longer term cost inflation, and manufacturing and overhead cost control. Our hedging techniques, such as forward contracts, limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. We experienced an increase in pricing in certain commodity trends that continued to rise throughout fiscal year 2022 and have since stabilized or deflated. Commodity cost increases in commodity trends may adversely impact our net income. Although we have experienced some ingredient cost deflation since 2022, we continue to experience rising costs related to fuel and freight rates as well as rising labor costs both of which have negatively impacted profitability. Transportation costs have been on the rise since early 2021 and may continue to rise and adversely impact net income. The Company looks to offset rising costs through increasing manufacturing and distribution efficiencies as well as through price increases to our customers, although it is unclear whether historic customer sales levels will be maintained at these higher prices (See "Key Developments and Trends - Long-Term Demographics, Consumer Trends, and Demand" and "Key Developments and Trends - Competition"). Due to competitive market conditions, planned trade or promotional incentives, or other factors, our pricing actions may also lag supply and commodity cost changes.
While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. Market factors, including supply and demand may result in higher costs of sourcing those materials.
Independent Operator Conversions
Our DSD distribution is executed via Company-owned routes operated by route sales professionals (“RSP”), and third-party routes managed by independent operators ("IOs"). We have used the IO and RSP models for more than a decade. In fiscal year 2017, we embarked on a multi-year strategy to convert all company-owned RSP routes to the IO model. The conversion process involves selling distribution rights to a defined route to an IO. As we convert routes, there is a decrease in the selling, distribution and administrative costs that we previously incurred on RSPs and a corresponding increase in discounts paid to IOs to cover their costs to distribute our product. The net impact is a reduction in selling expenses and a decrease in net sales and gross profit. Conversions also impact our Consolidated Balance Sheets, resulting in cash proceeds to us as a result of selling the route to an IO, or by creating notes receivable related to the sale of the routes. While we expect to have some routes under the ownership of the Company as we acquire and re-sell routes as part of our normal operations, as of September 28, 2025, substantially all of our DSD routes are managed by IOs.

Results of Operations
Overview
The following tables present selected unaudited financial data for the thirteen weeks ended and thirty-nine weeks ended September 28, 2025 and September 29, 2024.

(in millions)	Thirteen weeks ended September 28, 2025	Thirteen weeks ended September 29, 2024	Thirty-nine weeks ended September 28, 2025	Thirty-nine weeks ended September 29, 2024
Net sales	$377.8	$365.5	$1,096.6	$1,068.2
Cost of goods sold	250.9	234.5	724.7	692.9
Gross profit	126.9	131.0	371.9	375.3
Selling, distribution, and administrative expenses
Selling and distribution	88.4	80.1	251.5	227.5
Administrative	34.7	29.9	104.3	96.5
Total selling, distribution, and administrative expenses	123.1	110.0	355.8	324.0
(Loss) gain on sale of assets, net	(0.5)	(1.5)	(0.7)	0.4
Income from operations	3.3	19.5	15.4	51.7
Other (loss) income
Gain on sale of business	—	—	—	44.0
Interest expense	(10.6)	(12.6)	(33.5)	(36.6)
Loss on debt extinguishment	—	—	(0.5)	(1.3)
Other income	1.2	0.5	1.0	1.5
(Loss) gain on remeasurement of warrant liability	(0.7)	(6.4)	22.8	(5.3)
Other (loss) income, net	(10.1)	(18.5)	(10.2)	2.3
(Loss) income before taxes	(6.8)	1.0	5.2	54.0
Income tax expense	13.4	0.2	9.6	25.4
Net (loss) income	(20.2)	0.8	(4.4)	28.6
Net loss (income) attributable to noncontrolling interest	5.5	(3.0)	7.7	(15.0)
Net (loss) income attributable to controlling interest	$(14.7)	$(2.2)	$3.3	$13.6

Thirteen weeks ended September 28, 2025 versus Thirteen weeks ended September 29, 2024
Net sales
Net sales were $377.8 million and $365.5 million for the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively. Net sales for the thirteen weeks ended September 28, 2025 increased $12.3 million or 3.4% over the comparable period in 2024. The 3.4% increase in net sales was primarily driven by a 4.5% benefit from favorable volume/mix, which was offset by a 1.1% reduction from lower net price realization. IO discounts were $45.7 million for the thirteen weeks ended September 28, 2025, down slightly from $46.7 million for the corresponding thirteen weeks ended September 29, 2024.

Sales are evaluated based on classification as Branded Salty Snacks or Non-Branded & Non-Salty Snacks, consisting of partner brands, private label, co-manufacturing for which Utz is the manufacturer, Utz branded non-salty snacks such as On The Border® Dips and Salsas and sales not attributable to specific brands. For the thirteen weeks ended September 28, 2025, Branded Salty Snacks and Non-Branded & Non-Salty Snacks totaled 89% and 11% of our net sales, respectively. For the thirteen weeks ended September 28, 2025 versus the comparable prior year period, Branded Salty Snacks net sales increased by 5.8% led by Boulder Canyon, and Non-Branded & Non-Salty Snacks net sales decreased by 13.1% due to partner brands and dips and salsas.
Cost of goods sold and Gross profit
Gross profit was $126.9 million and $131.0 million for the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively. Our gross profit margin was 33.6% for the thirteen weeks ended September 28, 2025 versus 35.8% for the thirteen weeks ended September 29, 2024. The decrease in gross profit was due to increased investments to support capacity expansion and growth.
Additionally, IO discounts were $45.7 million for the thirteen weeks ended September 28, 2025, down slightly from $46.7 million for the thirteen weeks ended September 29, 2024.

Selling, distribution, and administrative expense
Selling, distribution, and administrative expenses were $123.1 million and $110.0 million for the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively, resulting in an increase of $13.1 million, or 11.9%, for the thirteen weeks ended September 28, 2025 versus the comparable prior year period. The increase was primarily due to higher people, selling, and delivery costs to support our growth and geographic expansion..
Loss on sale of assets
Loss on sale of assets was $0.5 million and $1.5 million for the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively.
Other loss, net
Other loss, net was $10.1 million and $18.5 million for the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively. Interest expense decreased $2.0 million, other income increased by $0.7 million and the loss on remeasurement of the warrant liability decreased by $5.7 million.
Income taxes
Income tax expense was $13.4 million and $0.2 million for the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively. The income tax expense recognized for the thirteen weeks ended September 28, 2025 was primarily driven by an increased valuation allowance recorded against certain DTAs for which it is more likely than not they will not be realized. See Note 13. Income Taxes.

Thirty-nine weeks ended September 28, 2025 versus thirty-nine weeks ended September 29, 2024
Net sales
Net sales were $1,096.6 million and $1,068.2 million for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively. Net sales for the thirty-nine weeks ended September 28, 2025 increased $28.4 million, or 2.7%, over the comparable period in 2024. The 2.7% increase in net sales was primarily driven by a 4.8% benefit from favorable volume/mix, which was offset by a 1.7% reduction from lower net price realization and 0.4% attributable to the Good Health and R.W. Garcia Sale. IO discounts were $137.4 million for the thirty-nine weeks ended September 28, 2025, down slightly from $138.8 million for the corresponding thirty-nine weeks ended September 29, 2024.
For the thirty-nine weeks ended September 28, 2025, Branded Salty Snacks and Non-Branded & Non-Salty Snacks totaled 88% and 12% of our net sales, respectively. For the thirty-nine weeks ended September 28, 2025 versus the comparable prior year period, Branded Salty Snacks net sales increased by 5.4% led by Boulder Canyon, and Non-Branded & Non-Salty Snacks net sales decreased by 13.8% due to partner brands and dips and salsas.
Cost of goods sold and Gross profit
Gross profit was $371.9 million and $375.3 million for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively. Our gross profit margin was 33.9% for the thirty-nine weeks ended September 28, 2025 versus 35.1% for the thirty-nine weeks ended September 29, 2024. The decrease in gross profit was due to increased investments to support capacity expansion and growth. Additionally, IO discounts were $137.4 million for the thirty-nine weeks ended September 28, 2025, down slightly from $138.8 million for the thirty-nine weeks ended September 29, 2024.
Selling, distribution, and administrative expense
Selling, distribution, and administrative expenses were $355.8 million and $324.0 million for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively, resulting in an increase of $31.8 million or 9.8% for the thirty-nine weeks ended September 28, 2025 over the corresponding period in fiscal year 2024. The increase in selling, distribution, and administrative expense is primarily due to higher people, selling, and delivery costs to support our growth and geographic expansion.
(Loss) gain on sale of assets
(Loss) gain on sale of assets was $(0.7) million and $0.4 million for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively.
Other (expense) income, net
Other (expense) income, net was $(10.2) million and $2.3 million for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively. The change from other income, net, for the thirty-nine weeks ended September 29, 2024 compared to other expense, net, for the thirty-nine weeks ended September 28, 2025 was primarily due to the gain on sale of business of $44.0 million relating to the Good Health and R.W. Garcia Sale which occurred on February 5, 2024. See Note 2. Divestitures, for further discussion. This was partially offset by a decrease in interest expense of $3.1 million and an increase in the gain on the remeasurement of the warrant liability of $28.1 million for the thirty-nine weeks ended September 28, 2025. See Note 9. Term Debt, Revolving Credit Facility, and Other Notes Payable, for further discussion.
Income taxes
Income tax expense was $9.6 million and $25.4 million for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively. The income tax expense recognized for the thirty-nine weeks ended September 28, 2025 was primarily driven by an increased valuation allowance recorded against certain DTAs for which it is more likely than not they will not be realized, and the income tax expense recognized for the thirty-nine weeks ended September 29, 2024 was primarily driven by the Good Health and R.W. Garcia Sale, which took place on February 5, 2024. See Note 13. Income Taxes and Note 2. Divestitures.

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
The following table provides a reconciliation from net income to EBITDA and Adjusted EBITDA, including as a percentage of net sales, for the thirteen weeks ended and thirty-nine weeks ended September 28, 2025 and September 29, 2024:

(dollars in millions)	Thirteen weeks ended September 28, 2025	Thirteen weeks ended September 29, 2024	Thirty-nine weeks ended September 28, 2025	Thirty-nine weeks ended September 29, 2024
Net (loss) income	$(20.2)	$0.8	$(4.4)	$28.6
Non-GAAP adjustments:
Income Tax Expense	13.4	0.2	9.6	25.4
Depreciation and Amortization	20.4	17.5	60.4	53.4
Interest Expense, Net	10.6	12.6	33.5	36.6
Interest Income (IO loans)(1)	(0.4)	(0.6)	(1.4)	(1.5)
EBITDA	23.8	30.5	97.7	142.5
Certain Non-Cash Adjustments(2)	7.3	6.2	18.4	15.1
Acquisitions, Divestitures and Investments(3)	8.1	2.8	25.1	(34.5)
Business Transformation Initiatives(4)	20.1	8.1	34.6	18.4
Financing-Related Costs(5)	0.3	—	1.1	0.3
Loss (gain) on Remeasurement of Warrant Liability(6)	0.7	6.4	(22.8)	5.3
Adjusted EBITDA	$60.3	$54.0	$154.1	$147.1
Net (loss) income as a % of Net Sales	(5.3)%	0.2%	(0.4)%	2.7%
Adjusted EBITDA as a % of Net Sales	16.0%	14.8%	14.1%	13.8%

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
(2)Certain Non-Cash Adjustments are comprised primarily of the following:
Incentive programs – The Company incurred $4.6 million and $4.7 million of share-based compensation expense for awards to employees and directors, and compensation expense associated with the Omnibus Equity Incentive Plan (the "OEIP") for the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively. The Company incurred $10.8 million and $13.1 million of share-based compensation expense for awards to employees and directors, and compensation expense associated with the OEIP for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively.
Loss on impairment – The Company recorded an impairment charge of $0.6 million during the thirty-nine weeks ended September 28, 2025.
Purchase commitments and other adjustments – We have purchase commitments for specific quantities at fixed prices for certain of our products’ key ingredients. To facilitate comparisons of our underlying operating results, this adjustment was made to remove the volatility of purchase commitment related unrealized gains and losses. The adjustment related to purchase commitments and other adjustments, including cloud computing amortization, was expense of $2.7 million and $1.5 million for the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively. The adjustment related to purchase commitments and other adjustments, including cloud computing amortization, was expense of $7.0 million and $2.0 million for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively.
(3)Acquisitions, Divestitures and Investments – This is comprised of start-up costs, consulting, transaction services, and legal fees incurred for acquisitions and certain potential acquisitions, in addition to expenses associated with integrating recent acquisitions and costs related to divestitures. These acquisitions and divestitures include assets related to our supply chain consolidation and transformation. Such expenses were $10.0 million and $2.8 million for the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively; and $26.0 million and $9.5 million for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively. Also included in the thirteen weeks ended and thirty-nine weeks ended September 28, 2025 was income of $1.9 million and $0.9 million, respectively, related to the change in the liability associated with the Tax Receivable Agreement. Also, included in the thirty-nine weeks ended September 29, 2024 was a gain of $44.0 million related to the Good Health and R.W. Garcia Sale.
(4)Business Transformation Initiatives – This adjustment is related to start-up costs, consulting, professional and legal fees incurred for specific initiatives and structural changes to the business that do not reflect the cost of normal business operations. This adjustment also includes initiatives and structural changes related to our supply chain transformation. In addition, gains and losses realized from the sale of distribution rights to IOs and the subsequent disposal of trucks, severance costs associated with the elimination of RSP positions, and enterprise resource planning system transition costs fall into this category. The Company incurred such costs of $20.1 million and $8.1 million for the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively; and $34.6 million and $18.4 million for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively.
(5)Financing-Related Costs – These costs include adjustments for various items related to raising debt and equity capital or debt extinguishment costs.
(6)Gains on Remeasurement of Warrant Liability – In August 2025, the Warrants were fully exercised in a cashless exchange resulting in the issuance of 1,307,873 shares of the Company's Class A Common Stock. At the time of exercise the corresponding liability was extinguished, and the fair value of Warrants was recorded as an increase to equity.
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
Term Debt and Revolving Credit Facility
On January 29, 2025, the Company amended its Term Loan B to refinance in full all of the $630.3 million outstanding term loans thereunder, reduce the interest rate from SOFR plus the applicable rate of 2.75% to SOFR plus the applicable rate of 2.50% and extend the maturity date from January 20, 2028 to January 29, 2032, as well as to make certain other changes. Other material terms of the Term Loan B remain unchanged. The Company recorded a loss on debt extinguishment of $0.5 million related to the refinancing of its Term Loan B in its Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 28, 2025.
On September 11, 2025, the Company terminated the previously existing swap agreement associated with the Term Loan B, resulting in the receipt of cash proceeds totaling $12.1 million. In addition, on the same date, the Company entered into a new interest rate swap agreement with a notional amount of $500.0 million. This agreement is scheduled to mature on December 31, 2028. Under the terms of this agreement, the Company is obligated to make periodic payments at the fixed interest rate of 3.23%, while receiving periodic payments based on the one-month SOFR from the counterparty.
ABL Facility
As of September 28, 2025 and December 29, 2024, $20.7 million and $0.2 million, respectively, was outstanding under the asset based lending ("ABL") facility. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit and amounts borrowed. As of September 28, 2025 and December 29, 2024, $140.0 million and $158.7 million, respectively, was available for borrowing under the ABL facility, net of letters of credit. Standby letters of credit in the amount of $10.3 million have been issued as of both of September 28, 2025 and December 29, 2024. The standby letters of credit are primarily issued for insurance purposes. Refer to Note 9. Term Debt, Revolving Credit Facility, and Other Notes Payable, for more information.
Cash Requirements
Our expected future payments at September 28, 2025 primarily consisted of:
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
•Cash requirements related to other notes payable and finance leases (Refer to Note 9. Term Debt, Revolving Credit Facility, and Other Notes Payable);
•Long-term cash requirements primarily related to funding long-term debt repayments and related interest payments on long-term debt (Refer to Note 9. Term Debt, Revolving Credit Facility, and Other Notes Payable);
•Long-term cash requirements related to our deferred taxes and Tax Receivable Agreement; and
•Operating lease liabilities.

Off-Balance Sheet Arrangements
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. Refer to Note 10. Derivative Financial Instruments, Purchase Commitments, Warrants and Fair Value.
IO Guarantees Off Balance Sheet
The Company partially guarantees loans made to IOs by Bank of America and two other banks for the purchase of routes, some of which were recorded as off-balance sheet arrangements. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default. Refer to Note 11. Contingencies.
Cash Flow
The following table presents net cash provided by or used in operating activities, investing activities and financing activities for the thirty-nine weeks ended September 28, 2025 and September 29, 2024.

(in millions)	Thirty-nine weeks ended September 28, 2025	Thirty-nine weeks ended September 29, 2024
Net cash provided by operating activities	$47.3	$52.0
Net cash (used in) provided by investing activities	$(95.2)	$116.1
Net cash provided by (used in) financing activities	$49.5	$(155.2)
Net cash provided by operating activities for the thirty-nine weeks ended September 28, 2025 was $47.3 million compared to $52.0 million for the thirty-nine weeks ended September 29, 2024, with the decrease largely driven by a decrease in cash net income of $10.4 million, timing of accounts receivable, net and accounts payable of $7.1 million, accounts payable and accrued expenses and other of $6.7 million, and increases in inventories of $6.7 million offset by decreases in prepaid expenses and other assets of $26.2 million which includes cash received of $12.1 million related to the termination of the previously existing swap agreement associated with the Term Loan B. See Note 10. Derivative Financial Instruments, Purchase Commitments, Warrants and Fair Value.
Cash used in investing activities for the thirty-nine weeks ended September 28, 2025 was $95.2 million, primarily driven by purchases of property and equipment. This compares to the cash provided by investing activity of $116.1 million for the thirty-nine weeks ended September 29, 2024, primarily driven by proceeds from the Good Health and R.W. Garcia Sale of $167.5 million, and from sale of property and equipment primarily related to the Berlin, PA and Fitchburg, MA manufacturing facilities, see Note 2. Divestitures and proceeds from sale of routes to IOs. This was partially offset by purchases of property and equipment, purchase of IO notes and purchase of intangibles related to an indefinite life intangible right for the use of a third-party brand name in the thirty-nine weeks ended September 29, 2024.
Net cash provided by financing activities was $49.5 million for the thirty-nine weeks ended September 28, 2025, primarily driven by net borrowings on line of credit, term debt and notes payable of $82.2 million, partially offset by the payment of dividends and distributions to noncontrolling interest holders, payments of employee stock award tax withholdings and debt issuance costs. This compares to net cash used in financing activities of $155.2 million for the thirty-nine weeks ended September 29, 2024, which was primarily related to the pay down of debt utilizing the proceeds from the Good Health and R.W. Garcia Sale, partially offset by borrowings on line of credit as well as payment of dividends and distributions to noncontrolling interests.
Debt Covenants
The Company has a credit agreement with a syndicate of banks, led by Bank of America, N.A. ("Term Loan B"). The Term Loan B and the ABL facility are collateralized by substantially all of the assets and liabilities of UBH and its subsidiaries excluding the real estate assets secured by the Company's real estate term loan, including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants relating to the operations and financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with their financial and other covenants under the credit agreements as of September 28, 2025.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rule 13a-15e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective at a level of reasonable assurance as of September 28, 2025.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
(a)
None.
(b)
None.
(c)
Rule 10b5-1 Trading Arrangements
On August 15, 2025, Roger K. Deromedi, the Company's Lead Independent Director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act and provides for the sale of up to 440,243 shares of the Company's Class A Common Stock pursuant to the terms of the trading arrangement. The term of this Rule 10b5-1 trading arrangement expires August 28, 2026.

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

Date: October 30, 2025                        UTZ BRANDS, INC.

By:    /s/ Ryan Tewey
Name:    Ryan Tewey
Title:    Vice President, Controller
and Principal Accounting Officer