Form 10-K
period 2025-12-28
Utz Brands, Inc.
filed 2026-02-12
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025
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

The aggregate market value of the Common Stock held by non-affiliates was $911.7 million, as of June 29, 2025.

As of February 9, 2026, 88,432,904 Class A Common Stock, par value $0.0001 per share, and 55,349,000 Class V Common Stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for the registrant’s 2026 annual meeting (the “2026 Proxy Statement”), to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference into the Annual Report, the 2026 Proxy Statement shall not be deemed to be filed as part hereof.

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
•The effects of inflation, tariffs, or supply chain disruptions on the Company or its business;
•The benefits of the Company’s productivity initiatives;
•The effects of the Company’s marketing and innovation initiatives; and
•Other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” “goal,” “on track” or similar expressions.
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
•All of our products must be compliant with laws and regulations promulgated by various governmental authorities, and changes in the legal and regulatory environment, including with respect to the One Big Beautiful Bill Act, could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation or other regulatory action. Additionally, potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries or investigations can have an adverse impact.
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
•Delaware law, our Certificate of Incorporation, our Bylaws and certain other agreements contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts.
•Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders.
•Certain of our significant stockholders and UBH members whose interests may differ from those of our other stockholders have the ability to significantly influence our business and management.

PART I
Item 1. Business
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company,” “we,” “us” or "our” refer to Utz Brands, Inc. and its consolidated subsidiaries. Our core geographies consist of Alabama, Connecticut, Delaware, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Vermont, Virginia, Washington, and West Virginia, with the rest of the U.S. representing our expansion geographies.
Overview
We were founded in 1921 in Hanover, Pennsylvania and benefit from over 100 years of brand awareness and heritage in the salty snack industry. We are a leading United States manufacturer of branded salty snacks, producing a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, pork skins, pub/party mixes and other snacks. Our iconic portfolio of authentic, craft and “better-for-you” ("BFY") brands includes Utz®, On The Border®, Zapp’s®, Boulder Canyon®, Golden Flake®, Hawaiian® Brand and Miguelito's®, among others, and enjoys strong household penetration in the United States, where our products can be found in approximately 50% of U.S. households as of December 28, 2025. As of December 28, 2025, we operate eight primary manufacturing facilities across the United States with a broad range of capabilities. Our products are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors and approximately 2,500 direct-store delivery ("DSD") routes. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2025 retail sales, we are the second-largest producer of branded salty snacks in our collective core geographies of Alabama, Connecticut, Delaware, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Vermont, Virginia, Washington, and West Virginia (our “Core Geographies,” and all other states in the United States, our “Expansion Geographies”), where we have acquired strong regional brands and distribution capabilities in recent years.
Our business benefits from multiple opportunities to deliver attractive long-term profitable growth. Our value creation strategies are focused on driving productivity to enhance margins, reinvesting in marketing and innovation to accelerate revenue growth and continuing to make strategic acquisitions. We believe we are well-positioned for long-term growth in the salty snack industry as we (a) gained a significant amount of new customers over the past several years, (b) have significant opportunity in our Expansion Geographies and under-penetrated channels, (c) continue to execute productivity efforts that we believe will help to fuel incremental marketing and innovation to accelerate growth in sales relative to our peers, (d) continue to make infrastructure improvements to enable us to continue to scale to greater heights, and (e) continue to make strategic acquisitions that deliver strong synergies and that enhance our competitive positioning. We believe each of these growth avenues represents a sizeable opportunity to expand our net sales. In addition, we further anticipate expanding our margins over the long term through supply chain productivity, revenue management, a higher-margin product mix, and higher margins on incremental sales as we leverage our scalable existing platform.
Recent Acquisitions and Dispositions
The Company has focused on increasing manufacturing and streamlining distribution. During fiscal years 2023 and 2024, the Company bought out and terminated the contracts of multiple distributors who had previously been providing services to the Company. These transactions were accounted for as asset purchases and contract terminations, respectively, and resulted in expense of $1.5 million and $2.1 million for the fiscal years ended December 31, 2023 and December 29, 2024, respectively.

On February 5, 2024, the Company sold certain assets and brands to affiliates of Our Home™, an operating company of Better-for-You brands (“Our Home”). Under the agreement, affiliates of Our Home purchased the Good Health and R.W. Garcia brands, and the Lincolnton, NC and Lititz, PA manufacturing facilities and certain related assets, and assumed the Company’s Las Vegas, NV facility lease and manufacturing operations (the "Good Health and R.W. Garcia Sale"), for $167.5 million, subject to customary adjustments. See Note 2. Divestitures to our Audited Consolidated Financial Statements. On April 22, 2024, the Company also sold to Our Home its Berlin, PA and Fitchburg, MA manufacturing facilities and certain related assets, including certain inventory (the “Manufacturing Facilities Sale”).
The Company and Our Home were operating under transition services agreements related to each of the Good Health and R.W. Garcia Sale and the Manufacturing Facilities Sale, which expired during the first half of 2025. For the greater part of fiscal year 2025, the parties operated under reciprocal co-manufacturing agreements. Although Our Home remains involved in the manufacturing of certain products of the Company, the Company no longer manufactures products for Good Health. Certain Good Health products continue to be distributed and sold on the Company's DSD network for Our Home, pursuant to a distribution agreement. The Company received approximately $18.7 million in advance from Our Home for certain services under these agreements, which the Company recognized through income from operations over the terms of the transition services and co-manufacturing agreements.
As part of its ongoing supply chain transformation, the Company announced in July 2025 the strategic decision to consolidate its manufacturing footprint with the closure of its Grand Rapids, Michigan manufacturing facility. This decision is a key component of the Company’s long-term strategic roadmap, is expected to generate cost savings and should enable the Company to allocate more volume to its larger, more efficient facilities, while driving fixed cost leverage and enhanced automation capabilities across its remaining network. In addition to the expected cost savings, the Company expects the optimized footprint will support its ongoing geographic expansion.
In September 2025, the Company announced a multi-phase project aimed at upgrading facilities across its Hanover, PA campus. The project includes upgrading the Company's headquarters and transforming it into a modern employee hub as well as other upgrades. As part of this project, the Company intends to sell two buildings located in Hanover, PA. See Note 5. Property, Plant and Equipment, Net.
As part of the California expansion strategy, in October 2025, the Company acquired Insignia International’s DSD distribution assets. The transaction includes DSD routes across California and the Midwest, along with select related assets. This acquisition accelerates Utz’s expansion in California, a key growth geography that represents the largest U.S. market for salty snacks with $4.1 billion in retail sales based on Circana data.
Growth Strategy
We have a long-term growth strategy focusing on various initiatives. Our portfolio strategy is focused on accelerating investments in marketing and innovation to drive top-line growth and achieve share gains in the Salty Snack category. We plan to further penetrate our Expansion Geographies and untapped channels and customers by further expanding our Branded Salty Snacks, as defined below, in Expansion Geographies, as well as maintaining our share in our Core Geographies. We plan to transform our supply chain into a more cost-efficient and flexible system. As part of our long-term growth strategy, we intend to enhance our DSD system of IOs to further improve execution and generate higher returns and strengthen other organizational capabilities while driving down costs. Additionally, we intend to improve our balance sheet flexibility by accelerating cash generation and maintaining a disciplined capital allocation approach, which would reduce leverage while opportunistically pursuing strategic acquisitions and dispositions.
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

Branded Salty Snacks
Our Branded Salty Snacks are comprised of our Power Four Brands, consisting of our flagship Utz® brand, On The Border®, Zapp’s®, and Boulder Canyon®, along with our other brands, including Golden Flake®, Miguelito's®, Hawaiian®, Bachman®, Tim’s Cascade®, Dirty Potato Chips®, TGI Fridays®, and Vitner's® (our “Other Brands”).
Our flagship Utz brand generated retail sales in excess of $870 million in 2025, representing an approximate 5.7% compound annual growth rate ("CAGR") (during 2021 through 2025) and making it one of the 10 largest salty snack brands in the United States by retail sales as of December 28, 2025 based on Circana data. Recognized for its iconic logo featuring the “Little Utz Girl” since the 1920s, the Utz brand currently uses the slogan "Family Crafted Flavor Since 1921”. We sell a variety of salty snacks under the Utz brand, including potato chips, pretzels, cheese snacks, pub/party mixes, and seasonal favorites.
Our On The Border brand ("OTB") is a national brand of tortilla chips, salsa and queso. OTB is the #2 unflavored tortilla chip brand in the United States based on annual sales for the fiscal year ended December 28, 2025. OTB supports our national geographic footprint, particularly in our Expansion Geographies, and enhances our presence in the Mass and Club retail channels.
Our Boulder Canyon brand anchors our position in the BFY category of salty snacking, which has been a high-growth category in recent years. Boulder Canyon offers a line of premium BFY potato chips, including those made with olive or avocado oils. In the Natural channel as defined by SPINS, LLC, Boulder Canyon is the #1 salty snacks brand, growing 36.9% within the channel in 2025, and its “Canyon Cut” rippled avocado oil-based kettle-style chip is the #1 selling salty snack item as of December 28, 2025.
Our Zapp’s brand offers a line of premium kettle-cooked potato chips with bold, authentic flavors steeped in its New Orleans roots, including “Voodoo,” “Hotter ‘N’ Hot Jalapeño,” “Spicy Cajun Crawtators,” and "Cajun Dill Gator-tators,” among others.
Our Other Brands also include others such as: Hawaiian and Golden Flake pork skins. Hawaiian is a premium kettle chip brand that evokes the feel of the Pacific islands, with exotic flavors like “Sweet Maui Onion,” "Luau BBQ,” "Mango Habanero,” and "Hulapeño.” Our Golden Flake brand, a part of Southern culture since 1923, has a full line of Southern-style pork skins with flavors like “Louisiana Hot Sauce” and "Sweet Heat Barbecue,” which offer great taste and crunch with low carbohydrates.
Non-Branded & Non-Salty Snacks
In fiscal year 2025, our Non-Branded & Non-Salty Snacks included partner brands, private label, co-manufacturing for which we are the manufacturer, Utz branded non-salty snacks such as On The Border® Dips and Salsa, and sales not attributable to specific brands.
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
Investments in new product innovation support four focus areas that are rooted in the consumer and tied to our portfolio and brand strategy: Expanding Positive Choices, Driving Value, Delivering Craveable Flavor, and Capturing Occasions.

Within Expanding Positive Choices, the focus in 2025 was on Boulder Canyon, a brand offering solutions for consumers seeking great tasting BFY snacks via BFY oils such as avocado oil and olive oil. Innovation contributed to the brand’s 36.9% growth in the natural channel in 2025. Within the potato chip segment, Boulder Canyon launched a Mike’s Hot Honey Boulder Canyon limited time offer capitalizing on the hot & spicy trend that continues as the #1 flavor category in salty snacks. Additionally, the brand continued to expand Variety Pack and single serve potato chip options to drive expanded usage across channels. In 2025    , Boulder Canyon moved beyond potato chips, entering the tortilla chip sub-category with 3 offerings, Sea Salt, Blue Corn and Lime & Sea Salt. This launch leveraged our expertise in tortilla chips and consumer desire for BFY snacks.
Within Driving Value, the focus in 2025 was on our Golden Flake brand, with innovation driving value for budget conscious consumers seeking great tasting snacks. Within the potato chip segment, Golden Flake launched a Sweet & Smoky Mustard capitalizing on the growing tend in the US of sauce-inspired potato chip flavors, driven by consumers’ desire for novelty and familiarity in snacking. Within the Meat Snacks segment, Golden Flake launched a Hot & Spicy Cheddar Pork Skin combining the top two flavors in the snacking category, Cheese and Hot & Spicy.
Within Delivering Craveable Flavor, we addressed consumer desire for flavor exploration with innovation across brands and snacking subcategories. Within potato chips, Utz offered a Lemonade flavored limited time offering in partnership with Alex’s Lemonade Stand, a foundation committed to fighting childhood cancer. Every time someone purchased a bag of Utz Lemonade Potato Chips, Utz made a contribution to help improve the lives of children battling cancer around the world. This launch garnered significant earned media coverage. In the cheese sub-category, Utz leveraged the success of the award-winning Mike’s Hot Honey to offer a Mike’s Hot Honey Cheese Pizza Cheeseball Limited-Time Offer. Capitalizing on the hot & spicy trend. Zapp’s, a brand that embodies the bold and vibrant flavors of New Orleans, also offered innovation against this focus area with the launch of Bayou Blackened Ranch Kettle Style Potato Chips.
Within Capturing Occasions, our focus is expanding usage via variety/multipack innovation to address consumers' preference for portioned packs and seasonal offerings that are designed to attract consumers that are engaging in celebration. In 2025, we continued to offer a portfolio of variety/multipacks across our Power Four Brands and our Targeted Brands. Additionally for continued evolution of our seasonal offerings, we converted previous barrels with the launch of boxed Halloween items at Costco in support of their corporate initiatives on plastic reduction. Shifting from resin-based barrels to cardboard boxes drove a 79% reduction in plastic which was called out on package.
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
As such, the level of new product innovation and the speed to market with these innovations are critical components of our business. Our innovation process begins with our marketing team, which understands our brands and consumers, and works collaboratively with our research & development and innovation leaders to identify new product opportunities that best suit our brand positions. We develop insights about unsatisfied consumer needs using our market research capabilities, and we track competitive product introductions to ensure appropriate responses. We also collaborate with third-party seasoning and flavor houses to understand the latest trends in consumer flavors and emerging consumer flavor preferences. Going forward, we intend to continue to invest in market research and other resources to generate more consumer insights and new product innovations.
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

Marketing, Advertising, and Consumer Engagement
Our marketing strategy is focused on driving stronger consumer pull for, and building brand equity of, our Branded Salty Snacks. We conduct marketing efforts through three principal sets of activities: (i) consumer marketing and advertising, including digital and eCommerce, social media, sponsorships, and other consumer promotions; (ii) consumer sales incentives including coupons and rebates; and (iii) trade promotions to support features, displays and other merchandising of our products by our customers. Historically we have relied more heavily on sponsorships, trade promotions, and in-store merchandising for consumer engagement; however, we are making shifts of spending more on consumer awareness and brand-building advertising. In fiscal year 2025, we spent approximately $25.6 million related to consumer marketing and advertising and $39.8 million in cooperative advertising. Consistent with our value creation strategies, we intend to continue to increase our investments in digital and social consumer marketing and advertising focused on our Branded Salty Snacks as well as continue to allocate our current mix of media spending toward activities we believe will generate the highest return on investment. We will continue to expand our investments in digital and social media, including as part of our strategy to grow our eCommerce and retailer marketing investments. We believe these marketing strategies will drive long term net sales growth by increasing brand equity, and supporting geographic expansion.
Customers
In fiscal year 2025, our top 10 customers, all of which are retailers, represented approximately 40% of our invoiced sales, and one customer provided in excess of 10% of our net sales in fiscal year 2025. Although orders are processed through purchase orders, as opposed to volume commitments, we have historically benefited from long-term relationships with our key customers, having a sales relationship for more than 20 years on average across our top 15 retail customers.
International
Substantially all of our invoiced sales occurred in the United States in fiscal year 2025, and we are focused on growing our business in the United States. Since substantially all of our business is in the United States, we believe we have more limited exposure to global economic conditions and foreign exchange fluctuations than companies with more substantial international sales and operations.
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
The salty snacking industry is competitive and includes a number of diverse participants. Our principal identified competitors include PepsiCo, Campbell’s, Mars, General Mills, Grupo Bimbo, Hershey’s, Hain Celestial, and Arca Continental, among others. Our products also compete with private label or retailer-branded salty snacks.
Historically, the salty snacks category has benefited from favorable competitive dynamics, including low private label penetration and category leaders who compete primarily via marketing and innovation. Importantly, as of December 28, 2025, we are the #2 brand platform in our Core Geographies, and our brands represent approximately 7% of total salty snacks category retail sales in our Core Geographies based on Circana data. As of December 28, 2025, in our Core Geographies, we have the #1 position in pork rinds with 18% of subcategory retail sales and the #2 position in cheese snacks with 7% of subcategory retail sales. We have the #3 position in pretzels, potato chips and tortilla chips with 13%, 11% and 4% of subcategory retail sales, respectively. We believe we have a strong and defensible position in our Core Geographies with a significant opportunity to enhance our national position by expanding sales in Expansion Geographies (where we represent 3.0% of category retail sales). As of December 28, 2025, we are the #3 salty snack brand platform in the U.S., representing 4.4% of total salty snacks category retail sales.
Notably, in 2025, approximately $2.9 billion of salty snack retail sales were generated by approximately 1,300 smaller competitors, each with retail sales of less than $200 million. We believe this fragmented group of smaller brands provides an attractive opportunity for us to expand our retail sales by either acquiring or gaining share from smaller regional or product-specific competitors.

Supply Chain
Sourcing. The principal ingredients used to manufacture our products include potatoes, oil, flour, wheat, corn, cheese, spices, and seasonings. Our primary packaging materials include flexible films and rigid containers, such as barrels, lids, cartons, and trays. All of our core ingredients are purchased according to rigorous standards to assure food quality and safety. We do not source any of our top 10 inputs under any single-supplier arrangement. As such, we have been able to make satisfactory alternative arrangements in the event of this interruption of supply from our suppliers. No single category of direct material purchases represented more than 10% of our Cost of Goods Sold in fiscal year 2025. In addition to raw ingredients and packaging, we source energy and liquid fuels for our manufacturing facilities and in-house distribution assets.
We utilize various buying strategies to mitigate the impact of changes in input prices, including fixed-price forward purchases as well as commodity hedging arrangements with third parties (particularly for energy, vegetable oils, wheat, and corn). A number of external factors such as weather, which may be impacted in unanticipated ways due to climate change, commodity market conditions, inflationary conditions and the effects of governmental, agricultural or other programs, including tariffs or other trade policies, may affect the cost and availability of raw materials and agricultural materials used in our products. Given that nearly all our input costs are sourced domestically and our manufacturing facilities are all in the United States, we continue to expect that recent tariff volatility will have a modest and manageable impact on our business in 2026. To provide greater visibility and mitigate risks, we typically look to enter into pricing arrangements covering a meaningful portion of our forecasted purchases over the next three to 18 months. As of December 28, 2025, we estimate that we have entered into pricing arrangements covering approximately 45% of our budgeted direct material needs in fiscal year 2026.
Manufacturing. As of December 28, 2025, we manufacture our products primarily through eight company-operated manufacturing facilities across the United States. These include three legacy Utz facilities and five facilities that were added over the last ten years from acquisition (for more details see Item 2 “Properties” in this Annual Report on Form 10-K for more details). Our facilities have the capacity to produce approximately 500 million pounds of salty snacks annually based on management’s estimate of available capacity, excluding weekly sanitation, over a seven-day work schedule, providing us with significant available capacity to accommodate increased sales. We believe this available capacity across our manufacturing footprint will enable us to leverage existing fixed costs to generate higher margins on incremental organic sales or acquired brands as well as generate potential future cost savings through consolidating our manufacturing footprint. Our manufacturing facilities are well-maintained, and we have a program to designed ensure appropriate maintenance capital expenditures are undertaken. While we are purposefully shifting toward moving manufacturing in-house, we also continue to utilize several co-manufacturers for certain products, with the most significant being our OTB branded tortilla chips as well as branded salsa and queso.
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
We have historically expanded the geographic reach of our distribution network from our Core Geographies, where we benefit from strong brand awareness and heritage, to our Expansion Geographies, where we have expanded both organically and through acquisitions. During the fiscal year ended December 28, 2025, we were able to expand our market share in our Expansion Geographies. We plan to continue to expand our distribution and sales of Branded Salty Snacks in these geographies, supported by our increased brand investments, expansion of our direct-to-customer and DSD distribution capabilities, and potentially through strategic acquisitions.
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

Direct-Store-Delivery: We are one of few scaled U.S. salty snack providers with extensive DSD capabilities. Within our DSD system, our IOs pick up products from our manufacturing facilities, distribution centers, storage facilities, or small bins and distribute and sell these products to retail stores within a geographic territory. Our DSD system provides service to both large and small customers, and it provides us a competitive advantage in expanding distribution, increasing shelf space, executing in-store merchandising activities, and ensuring products are fresh and available wherever consumers shop. Our DSD network includes approximately 2,500 routes reaching over 84,700 retail stores in 2025. While we expect to have a small number of routes under the ownership of the Company as we acquire and re-sell routes as part of our normal operations, as of December 28, 2025, substantially all of our DSD routes are managed by IOs. Over the last several years, we have converted from a predominately company-owned route sales professionals ("RSP") model toward the use of IOs. We believe this transition benefits us by creating motivated IOs and a more variable cost structure for our company. (See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of Utz Brands Holdings — Recent Developments and Significant Items Affecting Comparability — Independent Operator Conversions” for more details).
Third Party Distributors: We also use third-party distributors in certain regions where their capabilities enhance the cost effectiveness and reach of our overall distribution system. For third-party distributors, we either ship products directly from our facilities to their distribution centers or allow them to pick up products directly from our facilities. The distributors are then responsible for selling our products to our customers and ensuring optimal retail presence within the stores they serve, utilizing both DTW and DSD capabilities. Our third-party distributors operated an additional approximately 400 DSD-style routes, reaching over 12,000 retail stores during fiscal year 2025.
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
Food Safety and Quality: Food safety and quality are top priorities and we dedicate substantial resources in an effort to ensure that consumers receive consistently safe and high-quality food products. Our products are manufactured in facilities that have programs and controls in place regarding consistent quality and food safety. These comprehensive programs include Safe Quality Food (SQF) certifications and Good Manufacturing Practices (GMPs) that are designed to produce a safe, wholesome product. Our suppliers are required to have similarly robust processes in place and confirm their compliance for shipments of all ingredients to be used in our products. Finally, in addition to real-time product testing during production, we frequently monitor product attributes including taste, aroma, texture, and appearance, and random samples of finished goods are regularly sent to third-party laboratories for testing and verification.
Human Capital Resources
Our values lead the way we work and are rooted in over a century of heritage that focuses on our people. Acting with respect, working collaboratively and in an integrated way, focusing on ownership and accountability, and continuously pursuing excellence are core values that have underpinned our success in attracting, engaging, and developing our associates. Our Board of Directors (“Company Board”), Company Board committees, and Executive Leadership management oversee various associate initiatives including compensation and benefits programs, succession planning, leadership development, and our community focus initiatives. We aim to both attract and engage a qualified workforce through competitive compensation and benefits, training and development opportunities, as well as through listening initiatives designed to uncover opportunities to improve the ways we work.
Community
We recognize that perspectives and backgrounds of our associates are vital to maximize our performance, and by embracing a workplace where every associate feels that they are valued and that they can contribute not only to our success, but to their success as well, we believe that we are able to provide high-quality products for our consumers, drive efficiencies for our business and business partners, and improve our results for our stockholders.
To foster a work environment that values all people, Utz partnered with a nationally recognized consulting firm to help develop a comprehensive strategy, which includes various aspects of human resources, including recruiting, training, and leadership development. We initially developed and executed a three year strategy that was successful and have since built on that strategy that includes various initiatives, projects and actions that have yielded positive results.

As of our 2024 ESG report published in August 2025, women comprised 34% of our senior leadership roles, up from 27% in 2023. People of color comprised 13% of our senior leadership roles, up from 10% in 2023. We attribute these increases to our ongoing efforts to promote talented internal candidates and recruit qualified candidates from the varying communities in which our products are sold.
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
•Short term and long term disability to provide partial wage protection for up to 13 weeks;
•Health savings accounts offering employer match;
•Employee Stock Purchase Plan;
•Free wellness and disease management programs, health advocacy partner and associates assistance programs;
•Free virtual primary care telehealth visits for all eligible associates and dependents;
•401(k) plan with competitive company match; and
•Annual bonus program or profit sharing program for eligible associates.
Associate Headcount
As of December 28, 2025, we employed approximately 3,100 full-time associates and 200 part-time associates.
Over the last several years, we have meaningfully reduced our number of full-time associates and our selling, general and administrative expenses through our business transformation initiatives, particularly our DSD shift from RSPs to IOs and the associated restructuring of our sales management and corporate organization structure (see “— Supply Chain — Distribution” and "Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations of Utz Brands Holdings — Recent Developments and Significant Items Affecting Comparability —Independent Operator Conversions” for more information). Additionally, we have reduced the number of associates and operating expenses through several network optimization initiatives that reduced our plant footprint by three plants in fiscal year 2023 and consolidated certain of our transportation and warehousing operations. In the first quarter of fiscal year 2024, we further reduced our number of full-time associates and our selling, general and administrative expenses through our business transformation initiatives, including the Good Health and R.W. Garcia Sale and Manufacturing Facilities Sale, which further reduced our plant footprint by an additional five plants.
Sustainability
We recognize the importance of ESG issues for all stakeholders. We use leading ESG and sustainability frameworks and guiding principles, such as the Sustainability Accounting Standards Board ("SASB"), the Task Force on Climate-related Financial Disclosures ("TCFD") and the U.N. Sustainable Development Goals ("SDGs"), as well as stakeholder engagement to inform our ESG program. We recognize our responsibility to uphold the Company’s founding values, which for more than 100 years, have centered on working ethically, responsibly, and with integrity to benefit all of our stakeholders. We consistently look for ways to make a positive difference for our associates and customers and in the communities in which we operate. By collaborating with stakeholders, including associates, consumers, business partners, suppliers, stockholders and customers, we are taking the necessary steps to become a more sustainable company. We believe that it is in our stakeholders’ best interests that we place safety-focused, sustainability-minded, and transparent best practices at the heart of our operations. With this stakeholder framework, in 2020 we formed our ESG Committee, composed of subject matter experts from across our operations, including facilities management, packaging innovation, human resources, corporate governance, legal affairs and communications.
We released our 2024 ESG Report in August 2025, which outlines our strategic priorities for ESG matters and the continued growth of our sustainability program. To learn more about our sustainability goals, progress and initiatives, access the ESG Report by clicking “ESG” on our Investor Relations website at www.investors.utzsnacks.com. See “Available Information” below for additional information regarding our website.

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
We believe the protection of our intellectual property, particularly our trademarks, trade dress, trade secrets, copyrights and domain names, is important to our success. We aggressively protect our intellectual property rights by, among other methods, relying on a combination of watch services and enforcement under intellectual property laws and through the domain name dispute resolution system.
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
We also license certain third-party brand names for use on our products, including HeluvaGood, Grillo’s Pickles, Mike's Hot Honey, and others. We use these trademarks in connection with production and distribution of snack products to be sold under the trademarked labels. Under some of the agreements governing our use of such trademarks, we are required to make guaranteed annual royalty payments. Sales under our trademark licensing agreements represent approximately 1% of our 2025 invoice sales.
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
Due to the competitive landscape in the snack food industry, price increases for our products that we initiate or failure to effectively advertise and promote our products may negatively impact our financial results if not properly implemented or accepted by our customers, IOs, third-party distributors or consumers. Substantial advertising and promotional expenditures may also be required to maintain or improve our brands’ market position or to introduce a new product to the market, and participants in our industry may be engaging in new advertising trends or channels which we are not. Historically, we have offered a variety of sales and promotion incentives to our customers, IOs, third-party distributors and consumers, such as price discounts, consumer coupons, volume rebates, cooperative marketing programs, product placement fees and in-store displays, often in connection with seasonal social events, holidays and sporting events. The promotional environment has intensified in recent years, including but not limited to robust promotional launches, and we have been, and may in the future be, limited in our ability to increase prices or adjust product sizes sufficiently on a timely basis, or at all, in order to offset increased input costs, such as raw materials, packaging, energy, freight, labor, and overhead costs or other expenditures, such as advertising and promotion costs, which has the effect of reducing overall sales volume, revenue and operating profit. In addition, advertising and promotional expenditures may be ineffective if consumers prioritize price over other factors and purchase lower-cost alternatives, such as private label, generic or store branded products.
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
As retail customers continue to consolidate and our retail customers grow larger and become more sophisticated, our consolidated retail customers may demand lower pricing and increased promotional programs. If we lower our prices or increase promotional support for our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected. In addition, our customers offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to their own products or the products of our other competitors. In the future, our customers may not continue to purchase our products or provide our products with adequate levels of promotional support. It is also possible that our customers may replace our branded products with private label products.
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
In order to sell our branded products, we need to maintain a good reputation with our stakeholders, including our customers, consumers, IOs, third-party distributors, suppliers, vendors, associates and equity holders, among others. Issues related to the quality and safety of our products, including with respect to the packaging, labeling, and processing of our products, could jeopardize our image and reputation. Demand for our products could also be affected by consumer concerns regarding the health effects of nutrients or ingredients in any of our products or the overall sustainability or impact of our products and their packaging on the environment. Negative publicity related to these types of concerns, or related to product contamination or product tampering, whether valid or not and which may not be in our control, could decrease demand for our products or cause production and delivery disruptions. In addition, negative publicity related to our ESG practices, including any ESG-related goals we may set and our progress toward them, any backlash or other implications from the recent “anti-ESG” movement, and any positions, or perceived positions, taken by us on sensitive social or political issues could also impact our reputation with customers, consumers, IOs, third-party distributors, suppliers, vendors, associates and equityholders, among others. Social media has rapidly exacerbated the speed with which negative information or misinformation is disseminated to the consumer population. Further, the costs associated with addressing these potential issues, as well as the potential impact on our ability to sell our products, could negatively affect our operating results.
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
Our DTW network system relies on a significant number of brokers, wholesalers and logistics companies to deliver our products to approximately 1,100 retailer distribution centers as of the end of our 2025 fiscal year. The ability to maintain a DTW system depends on a number of factors, many of which are outside of our control. Some of these factors include: (i) the level of demand for the brands and products which are available in a particular area surrounding a retailer distribution center; (ii) the ability to price products at levels competitive with those offered by competing producers and at prices that consumers will purchase our products; and (iii) our ability and the ability of third-party logistics companies to deliver products in the quantity and at the time ordered by brokers, wholesalers and retail customers. We may not be able to mitigate the risks related to all or any of these factors in any of our current or prospective geographic areas. To the extent that any of these factors have an adverse effect on our relationships with our brokers, wholesalers or third-party logistics companies, thus limiting maintenance and expansion of the sales market, our revenue and financial results may be adversely impacted.
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
At the end of fiscal year 2025, our DSD network and regional third-party distributor network relied on approximately 2,500 IOs and third-party distributors covering approximately 400 DSD-style routes, in addition to our RSPs for the distribution and sale of our branded products and some private label products. In order to purchase from us the exclusive right to deliver our products to retail customers in a specific territory, IOs and third-party distributors must make a commitment of capital or obtain financing to purchase such rights and other equipment to conduct their business. Certain financing arrangements, through third-party lending institutions, are made available to IOs and require us to repurchase the rights granted to an IO in the event the IO defaults on its loan; we are then required to collect any shortfall from the IO to the extent possible. The inability of the IOs to make timely payments on their financing arrangements could require us to make payments on such financing arrangements pursuant to any guarantee agreements we have in place with such IOs’ third-party lenders. If we are required to make payments under such guarantees upon default by our IOs of a significant amount under their financing arrangements, the aggregate amount of such payments could have an adverse effect on our financial results.
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
Our results of operations and profitability may continue to be adversely affected by inflation, including from rising labor costs, and we may not be able to effectively offset such inflation and volatility.
Many aspects of our business have been, and may continue to be, directly affected by inflationary pressures and volatile commodity and other input costs. Our input costs increased significantly in fiscal years 2021 and 2022; while input costs have since stabilized, many of our ingredients and packaging inputs and logistical costs remain elevated compared to historical levels.

Commodities and ingredients are subject to price volatility which can be caused by commodity market fluctuations, crop yields, seasonal cycles, weather conditions, temperature extremes and natural disasters (including due to the effects of climate change), pest and disease problems, changes in currency exchange rates, imbalances between supply and demand, and government programs and policies, among other factors. Many of our ingredients, raw materials and commodities are purchased in the open market, and some are only available from a limited number of suppliers. The prices we pay for such items are subject to fluctuation. While we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including options and futures, if commodity price changes result in unexpected or significant increases in raw materials and energy costs, we may be unwilling or unable to increase our product prices or unable to effectively hedge against commodity price increases to offset these increased costs without suffering reduced volume, revenue, margins and operating results. In addition, certain of the derivatives used to hedge price risk do not qualify for hedge accounting treatment and, therefore, can result in increased volatility in our net earnings in any given period due to changes in the spot or market prices of the underlying commodities. Volatile fuel costs also translate into unpredictable costs for the products and services we receive from our third-party providers including, but not limited to, distribution costs for our products and packaging costs.
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
Additionally, laws and regulations and interpretations thereof that affect our business may change, sometimes dramatically, as a result of a variety of factors, including political, economic or social events. Such changes may involve laws or regulations relating to food, drugs, product labeling, advertising and marketing, portion sizes, nutrition, benefit programs (including any changes to governmental subsidies provided to our consumers such as SNAP in the United States, farming, the environment, taxation, consumer protection, anti-corruption, transportation, employment and labor, data privacy and cybersecurity, export controls, pricing, or competition. New laws, regulations or governmental policies and their related interpretations, or changes in any of the foregoing, including taxes or other limitations on the sale of our products, ingredients contained in our products or commodities used in the production of our products, may alter the environment in which we do business and, therefore, may impact our operating results or increase our costs or liabilities.

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
The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities, and the net carrying value of other intangibles represents the fair value of trademarks, customer relationships, route intangibles and other acquired intangibles. Pursuant to U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to perform impairment tests on our goodwill and indefinite-lived intangible assets annually, or at any time when events occur, which could impact the value of our reporting unit or our indefinite-lived intangibles. These values depend on a variety of factors, including the success of our business, market conditions, earnings growth and expected cash flows. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital or lower than expected sales and profit growth rates. In addition, if we see the need to consolidate certain brands, we could experience impairment of our trademark intangible assets. There were no adjustments for impairments recorded in fiscal years 2025, 2024 or 2023. Significant and unanticipated changes in our business could require additional non-cash charges for impairment in a future period which may significantly affect our financial results in the period of such charge. For additional information regarding impairments to our goodwill and intangible assets, see Goodwill and Indefinite-Lived Intangible Assets under Critical Accounting Policies and Estimates within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6. Goodwill and Intangible Assets, Net within the Audited Financial Statements.
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
As of December 28, 2025, we had borrowed an aggregate of $687.5 million subject to variable interest rate terms. In the future, we may have additional debt outstanding with exposure to interest rate risk. As a result, we may be adversely impacted by fluctuating interest rates. Also, as of December 28, 2025, we held derivative instruments whose market values are subject to changes in the Secured Overnight Financing Rate (“SOFR”). These derivative instruments have resulted, and may continue to result, in volatility in our financial results due to interest rate fluctuations.
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
We had 87,509,774 shares of Class A Common Stock outstanding as of December 28, 2025, many of which may be freely resold by the holder of such shares or which have been registered by us for resale on a registration statement. We have also registered up to 9,500,000 shares of Class A Common Stock that we may issue under the Utz Brands, Inc. 2020 Omnibus Equity Incentive Plan (as amended, the “2020 Plan”), 1,500,000 shares of Class A Common Stock that we may issue under the Utz Brands, Inc. 2021 Employee Stock Purchase Plan, and 1,557,941 shares of Class A Common Stock that we may issue under the Utz Quality Foods, LLC 2020 Long-Term Incentive Plan. To the extent such shares have vested or vest in the future (and settle into shares, in the case of restricted stock units), they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
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
Pursuant to the TRA, we are required to pay to the Noncontrolling Interest Holders 85% of the tax savings that we realized as a result of increases in tax basis in UBH’s assets as a result of our 2020 business combination, future exchanges of the Common Company Units for shares of Class A Common Stock (or cash), and certain other tax attributes of UBH, and tax benefits attributable to payments under the TRA, and those payments may be substantial.
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
Delaware law, our Certificate of Incorporation, Bylaws, and certain other agreements contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our Certificate of Incorporation and the General Corporation Law of the State of Delaware (the “DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Company Board and therefore depress the trading price of our Class A Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Company Board or taking other corporate actions, including effecting changes in management. Among other things, our Certificate of Incorporation and Bylaws include provisions regarding:
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

•The ability of the Company Board to amend our Bylaws, which may allow the Company Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our Bylaws to facilitate an unsolicited takeover attempt; and
•Advance notice procedures with which stockholders must comply to nominate candidates to the Company Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Company Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Company Board or management.
In addition, as a Delaware corporation, we will generally be subject to provisions of Delaware law, including the DGCL. Although we elected not to be governed by Section 203 of the DGCL, certain provisions of our Certificate of Incorporation will, in a manner substantially similar to Section 203 of the DGCL, prohibit certain of our stockholders (other than certain stockholders who are specified in that certain Investor Rights Agreement initially entered into by UBI and certain of its stockholders in connection with the 2020 business combination (as amended, the "Investor Rights Agreement")) who hold 15% or more of our outstanding capital stock from engaging in certain business combination transactions with us for a specified period of time unless certain conditions are met.
Any provision of our Certificate of Incorporation, Bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for the our Class A Common Stock or Class V Common Stock (collectively, without duplication, “Common Stock”).
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
Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other associates.
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, other associates, agents or stockholders to us or our stockholders, or any claim for aiding and abetting such alleged breach, (iii) any action asserting a claim against us or any of our current or former directors, officers, other associates, agents or stockholders (a) arising pursuant to any provision of the DGCL, our Certificate of Incorporation (as it may be amended or restated) or our Bylaws or (b) as to which the DGCL confers jurisdiction on the Delaware Court of Chancery or (iv) any action asserting a claim against us or any of our current or former directors, officers, other associates, agents or stockholders governed by the internal affairs doctrine of the law of the State of Delaware shall, as to any action in the foregoing clauses (i) through (iv), to the fullest extent permitted by law, be solely and exclusively brought in the Delaware Court of Chancery; provided, however, that the foregoing shall not apply to any claim (a) as to which the Delaware Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Delaware Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Delaware Court of Chancery, or (c) arising under federal securities laws, including the Securities Act as to which the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum. Notwithstanding the foregoing, the provisions of Article XII of our Certificate of Incorporation will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum.

Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our Certificate of Incorporation. If any action the subject matter of which is within the scope of the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.
This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, stockholders, agents or other associates, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Certificate of Incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and the Company Board.
Certain of our significant stockholders and Utz Brands Holdings members whose interests may differ from those of our other stockholders have the ability to significantly influence our business and management.
Pursuant to the Investor Rights Agreement, certain founder members of Collier Creek Partners LLC ("Sponsor"), the sponsor of Collier Creek Holdings ("CCH") and their family members (the “Founder Holders”), a representative of the Sponsor (the “Sponsor Representative”), the Noncontrolling Interest Holders and the independent directors of CCH at the closing of the 2020 business combination in connection with the 2020 business combination, agreed to nominate, subject to certain step-down provisions, a certain number of Noncontrolling Interest Holders' nominees recommended by the Noncontrolling Interest Holders and Sponsor Nominees recommended by the Sponsor Representative. Further, under the Investor Rights Agreement, since the Company Board increased the number of directors above ten, so long as the Founders Holders or Noncontrolling Interest Holders own at least 75% of the economic interest in us that were held by such party immediately following the 2020 business combination (a “Qualified Party”), at least one representative of such Qualified Party serving on the Company Board must approve each action of the Company Board. Accordingly, the Noncontrolling Interest Holders and the successors to the Sponsor are able to significantly influence the approval of actions requiring Company Board approval through their voting power. Such stockholders retain significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, the Noncontrolling Interest Holders and the successors to the Sponsor could influence whether acquisitions, dispositions and other change of control transactions are approved. Additionally, for so long as the Noncontrolling Interest Holders hold at least 50% of the economic interests held in us and UBH as of closing of the 2020 business combination (without duplication), they will have consent rights over certain material transactions with respect to us and our subsidiaries, including UBH.
The successors to the Sponsor and each of their affiliates engage in a broad spectrum of activities, including investments in the financial services and technology industries. In the ordinary course of their business activities, the successors to the Sponsor and each of their affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our Certificate of Incorporation provides that none of the successors to the Sponsor, any of their respective affiliates or any director who is not employed by us (including any non-employee director who serves as one of its officers in both director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The successors to the Sponsor and any of their respective affiliates also may pursue, in their capacities other than as members of the Company Board, acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, the successors to the Sponsor may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.
Item 1B. Unresolved Staff Comments
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2025 fiscal year and that remain unresolved.
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
Our cybersecurity risk management program includes a Security Incident Response Plan (“SIRP”). Our SIRP provides the Company with the capability of planning, identifying, containing, and tracking cybersecurity incidents experienced by us or our third party service providers. Our SIRP was established to reduce or minimize the impact of cybersecurity incidents on our networks, IT systems, users or business processes. The execution of our SIRP is led by the Head of Corporate IT in conjunction with our Security Incident Response Team, comprised of network, system administrators and cybersecurity experts, who, in the event of incident, together perform a damage assessment, deliver impact notifications and implement containment procedures depending upon the incident. In addition, we also engage third parties on an as needed basis to assess our cybersecurity practices and procedures.
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
For the fiscal year ended December 28, 2025, we are not aware of any cybersecurity incidents or risks from cybersecurity incidents that have materially affected or were reasonably likely to materially affect our business strategy, results of operations or financial condition. We cannot guarantee that we may not experience any cybersecurity incidents or risks related to cybersecurity incidents in the future.
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
Periodically throughout the year, the Head of Corporate IT briefs the Audit Committee and Board on cybersecurity activities and long-term cybersecurity strategies, as well as general cybersecurity trends that could have a material impact on the Company. At any time, the Company Board members may raise concerns regarding the Company’s cybersecurity posture and recommend future changes to controls or procedures.
Our Audit Committee is also responsible for the oversight of risks from cybersecurity threats. Our Head of Corporate IT, Chief Financial Officer, and Security Incident Response Team provide regular updates to the Audit Committee of the Company Board on cybersecurity risks. Through these updates, the Audit Committee receives information on the status of key cybersecurity activities such as email phishing, event logging and data encryption, among others. Information regarding relevant cybersecurity training is provided as well.

Our Head of Corporate IT leads our management team in assessing and managing our response to cybersecurity threats and incidents. The Head of Corporate IT has a Bachelor of Science degree in Electrical Engineering with over 30 years of experience in IT and 9 years managing IT Infrastructure and Security at Utz. The primary responsibility of the management team with respect to cybersecurity risk is managing our overall cybersecurity risk management program and supervising both our internal cybersecurity personnel and our retained external cybersecurity consultants, and working with all divisional, manufacturing, and functional teams on cybersecurity issues. The management team’s efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents are enhanced by monthly and quarterly briefings from internal security personnel, by receipt of threat intelligence and other information obtained from governmental, public or private sources, including external consultants, periodic assessments against the NIST CSF and through alerts and reports produced by security tools deployed in our IT environment. In the event a cybersecurity incident meets certain predetermined criteria, the management team along with the Security Incident Response Team would engage the Company Board.
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
At December 28, 2025, we operated eight primary manufacturing sites located in Algona, Washington; Goodyear, Arizona; Grand Rapids, Michigan; Wilkes-Barre, Pennsylvania; Hanover, Pennsylvania; and Kings Mountain, North Carolina.
At December 28, 2025, we also operated 23 owned warehousing and distribution centers across the United States. These facilities supplement the warehousing and distribution capabilities co-located at our manufacturing facilities to ensure cost efficient delivery and timely access to products by our customers and DSD distributors. In total, we own approximately 31 properties in the United States that include manufacturing locations, warehouses, and office locations.
At December 28, 2025, we leased approximately 200 properties in the United States, which include warehouse locations, offices and small storage bins. We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs. Though we believe that our facilities are sufficient to meet our current needs, we believe that suitable additional space will be available as and when needed to maintain and support our ongoing business needs.
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
Our Class A Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol “UTZ”. As of February 10, 2026, the closing price for our Class A Common Stock was $11.09.
Market price information regarding our Class V Common Stock and Common Company Units is not provided because there is no public market for our Class V Common Stock or our Common Company Units. Subject to certain timing restrictions, one Common Company Unit can be exchanged, together with the forfeiture of one share of Class V Common Stock, for a share of Class A Common Stock.

Holders
As of February 10, 2026, there were 28 holders of record of our Class A Common Stock and two holders of record of our Class V Common Stock. The number of record holders does not include beneficial owners of our securities whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
Dividends
Our Company Board has adopted a dividend policy, pursuant to which we will make quarterly dividends on the Class A Common Stock, to the extent our Company Board determines that we have available cash, available borrowings and other funds legally available therefore, taking into account the retention of any amounts necessary to satisfy our obligations that will not be reimbursed by Utz Brand Holdings, LLC, an affiliate of the Company ("UBH"), taxes and obligations under the TRA (as defined below), and any restrictions contained in any applicable bank financing agreement by which we or our subsidiaries are bound. We declared $22.7 million, $22.6 million and $18.5 million in cash dividends on our Class A Common Stock in fiscal years 2025, 2024 and 2023, respectively. The annual dividend rate on our Common Stock in fiscal years 2025, 2024 and 2023 was $0.257 per share which includes special dividends of $0.011, $0.270 per share which includes special dividends of $0.032 and $0.228 per share, respectively.
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

Performance
The following graph compares the total shareholder return from December 31, 2020 through December 28, 2025, of (i) our Class A Common Stock, (ii) the Standard and Poor's 500 Stock Index (“S&P 500 Index”) and (iii) the Standard and Poor’s ("S&P") 1500 Packaged Foods & Meats Index. The stock performance graph and table assume an initial investment of $100 on December 31, 2020, and that all dividends of the S&P 500 Index and S&P 1500 Packaged Food & Meats Index, were reinvested. The performance graph and table are not intended to be indicative of future performance. The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Comparison of Cumulative Return*
$200.00
$150.00
$100.00
$50.00
$—
12/31/20
07/04/21
01/02/22
07/03/22
01/01/23
07/02/23
12/31/23
06/30/24
12/29/24
06/29/25
12/28/25
Utz Brands, Inc
S&P 500 Index
S&P 1500 Packaged Foods & Meats Index

*Assumes $100 was invested on December 31, 2020, trading on the NYSE under the ticker symbol UTZ.
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
Our fiscal year end is the Sunday closest to December 31. Our fiscal year 2023 ended December 31, 2023 and was a fifty-two-week fiscal year, our fiscal year 2024 ended December 29, 2024 and was a fifty-two-week fiscal year and our fiscal year 2025 ended December 28, 2025 and was a fifty-two-week fiscal year. Our fiscal quarters are comprised of thirteen weeks each, except for fifty-three-week fiscal periods for which the fourth quarter is comprised of fourteen weeks, and end on the thirteenth Sunday of each quarter (fourteenth Sunday of the fourth quarter, when applicable).
Overview
We were founded in 1921 in Hanover, Pennsylvania and benefit from over 100 years of brand awareness and heritage in the salty snack industry. We are a leading United States manufacturer of branded salty snacks, producing a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, pork skins, pub/party mixes and other snacks. Our iconic portfolio of authentic, craft and “better-for-you” ("BFY") brands includes Utz®, On The Border®, Zapp’s®, Boulder Canyon®, Golden Flake®, Hawaiian® Brand and Miguelito's!®, among others, and enjoys strong household penetration in the United States, where our products can be found in approximately 50% of U.S. households as of December 28, 2025. As of December 28, 2025, we operate eight primary manufacturing facilities across the United States with a broad range of capabilities. As part of Utz's ongoing supply chain transformation, the Company made the strategic decision to consolidate its manufacturing footprint from eight primary manufacturing facilities to seven, with the planned closure of its Grand Rapids, Michigan manufacturing facility. Our products are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors and approximately 2,500 direct-store delivery ("DSD") routes. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2025 retail sales, we are the second-largest producer of branded salty snacks in our collective core geographies of Alabama, Connecticut, Delaware, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Vermont, Virginia, Washington, and West Virginia (our “Core Geographies”), where we have acquired strong regional brands and distribution capabilities in recent years.
Key Developments and Trends
Our management team monitors a number of developments and trends that could impact our revenue and profitability objectives.
Growth Strategy - We have a long-term growth strategy focusing on various initiatives and have experienced share gains in our geographies in the United States other than our Core Geographies (the "Expansion Geographies") over the past ten consecutive quarters with retail volumes and retail sales being up by 6.7% and 7.8%, respectively, for the fiscal year ended December 28, 2025 versus the comparable prior year period. Our portfolio strategy is focused on accelerating investments in marketing and innovation to drive top-line growth and achieve share gains in the attractive salty snack category. We plan to further penetrate the Expansion Geographies and untapped channels and customers by further expanding our Branded Salty Snacks, comprised of our Power Four Brands, consisting of our flagship Utz® brand, On the Border®, Zapp's®, and Boulder Canyon®, along with our other brands including Golden Flake®, Miguelito's!®, Hawaiian®, Bachman®, Tim's Cascade®, Dirty Potato Chips®, TGI Fridays®, and Vitner's®, in Expansion Geographies, as well as maintaining our share in our Core Geographies. Our Core Geographies retail volumes and retail sales were up 0.6% and down 0.7%, respectively, for the fiscal year ended December 28, 2025 versus the comparable prior year period.
Long-Term Demographics, Consumer Trends, and Demand – We participate in the $42 billion U.S. salty snack category, within the broader approximately $148 billion market for U.S. snack foods as of December 28, 2025, based on Circana data. In the last few years snacking occasions have held relatively stable as consumers continue to seek out convenient, delicious snacks for both on-the-go and at-home lifestyles. A 2025 study from Circana cites that 48.8% of consumers snack three or more times a day, up 2.7 points versus 2024. While the category has seen recent softness due to the impact of pricing made throughout the industry, we believe the salty snacks category will continue to benefit from favorable dynamics including low private label penetration as well as category leaders competing primarily in marketing and innovation. We expect these consumer trends to continue to drive consistent retail sales for salty snacks in the long term.

For the fiscal year ended December 28, 2025 , U.S. retail sales for salty snacks based on Circana data decreased by 0.5% versus the comparable prior year period while Utz's retail sales increased 2.9%.
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
Operating Costs – Our operating costs include raw materials, labor, manufacturing overhead and selling, general and administrative expenses. We manage these expenses through annual cost saving and productivity initiatives, sourcing and hedging programs, pricing actions, refinancing and tax optimization. Additionally, we maintain ongoing efforts led to expand our profitability, including implementing significant reductions to our operating cost structure in both supply chain and overhead costs.
Financing Costs and Exposure to Interest Rate Changes – As of December 28, 2025, we had $687.5 million in variable rate indebtedness, down from $690.1 million as of December 29, 2024. As of December 29, 2024, our variable rate indebtedness was benchmarked to the Term SOFR Screen Rate (“SOFR”). As of December 28, 2025, we have existing interest rate swaps totaling $577.6 million of debt. Our interest rate hedge strategy has limited some of our exposure to changes in interest rates. We regularly evaluate our variable and fixed-rate debt. In September 2025, the Company terminated the previously existing swap agreement associated with the Term Loan B (as defined below), resulting in the receipt of cash proceeds totaling $12.1 million. In addition, on the same date, the Company entered into a new interest rate swap agreement with a notional amount of $500.0 million. This agreement is scheduled to mature on December 31, 2028. Under the terms of this agreement, the Company is obligated to make periodic payments at the fixed interest rate of 3.23%, while receiving periodic payments based on the one-month SOFR from the counterparty. As of December 28, 2025, our interest rate swaps were carried as a net liability on our balance sheet totaling $0.5 million. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the fiscal year ended December 28, 2025 was 5.6%, down from 5.9% during the fiscal year ended December 29, 2024. On January 29, 2025, the Company amended its Term Loan B to refinance in full all of the $630.3 million outstanding term loans thereunder, reduce the interest rate from SOFR plus the applicable rate of 2.75% to SOFR plus the applicable rate of 2.50% and extend the maturity date from January 20, 2028 to January 29, 2032, as well as to make certain other changes. We have used interest rate swaps to help manage some of our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 10. Long-Term Debt and Note 11. Derivative Financial Instruments and Purchase Commitments to our Audited Financial Statements for additional information on debt and derivative activity. The Company has experienced the effect of increased interest rates on the portion of its debt that is not hedged and a further increase in interest rates could negatively impact our net income.
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

Recent Developments and Significant Items Affecting Comparability
Acquisitions and Dispositions
On February 5, 2024, the Company sold certain assets and brands to affiliates of Our Home™, an operating company of Better-for-You brands (“Our Home”). Under the agreement, affiliates of Our Home purchased the Good Health and R.W. Garcia brands, and the Lincolnton, NC and Lititz, PA manufacturing facilities and certain related assets, and assumed the Company’s Las Vegas, NV facility lease and manufacturing operations (the "Good Health and R.W. Garcia Sale"), for $167.5 million, subject to customary adjustments. See Note 2. Divestitures to our Audited Consolidated Financial Statements. On April 22, 2024, the Company also sold to Our Home its Berlin, PA and Fitchburg, MA manufacturing facilities and certain related assets, including certain inventory (the “Manufacturing Facilities Sale”).
The Company and Our Home were operating under transition services agreements related to each of the Good Health and R.W. Garcia Sale and the Manufacturing Facilities Sale, which expired during the first half of 2025. For the greater part of fiscal year 2025, the parties operated under reciprocal co-manufacturing agreements. Although Our Home remains involved in the manufacturing of certain products of the Company, the Company no longer manufactures products for Good Health. Certain Good Health products continue to be distributed and sold on the Company's DSD network for Our Home, pursuant to a distribution agreement. The Company received approximately $18.7 million in advance from Our Home for certain services under these agreements, which the Company recognized through income from operations over the terms of the transition services and co-manufacturing agreements.
As part of its ongoing supply chain transformation, the Company announced in July 2025 the strategic decision to consolidate its manufacturing footprint with the closure of its Grand Rapids, Michigan manufacturing facility. This decision is a key component of the Company’s long-term strategic roadmap, is expected to generate cost savings and should enable the Company to allocate more volume to its larger, more efficient facilities, while driving fixed cost leverage and enhanced automation capabilities across its remaining network. In addition to the expected cost savings, the Company expects the optimized footprint will support its ongoing geographic expansion. In December 2025, the Company sold its Grand Rapids, MI manufacturing facility; however the Company has subsequently executed a lease agreement with the acquirer and presently maintains ongoing operations at the facility. See Note 5. Property, Plant and Equipment, Net.
In September 2025, the Company announced a multi-phase project aimed at upgrading facilities across its Hanover, PA campus. The project includes upgrading the Company's headquarters and transforming it into a modern employee hub as well as other upgrades. As part of this project, the Company intends to sell three buildings located in Hanover, PA. See Note 5. Property, Plant and Equipment, Net.
As part of the California expansion strategy, in October 2025, the Company acquired Insignia International’s DSD distribution assets. The transaction includes DSD routes across California and the Midwest, along with select related assets. This acquisition accelerates Utz’s expansion in California, a key growth geography that represents the largest U.S. market for salty snacks with $4.2 billion in retail sales based on Circana data.
During the fiscal year ended December 29, 2024, the Company bought out and terminated the contracts of multiple third-party distributors who had previously been providing services to the Company. These transactions, which were accounted for as contract terminations and asset purchases, resulted in expense of $2.1 million for the fiscal year ended December 29, 2024 and are included within selling on the Consolidated Statements of Operations and Comprehensive Income (Loss) for such periods.

Product Innovation
Investments in new product innovation support three focus areas that are rooted in the consumer and tied to our portfolio and brand strategy: Expanding Positive Choices, Delivering Craveable Flavor, and Capturing Occasions. Within Expanding Positive Choices, recent focus has been on Boulder Canyon, a brand offering solutions for consumers seeking great tasting BFY snacks via BFY oils such as avocado oil and olive oil. Innovation contributed to Boulder Canyon® increases with the launching of new flavors that capitalized on the hot & spicy trend and by entrance into the cheese snack subcategory. Boulder Canyon® gained share for the fiscal year ended December 28, 2025 versus the comparable prior year period with growth of 180.5% per Circana. In the natural channel, Boulder Canyon growth was 36.9% for the fiscal year ended December 28, 2025, per Spins. Within Delivering Craveable Flavor, we recently addressed consumer desire for flavor exploration with innovation across brands and snacking subcategories via our seasoned pretzels and new potato chip flavor offerings in both our Utz and Zapp’s brands. Within Capturing Occasions, we recently introduced a portfolio of variety/multipacks across our Power Four Brands, consisting of our flagship Utz® brand, On The Border®, Zapp’s®, and Boulder Canyon®, and our Targeted Brands, consisting of Golden Flake®, Miguelito's®, Hawaiian®, Bachman®, Tim's Cascade®, Dirty Potato Chips®, and TGI Fridays®. During the third quarter of 2025, we announced our commitment to remove Food, Drug & Cosmetic colors from our portfolio of products before the end of 2027. While we do not currently anticipate a significant impact to our input costs in our efforts to meet this commitment, our net sales, market share, or results of operations could be adversely affected if we are unsuccessful in our efforts to continue to satisfy consumer preferences.
Supply and Commodity Trends
We regularly monitor worldwide supply and commodity costs so that we can cost-effectively secure ingredients, packaging and fuel required for production. A number of external factors such as weather, which may be impacted in unanticipated ways due to climate change, commodity market conditions, inflationary conditions and the effects of governmental, agricultural or other programs, including tariffs or other trade policies, may affect the cost and availability of raw materials and agricultural materials used in our products. Given that nearly all our input costs are sourced domestically and our manufacturing facilities are all in the United States, we continue to expect that recent tariff volatility will have a modest and manageable impact on our business in 2026. We address commodity costs primarily through the use of buying-forward, which locks in pricing for key materials between three and 18 months in advance. Other methods include hedging, net pricing adjustments to cover longer term cost inflation, and manufacturing and overhead cost control. Our hedging techniques, such as forward contracts, limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Commodity cost increases may adversely impact our net income. Although we have experienced some ingredient cost deflation, we continue to experience rising costs related to fuel and freight rates as well as rising labor costs both of which have negatively impacted profitability. Transportation costs have been on the rise and may continue to rise and adversely impact net income. The Company looks to offset rising costs through increasing manufacturing and distribution efficiencies as well as through price increases to our customers, although it is unclear whether historic customer sales levels will be maintained at these higher prices (See "Key Developments and Trends - Long-Term Demographics, Consumer Trends, and Demand" and "Key Developments and Trends - Competition"). Due to competitive market conditions, planned trade or promotional incentives, or other factors, our pricing actions may also lag supply and commodity cost changes.
While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. Market factors, including supply and demand may result in higher costs of sourcing those materials.

Results of Operations
Overview
The following tables present selected financial data for the fiscal year ended December 28, 2025, fiscal year ended December 29, 2024, and fiscal year ended December 31, 2023.
We have prepared our discussion of the results of operations by comparing the results for the fiscal year ended December 28, 2025 to the results of operations for the fiscal year ended December 29, 2024 and by comparing the results for fiscal year ended December 29, 2024 to the results of operations for the fiscal year ended December 31, 2023.

(in millions)	For the Fiscal Year Ended December 28, 2025	For the Fiscal Year Ended December 29, 2024	For the Fiscal Year Ended December 31, 2023
Net sales	$1,438.8	$1,409.2	$1,438.2
Cost of goods sold	1,080.5	1,040.1	1,087.4
Gross profit	358.3	369.1	350.8

Selling general and administrative expenses
Selling	203.7	180.6	168.2
General and Administrative	144.3	129.5	159.2
Total selling, general and administrative expenses	348.0	310.1	327.4

Gain (loss) on sale of assets, net	9.2	(0.1)	(7.4)

Income from operations	19.5	58.9	16.0

Other (expense) income
Gain on sale of business	—	44.0	—
Interest expense	(43.1)	(44.9)	(60.6)
Loss on debt extinguishment	(0.5)	(1.3)	—
Other income	0.7	2.5	3.2
Gain on remeasurement of warrant liability	22.8	10.2	2.2
Other (expense) income, net	(20.1)	10.5	(55.2)

(Loss) income before income taxes	(0.6)	69.4	(39.2)
Income tax expense	7.1	38.7	0.8
Net (loss) income	(7.7)	30.7	(40.0)

Net loss (income) attributable to noncontrolling interest	8.5	(14.8)	15.1
Net income (loss) attributable to controlling interest	$0.8	$15.9	$(24.9)

Fiscal Year Ended December 28, 2025 versus Fiscal Year Ended December 29, 2024
Net sales
Net sales were $1,438.8 million for the fiscal year ended December 28, 2025 and $1,409.2 million for the fiscal year ended December 29, 2024. Net sales for the fiscal year ended December 28, 2025 increased $29.6 million or 2.1% from fiscal year 2024. The 2.1% increase in net sales was primarily driven by a 3.7% benefit from favorable volume/mix, which was offset by a 1.3% reduction from lower net price realization and a reduction of 0.3% attributable to the Good Health and R.W. Garcia Sale. IO discounts decreased from $183.6 million for the fiscal year ended December 29, 2024 to $179.4 million for the fiscal year ended December 28, 2025.
For the fiscal year ended December 28, 2025, Branded Salty Snacks and Non-Branded & Non-Salty Snacks totaled 88% and 12% of our net sales, respectively. For the fiscal year ended December 28, 2025 versus the comparable prior year period, Branded Salty Snacks net sales increased by 4.7% led by the Company's Power Four Brands consisting of Utz® brand, On The Border®, Zapp’s®, and Boulder Canyon®, and Non-Branded & Non-Salty Snacks net sales decreased by 14.0% primarily due to a decline in partner brands and dips and salsas.
Cost of goods sold and Gross profit
Gross profit was $358.3 million for the fiscal year ended December 28, 2025 and $369.1 million for the fiscal year ended December 29, 2024. Our gross profit margin was 24.9% for the fiscal year ended December 28, 2025 versus 26.2% for the fiscal year ended December 29, 2024. The decrease in gross profit was primarily due to increased investments to support capacity expansion and supply chain chain cost inflation; partially offset by productivity savings. Additionally, IO discounts decreased to $179.4 million for the fiscal year ended December 28, 2025, from $183.6 million for the fiscal year ended December 29, 2024.
Selling, general and administrative expenses
Selling, general and administrative expenses were $348.0 million for the fiscal year ended December 28, 2025 and $310.1 million for the fiscal year ended December 29, 2024, an increase of $37.9 million or 12.2%. The increase in selling, general and administrative expense is primarily due to adding capabilities and selling costs to support the Company’s geographic expansion and growth initiatives.
Gain (Loss) on sale of assets
Gain on sale of assets was $9.2 million for the fiscal year ended December 28, 2025 and a loss of $0.1 million for the fiscal year ended December 29, 2024. The gain recognized for the fiscal year ended December 28, 2025, related to land sold in Goodyear, AZ and the sale of the Grand Rapids, MI manufacturing facility. See note Note 5. Property, Plant and Equipment, Net.
Other (expense) income, net
Other (expense) income, net was $(20.1) million for the fiscal year ended December 28, 2025 and $10.5 million for the fiscal year ended December 29, 2024. The increase in other expense of $30.6 million for the fiscal year ended December 28, 2025 compared to the fiscal year ended December 29, 2024 was primarily due to the gain on sale of business of $44.0 million relating to the Good Health and R.W. Garcia Sale which occurred on February 5, 2024. See Note 2. Divestitures, for further discussion. This was partially offset by an increase in the gain on the remeasurement of the warrant liability of $12.6 million for the fiscal year ended December 28, 2025. See Note 10. Long-Term Debt, for further discussion.
Income taxes
Income taxes expense was $7.1 million for the fiscal year ended December 28, 2025 and $38.7 million for the fiscal year ended December 29, 2024. The income tax expense recognized for the fiscal year ended December 28, 2025 was primarily driven by an increased valuation allowance recorded against certain deferred tax assets ("DTAs") for which it is more likely than not they will not be realized, and the income tax expense recognized for the the fiscal year ended December 29, 2024 was primarily driven by the Good Health and R.W. Garcia Sale, which took place on February 5, 2024. See Note 16. Income Taxes and Note 2. Divestitures.

Fiscal Year Ended December 29, 2024 versus Fiscal Year Ended December 31, 2023
During the fourth quarter of 2025, the Company changed its presentation related to costs associated with operating its inter-location logistics, DSD distribution centers and outbound shipping and handling activities from Selling to Cost of goods sold within the Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, the Company has revised the Selling and distribution caption to Selling within the Consolidated Statements of Operations and Comprehensive Income (Loss). See Change in Accounting Policy within Note 1. Operations and Summary of Significant Accounting Policies within our consolidate financial statements for further information.
Net sales
Net sales were $1,409.2 million for the fiscal year ended December 29, 2024 and $1,438.2 million for the fiscal year ended December 31, 2023. Net sales for the fiscal year ended December 29, 2024 decreased $29.0 million or 2.0% from fiscal year 2023. The Good Health and R.W. Garcia Sale contributed 3.3% to the year-over-year decrease. The remaining change, totaling a 1.3% increase in net sales, was related to favorable volume/mix of 1.5% as further discussed below, offset by 0.2% attributable to lower net price realization as a result of the promotional environment and a decrease of 0.1% related to IO conversions. IO discounts increased from $179.3 million for the fiscal year ended December 31, 2023 to $183.6 million for the fiscal year ended December 29, 2024.
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
Cost of goods sold and Gross profit
Gross profit was $369.1 million for the fiscal year ended December 29, 2024 and $350.8 million for the fiscal year ended December 31, 2023. Our gross profit margin was 26.2% for the fiscal year ended December 29, 2024 versus 24.4% for the fiscal year ended December 31, 2023. The increase in gross profit and gross profit margin was primarily driven by benefits from increased productivity including plant network optimization activities, favorable sales volume/mix and ingredient cost deflation which more than offset supply chain cost inflation, investments to support the Company’s productivity initiatives and slightly lower pricing. Additionally, IO discounts increased to $183.6 million for the fiscal year ended December 29, 2024, from $179.3 million for the fiscal year ended December 31, 2023.
Selling, general and administrative expenses
Selling, general and administrative expenses were $310.1 million for the fiscal year ended December 29, 2024 and $327.4 million for the fiscal year ended December 31, 2023, a decrease of $17.3 million or 5.3%. The decrease in selling, general and administrative expense was primarily attributable to $12.6 million related to the impairment of fixed assets, primarily related to the closure of the manufacturing operation at the Birmingham, Alabama facility during the fiscal year ended December 31, 2023 as discussed in Note 4. Property, Plant and Equipment, Net to our Audited Financial Statements. The Company also recognized a liability and related expense of $4.7 million related to a contract termination with a co-manufacturer, which is recorded in the general and administrative line in the Consolidated Statements of Operations and Comprehensive Income (Loss) during the fiscal year ended December 31, 2023. This agreement was a continuation of the Company's response to shifting production from a manufacturing facility that was damaged by a natural disaster in 2021. This decrease was partially offset by an increased marketing spend, higher distribution costs, and investments in selling capabilities to support distribution growth in Expansion geographies.
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

Other income (expense), net
Other income (expense), net was $10.5 million for the fiscal year ended December 29, 2024 and $(55.2) million for the fiscal year ended December 31, 2023. The increase in other income of $65.7 million for the fiscal year ended December 29, 2024 compared to the fiscal year ended December 31, 2023 was primarily due to the gain on sale of business of $44.0 million relating to the Good Health and R.W. Garcia Sale which occurred on February 5, 2024. See Note 2. Divestitures to our Audited Financial Statements, for further discussion. Interest expense also decreased by $15.7 million, primarily related to the $141.0 million payment on our Term Loan B and the $17.7 million payment on our loan agreement (the "Real Estate Term Loan") with City National Bank, which was secured by a majority of the Company's real estate assets, during the fiscal year ended December 29, 2024. There was also an increase in the gain on the remeasurement of the warrant liability of $8.0 million and a loss on debt extinguishment of $1.3 million recognized during the fiscal year ended December 29, 2024. See Note 10. Long-Term Debt to our Audited Financial Statements, for further discussion.
Income taxes
Income taxes expense was $38.7 million for the fiscal year ended December 29, 2024 and $0.8 million for the fiscal year ended December 31, 2023. The increase in income tax expense for the fiscal year ended December 29, 2024 compared to the fiscal year ended December 31, 2023 is primarily attributable to the Good Health and R.W. Garcia Sale, which occurred on February 5, 2024. See Note 2. Divestitures to our Audited Financial Statements, for further discussion. The income tax expense increase is also driven by the increase in valuation allowance, which partially offsets a deferred tax asset, which resulted in a $7.6 million income tax expense. See Note 16. Income Taxes, for further discussion.
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

The following table provides a reconciliation from Net (Loss) Income to EBITDA and Adjusted EBITDA for the fiscal year ended December 28, 2025 and the fiscal year ended December 29, 2024:

(dollars in millions)	For the Fiscal Year Ended December 28, 2025	For the Fiscal Year Ended December 29, 2024
Net (loss) income	$(7.7)	$30.7
Net (Loss) Income as a % of Net Sales	(0.5)%	2.2%
Plus non-GAAP adjustments:
Income Tax Expense	7.1	38.7
Depreciation and Amortization	82.4	70.9
Interest Expense, Net	43.1	44.9
Interest Income (IO loans)(1)	(2.2)	(2.1)
EBITDA	122.7	183.1
Certain Non-Cash Adjustments(2)	26.8	21.9
Acquisition, Divestitures and Investments(3)	22.8	(23.1)
Business Transformation Initiatives(4)	65.4	28.1
Financing-Related Costs(5)	1.6	0.4
Gain on remeasurement of warrant liability(6)	(22.8)	(10.2)
Adjusted EBITDA	216.5	200.2
Adjusted EBITDA as a % of Net Sales	15.0%	14.2%
(1)Interest Income (IO Loans) refers to interest income that we earn from IO notes receivable that has resulted from our initiatives to transition from RSP distribution to IO distribution. (“Business Transformation Initiatives”). There is a note payable recorded that mirrors most IO notes receivable, and the interest expense associated with the notes payable is part of the Interest Expense, Net adjustment.
(2)Certain Non-Cash Adjustments are comprised primarily of the following:
Incentive programs – The Company incurred $15.6 million and $17.6 million of share-based compensation expense for awards to employees and directors associated with the 2020 Omnibus Equity Incentive Plan (the “OEIP”) for the fiscal year ended December 28, 2025 and the fiscal year ended December 29, 2024, respectively.
Loss on impairment — The Company recorded an impairment charge of $0.6 million during the fiscal year ended December 28, 2025.
Purchase commitments and other adjustments – We have purchase commitments for specific quantities at fixed prices for certain of our products’ key ingredients. To facilitate comparisons of our underlying operating results, this adjustment was made to remove the volatility of purchase commitment related unrealized gains and losses. The adjustment related to purchase commitment and other adjustments, including cloud computing, were $10.6 million and $4.3 million for the fiscal year ended December 28, 2025 and the fiscal year ended December 29, 2024, respectively.
(3)Acquisitions, Divestitures and Investments – This is comprised of start-up costs, consulting, transaction services, and legal fees incurred for acquisitions and certain potential acquisitions, in addition to expenses associated with integrating recent acquisitions and costs related to divestitures. These acquisitions and divestitures include assets related to our supply chain consolidation and transformation. Such expenses were $22.8 million for fiscal year ended December 28, 2025. Such expenses were $20.9 million for the fiscal year ended December 29, 2024, as well as a gain of $44.0 million related to the Good Health and R.W. Garcia Sale.

(4)Business Transformation Initiatives – This adjustment is related to start-up costs, consulting, professional, and legal fees incurred for specific initiatives and structural changes to the business that do not reflect the cost of normal business operations. The adjustment also includes initiatives and structural changes related to our supply chain transformation. In addition, gains and losses realized from the sale of distribution rights to IOs and the subsequent disposal of trucks, severance costs associated with the elimination of RSP positions, and enterprise planning system transition costs, fall into this category. The Company incurred such costs of $65.4 million for the fiscal year ended December 28, 2025 and $28.1 million for the fiscal year ended December 29, 2024.
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
Term Debt and Revolving Credit Facility
Term Debt
On January 29, 2025, the Company amended its Term Loan B to refinance in full all of the $630.3 million outstanding term loans thereunder, reduce the interest rate from SOFR plus the applicable rate of 2.75% to SOFR plus the applicable rate of 2.50% and extend the maturity date from January 20, 2028 to January 29, 2032, as well as to make certain other changes. Other material terms of the Term Loan B remain unchanged. The Company recorded a loss on debt extinguishment of $0.5 million related to the refinancing of its Term Loan B in its Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 28, 2025.
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
Revolving Credit Facility
As of both December 28, 2025 and December 29, 2024, $0.2 million was outstanding under the ABL facility. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit and amounts borrowed. As of December 28, 2025 and December 29, 2024, $119.7 million and $158.7 million, respectively, was available for borrowing, net of letters of credit. Standby letters of credit in the amount of $10.3 million were issued as of both December 28, 2025 and December 29, 2024. The standby letters of credit are primarily issued for insurance purposes. Refer to Note 10. Long-Term Debt to our Audited Financial Statements for more information.

Cash Requirements
Our expected future payments at December 28, 2025 primarily consist of:
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
•Cash requirements related to Other Notes Payable and Capital Leases (Refer to Note 10. Long-Term Debt to our Audited Financial Statements).
•Long-term cash requirements primarily related to funding long-term debt repayments and related interest payment on long-term debt (Refer to Note 10. Long-Term Debt to our Audited Financial Statements).
•Long-term cash requirements related to our deferred taxes and TRA (Refer to Note 16. Income Taxes to our Audited Financial Statements).
•Operating lease liabilities (Refer to Note 17. Leases to our Audited Financial Statements).
Off-Balance Sheet Arrangements
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. Refer to Note 11. Derivative Financial Instruments and Purchase Commitments to our Audited Financial Statements.
IO Guarantees Off Balance Sheet
The Company partially guarantees loans made to IOs by Bank of America and two other banks for the purchase of routes, all of which was recorded by the Company as off-balance sheet arrangements. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default. Refer to Note 14. Contingencies to our Audited Financial Statements.
Cash Flow
The following table presents net cash provided by operating activities, investing activities, and financing activities for the fiscal year ended December 28, 2025, and fiscal year ended December 29, 2024:

(in millions)	For the Fiscal Year Ended December 28, 2025	For the Fiscal Year Ended December 29, 2024
Net cash provided by operating activities	$112.2	$106.2
Net cash (used in) provided by investing activities	(86.9)	75.0
Net cash provided by (used in) financing activities	39.0	(177.1)
At December 28, 2025, our consolidated cash balance, including cash equivalents, was $120.4 million or $64.3 million higher than at December 29, 2024. Net cash provided by operating activities for the fiscal year ended December 28, 2025 was $112.2 million an increase of $6.0 million from the fiscal year ended December 29, 2024. The increase is largely driven by a decrease in our cash conversion cycle by improving processes and payment terms with customers and suppliers, sale of certain trade accounts receivables to a third party, and termination of an interest rate swap, partially offset by increased costs to support capacity expansion, adding capabilities and selling costs to support the Company’s geographic expansion and growth initiatives, and increases in inventory.

Cash used in investing activities for the fiscal year ended December 28, 2025 was $86.9 million, representing an increase of $161.9 million from the fiscal year ended December 29, 2024. The increase in cash used in investing activities is primarily driven by proceeds from the sale of a business for $167.5 million related to the Good Health and R.W. Garcia Sale, partially offset by purchase of intangibles related to an indefinite life intangible right for the use of a third-party brand name both of which occurred during the fiscal year ended December 29, 2024.
Net cash provided by financing activities was $39.0 million for fiscal year ended December 28, 2025, an increase of $216.1 million from the fiscal year ended December 29, 2024 primarily driven by the pay down of debt utilizing the proceeds from the Good Health and R.W. Garcia Sale as well as proceeds from the Manufacturing Facilities Sale which occurred during the fiscal year ended December 29, 2024 and increases in proceeds from our equipment loans.
Debt Covenants
The Company has a credit agreement with a syndicate of banks, led by Bank of America, N.A. ("Term Loan B"). The Term Loan B and the ABL facility are collateralized by substantially all of the assets and liabilities of UBH and its subsidiaries excluding the real estate assets secured by the Real Estate Term Loan, including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with their financial covenants as of December 28, 2025. Refer to Note 10. Long-Term Debt to our Audited Financial Statements for more information.
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
The benefit of tax positions taken or expected to be taken in our income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses. As of each of December 28, 2025, and December 29, 2024, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.
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
Commodity Risk
We purchase certain raw materials that are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw material requirements include potatoes, oil, flour, wheat, corn, cheese, spices, and seasonings. We also purchase packaging materials that are subject to price volatility. In the normal course of business, in order to mitigate the risks of volatility in commodity markets to which we are exposed, we enter into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels. A 1% increase in the price of the commodities used within our products and packaging would result in a reduction of our gross profit of approximately $4.5 million.
Interest Rate Risk
Our variable-rate debt obligations incur interest at floating rates based on changes in the SOFR rate. To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements to maintain a desired proportion of fixed to variable-rate debt. These interest rate swap agreements fixed a portion of the interest rate at a predictable level. Interest expense would have been $14.5 million higher without these swaps during the fiscal year ended December 28, 2025. Including the effect of the interest rate swap agreements, the weighted average interest rate was 5.6% and 5.1%, respectively, for the fiscal years ended December 28, 2025 and December 29, 2024. A 1% increase in the SOFR rate would have resulted in an additional $2.5 million of interest expense during the fiscal year 2025 based on the unhedged portion of debt.
Credit Risk
We are exposed to credit risks related to our accounts and notes receivable. We perform ongoing credit evaluations of our customers to minimize the potential exposure. We experienced no material credit losses during the fiscal years of 2025 or 2024. During the fiscal years ended December 28, 2025 and December 29, 2024, net bad debt expense was $0.1 million and $0.7 million, respectively. Our reserve for potential future bad debt was $3.3 million as of December 28, 2025 and $3.3 million as of December 29, 2024.
Item 8. Financial Statements and Supplementary Data

Index to the Financial Statements	Page

Report of Independent Registered Public Accounting Firm (Grant Thornton LLP, Philadelphia, PA, PCAOB ID Number 248)	55
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (Grant Thornton LLP, Philadelphia, PA, PCAOB ID Number 248)	56
Consolidated Balance Sheets as of December 28, 2025 and December 29, 2024	57
Consolidated Statements of Operations And Comprehensive Income (Loss) for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023	58
Consolidated Statements of Equity for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023	59
Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023	61
Notes to Consolidated Financial Statements	62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Utz Brands, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Utz Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 28, 2025 and December 29, 2024, the related consolidated statements of operations and comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 28, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 28, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 12, 2026 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for inventory costs specifically reclassifying costs associated with operating its inter-location logistics, Direct Store Delivery distribution centers, and outbound shipping and handling activities from Selling expense to Cost of Goods Sold. The change in presentation has been applied retrospectively to all periods presented. Our opinion is not modified with respect to this matter.
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
Critical audit matters
The critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2011.
Philadelphia, Pennsylvania
February 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Utz Brands, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Utz Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 28, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the period ended December 28, 2025, and our report dated February 12, 2026 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 12, 2026

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
December 28, 2025 and December 29, 2024
(In millions, except share information)

	As of December 28, 2025	As of December 29, 2024
ASSETS
Current Assets
Cash and cash equivalents	$120.4	$56.1
Accounts receivable, less allowance of $3.3 and $3.3, respectively	100.8	119.9
Inventories	119.3	101.4
Prepaid expenses and other assets	39.9	35.3
Current portion of notes receivable	4.0	4.6
Total current assets	384.4	317.3
Non-current Assets
Assets held for sale	10.3	—
Property, plant and equipment, net	379.2	345.2
Goodwill	865.2	865.2
Intangible assets, net	963.9	996.5
Non-current portion of notes receivable	10.8	9.2
Other assets	179.8	189.5
Total non-current assets	2,409.2	2,405.6
Total assets	$2,793.6	$2,722.9
LIABILITIES AND EQUITY
Current Liabilities
Current portion of term debt	$31.4	$16.1
Current portion of other notes payable	6.5	6.9
Accounts payable	197.4	151.0
Accrued expenses and other	87.9	78.3
Current portion of warrant liability	—	33.0
Total current liabilities	323.2	285.3
Non-current Liabilities
Non-current portion of term debt	818.2	752.5
Non-current portion of other notes payable	14.2	15.0
Non-current accrued expenses and other	166.5	164.2
Deferred tax liability	126.6	123.7
Total non-current liabilities	1,125.5	1,055.4
Total liabilities	1,448.7	1,340.7
Commitments and contingencies
Equity
Shares of Class A Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 87,509,774 and 83,537,542 shares issued and outstanding as of December 28, 2025 and December 29, 2024, respectively.	—	—
Shares of Class V Common Stock, $0.0001 par value; 61,249,000 shares authorized; 55,349,000 and 57,349,000 shares issued and outstanding as of December 28, 2025 and December 29, 2024, respectively.	—	—
Additional paid-in capital	1,037.0	988.5
Accumulated deficit	(326.6)	(304.7)
Accumulated other comprehensive income	3.3	13.1
Total stockholders’ equity	713.7	696.9
Noncontrolling interest	631.2	685.3
Total equity	1,344.9	1,382.2
Total liabilities and equity	$2,793.6	$2,722.9
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023
(In millions, except share information)

(in millions)	For the Fiscal Year Ended December 28, 2025	For the Fiscal Year Ended December 29, 2024	For the Fiscal Year Ended December 31, 2023
Net sales	$1,438.8	$1,409.2	$1,438.2
Cost of goods sold	1,080.5	1,040.1	1,087.4
Gross profit	358.3	369.1	350.8

Selling, general and administrative expenses
Selling	203.7	180.6	168.2
General and administrative	144.3	129.5	159.2
Total selling, general and administrative expenses	348.0	310.1	327.4

Gain (loss) on sale of assets, net	9.2	(0.1)	(7.4)

Income from operations	19.5	58.9	16.0

Other (expense) income
Gain on sale of business	—	44.0	—
Interest expense	(43.1)	(44.9)	(60.6)
Loss on debt extinguishment	(0.5)	(1.3)	—
Other income	0.7	2.5	3.2
Gain on remeasurement of warrant liability	22.8	10.2	2.2
Other (expense) income, net	(20.1)	10.5	(55.2)

(Loss) income before income taxes	(0.6)	69.4	(39.2)
Income tax expense	7.1	38.7	0.8
Net (loss) income	(7.7)	30.7	(40.0)

Net loss (income) attributable to noncontrolling interest	8.5	(14.8)	15.1
Net income (loss) attributable to controlling interest	$0.8	$15.9	$(24.9)

Earnings (loss) per share of Class A Common Stock: (in dollars)
Basic	$0.01	$0.19	$(0.31)
Diluted	$0.01	$0.19	$(0.31)
Weighted-average shares of Class A Common Stock outstanding:
Basic	86,577,082	82,102,876	81,081,458
Diluted	87,773,614	85,433,980	81,081,458

Net (loss) income	$(7.7)	$30.7	$(40.0)
Other comprehensive (loss) income:
Change in fair value of interest rate swap	(16.1)	(7.5)	(13.5)
Comprehensive (loss) income	(23.8)	23.2	(53.5)
Net comprehensive loss (income) attributable to noncontrolling interest	14.8	(11.7)	20.8
Net comprehensive (loss) income attributable to controlling interest	$(9.0)	$11.5	$(32.7)
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
For the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023
(In millions, except share information)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	80,882,334	$—	59,349,000	$—	$926.9	$(254.6)	$25.3	$697.6	$748.5	$1,446.1
Payments of tax withholding requirements for employee stock awards		—		—	(0.6)	—	—	(0.6)	—	(0.6)
Share-based compensation	305,643	—		—	17.1	—	—	17.1	—	17.1
Tax impact arising from capital transactions		—		—	1.2	—	—	1.2	—	1.2
Net loss		—		—	—	(24.9)	—	(24.9)	(15.1)	(40.0)
Other comprehensive loss		—		—	—	—	(7.8)	(7.8)	(5.7)	(13.5)
Cash dividends declared ($0.228 per share of Class A Common Stock)		—		—	—	(18.5)	—	(18.5)	—	(18.5)
Distribution to noncontrolling interest		—		—	—	—	—	—	(13.5)	(13.5)
Balance at December 31, 2023	81,187,977	$—	59,349,000	$—	$944.6	$(298.0)	$17.5	$664.1	$714.2	$1,378.3
Payments of tax withholding requirements for employee stock awards		—		—	(1.4)	—	—	(1.4)	—	(1.4)
Share-based compensation	349,565	—		—	18.3	—	—	18.3	—	18.3
Class V to Class A Exchange	2,000,000	—	(2,000,000)	—	24.1	—	—	24.1	(24.1)	—
Deferred tax impact from divestiture		—		—	2.9	—	—	2.9	2.1	5.0
Special excess cash dividend ($0.032 per share of Class A Common Stock)		—		—	—	(2.6)	—	(2.6)	—	(2.6)
Net income		—		—		15.9	—	15.9	14.8	30.7
Other comprehensive loss		—		—	—	—	(4.4)	(4.4)	(3.1)	(7.5)
Cash dividends declared ($0.238 per share of Class A Common Stock)		—		—	—	(20.0)	—	(20.0)	—	(20.0)
Distribution to noncontrolling interest		—		—	—	—	—	—	(13.9)	(13.9)
Tax distribution		—		—	—	—	—	$—	(4.7)	(4.7)
Balance at December 29, 2024	83,537,542	$—	57,349,000	$—	$988.5	$(304.7)	$13.1	$696.9	$685.3	$1,382.2

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 29, 2024	83,537,542	$—	57,349,000	$—	$988.5	$(304.7)	$13.1	$696.9	$685.3	$1,382.2
Payments of tax withholding requirements for employee stock awards		—		—	(2.2)	—	—	(2.2)	—	(2.2)
Share-based compensation	664,359	—		—	17.1	—	—	17.1	—	17.1
Class V to Class A Exchange	2,000,000	—	(2,000,000)	—	23.9	—	—	23.9	(23.9)	—
Exercises of Warrants	1,307,873	—		—	10.2	—	—	10.2	—	10.2
Special excess cash dividend ($0.011 per share of Class A Common Stock		—		—	—	(0.9)	—	(0.9)	—	(0.9)
Tax impact arising from capital transactions				—	(0.5)	—	—	(0.5)	—	(0.5)
Net income (loss)		—		—		0.8	—	0.8	(8.5)	(7.7)
Other comprehensive loss		—		—	—	—	(9.8)	(9.8)	(6.3)	(16.1)
Cash dividends declared ($0.246 per share of Class A Common Stock)		—		—	—	(21.8)	—	(21.8)	—	(21.8)
Distribution to noncontrolling interest		—		—	—	—	—	—	(13.8)	(13.8)
Tax distribution		—		—	—	—	—	—	(1.6)	(1.6)
Balance at December 28, 2025	87,509,774	$—	55,349,000	$—	$1,037.0	$(326.6)	$3.3	$713.7	$631.2	$1,344.9

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023
(In millions)

	For the Fiscal Year Ended December 28, 2025	For the Fiscal Year Ended December 29, 2024	For the Fiscal Year Ended December 31, 2023
Cash flows from operating activities
Net (loss) income	$(7.7)	$30.7	$(40.0)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment and other charges	0.6	—	12.6
Depreciation and amortization	82.4	70.9	79.5
Gain on sale of business	—	(44.0)	—
Gain on remeasurement of warrant liability	(22.8)	(10.2)	(2.2)
(Gain) loss on sale of assets	(9.2)	0.1	7.4
Share-based compensation	17.1	18.3	17.1
Loss on debt extinguishment	0.5	1.3	—
Deferred income taxes	2.4	14.1	(8.9)
Amortization of deferred financing costs	1.4	3.2	1.6
Changes in assets and liabilities:
Accounts receivable, net	19.1	6.8	1.9
Inventories	(17.9)	(4.6)	12.7
Prepaid expenses and other assets	(8.2)	(103.5)	(14.4)
Accounts payable and accrued expenses and other	54.5	123.1	9.3
Net cash provided by operating activities	112.2	106.2	76.6
Cash flows from investing activities
Purchases of property and equipment	(102.8)	(98.6)	(55.7)
Purchases of intangibles	—	(9.2)	—
Proceeds from sale of property and equipment	24.6	26.6	9.5
Proceeds from sale of business	—	167.5	—
Proceeds from sale of routes	26.4	26.7	28.7
Proceeds from the sale of IO notes	6.1	4.9	5.4
Proceeds from insurance claims for capital investments	—	—	1.7
Purchase of IO routes and other changes in note receivables	(41.2)	(42.9)	(38.1)
Net cash (used in) provided by investing activities	(86.9)	75.0	(48.5)
Cash flows from financing activities
Borrowings on line of credit	241.0	114.5	71.0
Repayments on line of credit	(241.0)	(114.7)	(70.6)
Borrowings on term debt and notes payable	104.5	39.1	13.1
Repayments on term debt and notes payable	(23.9)	(173.9)	(29.2)
Payment of debt issuance cost	(1.7)	(0.7)	(0.7)
Payments of tax withholding requirements for employee stock awards	(2.2)	(1.4)	(0.6)
Dividends paid	(22.3)	(21.7)	(18.5)
Distribution to noncontrolling interest	(15.4)	(18.3)	(13.5)
Net cash provided (used in) by financing activities	39.0	(177.1)	(49.0)
Net increase (decrease) in cash and cash equivalents	64.3	4.1	(20.9)
Cash and cash equivalents at beginning of period	56.1	52.0	72.9
Cash and cash equivalents at end of period	$120.4	$56.1	$52.0
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying consolidated financial statements comprise the financial statements of Utz Brands, Inc. ("UBI") and its wholly owned subsidiaries (collectively, the “Company”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Noncontrolling interest represents a minority owner’s proportionate share of equity in our consolidated entity Utz Brands Holdings, LLC. ("UBH"). All intercompany transactions and balances have been eliminated in combination/consolidation.
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
The Company's estimates are reviewed and revised periodically based on the ongoing evaluation of credit quality indicators. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. The Company's bad debt expense was $0.1 million and $0.7 million for the fiscal years ended December 28, 2025 and December 29, 2024, respectively.
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
For significant projects, interest is capitalized as part of the historical cost of developing and constructing assets. Interest is capitalized until the asset is ready for service. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depreciation. The Company capitalized $3.5 million and $2.6 million for the fiscal years ended December 28, 2025 and December 29, 2024, respectively.

Hosting arrangements – Certain of our service contracts have been deemed to be hosting arrangements. Certain costs incurred for the implementation of a hosting arrangement that is a service contract are capitalized and amortized on a straight–line basis over the term of the applicable contract. Amortization begins for each component of the hosting arrangement when the component becomes ready for its intended use. Capitalized implementation costs are presented in Prepaid expenses and other assets and Other assets of the Consolidated Balance Sheets. Amortization expense of the capitalized implementation costs is presented in General and administrative in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
The benefit of tax positions taken or expected to be taken in the Company’s income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits.” A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses. As of each of December 28, 2025 and December 29, 2024, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next fiscal year.
Purchased Tax Credits – Purchased credits are accounted for in accordance with ASC 740, Income Taxes, and are recorded at the amount of cash consideration paid, including transaction costs, when the Company obtains control of the credits and it is more likely than not that the credits will be realized. Purchased credits are recognized as a reduction of income tax expense in the period they are utilized, whether applied against current‑year tax liabilities or carried back to prior taxable periods. Credits that have not yet been utilized are recorded within other noncurrent assets and are evaluated for realizability each reporting period. Any impairment is recognized within income tax expense. See Purchased Tax Credits within Note 16. Income Taxes for additional information.
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
For the latest qualitative analysis performed, which took place on the first day of the fourth quarter of 2025, we had taken into consideration all the events and circumstances listed in Topic 350, in addition to other entity-specific factors that have taken place and concluded that Goodwill and our indefinite-lived intangible assets were not impaired.
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
Fair Value of Financial Instruments – Financial instruments held by the Company include cash and cash equivalents, accounts receivable, notes receivable, hedging instruments, warrants, purchase commitments on commodities, accounts payable and debt. The carrying value of all cash and cash equivalents, accounts receivable and accounts payable, and notes receivable approximate their fair value due to their short-term nature. The carrying value of the debt is also estimated to approximate its fair value based upon current market conditions and interest rates. The fair value of the hedging instruments is revalued at each reporting period. The related gains and losses of the hedging instruments are reported in Net cash provided by operating activities on the Consolidated Consolidated Statement of Cash Flows. The Company has elected hedge accounting for its interest rate swaps. Changes in the fair value of the effective portion of the hedges are recorded in accumulated other comprehensive income and reclassified into interest expense in the same period the hedged items affect earnings. The portion of the derivative no longer designated as a hedge is now accounted for at fair value with mark-to-market adjustments recorded immediately in earnings. In August 2025 the Warrants were fully exercised in a cashless exchange resulting in the issuance of 1,307,873 shares of the Company's Class A Common Stock.

Self-Insurance – The Company is primarily self-insured, up to certain limits, for employee group health claims. The Company purchases stop-loss insurance, which will reimburse the Company for individual and aggregate claims in excess of certain annual established limits. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported. Total health care expense under the program was $25.1 million for the fiscal year ended December 28, 2025, $20.2 million for the fiscal year ended December 29, 2024, and $22.2 million for the fiscal year ended December 31, 2023. The reserve for unpaid claims, which includes an estimate of claims incurred but not reported, was $2.5 million and $2.2 million at December 28, 2025 and December 29, 2024, respectively.
The Company is primarily self-insured through large deductible insurance plans for automobile, general liability and workers’ compensation. The Company has utilized a number of different insurance vehicles and programs for these insurable risks and recognizes expenses and reserves in accordance with the provisions of each insurance vehicle/program. The expense associated with automobile, general liability and workers’ compensation insurance programs totaled $16.4 million for the fiscal year ended December 28, 2025, $10.7 million for the fiscal year ended December 29, 2024, and $11.1 million for the fiscal year ended December 31, 2023. The Company also records reserves for unpaid claims and an estimate for claims incurred but not yet reported, including an estimate for the development of any such claim. As of each of December 28, 2025 and December 29, 2024, the Company had reserves totaling $3.7 million and $4.1 million for these insurance programs.
Shipping and Handling – The Company records shipping and handling expenses within Cost of Goods Sold. Shipping and handling expenses for products shipped to customers totaled $52.8 million for the fiscal year ended December 28, 2025, $50.1 million for the fiscal year ended December 29, 2024, and $45.0 million for the fiscal year ended December 31, 2023.
Advertising Costs – Advertising costs are charged to operations when incurred. Advertising expenses totaled $24.9 million for the fiscal year ended December 28, 2025, $17.8 million for the fiscal year ended December 29, 2024, and $12.3 million for the fiscal year ended December 31, 2023. Cooperative advertising, primarily consisting of in-print advertising, point-of-sale displays, and in-store demos, totaled $39.8 million for the fiscal year ended December 28, 2025, $33.8 million for the fiscal year ended December 29, 2024, and $29.8 million for the fiscal year ended December 31, 2023.
Employee Benefits – The Company maintains several contributory 401(k) retirement plans (the "Plans”) for its associates. Profit sharing contributions are made at the discretion of the Board of Directors and expenses recognized related to the profit-sharing contribution were $3.1 million for the fiscal year ended December 28, 2025, $4.9 million for the fiscal year ended December 29, 2024, and $5.5 million for the fiscal year ended December 31, 2023. Prior to 2025, the Plans provide associates with matching contributions primarily at 20% of their contributions as defined in the Plans. Beginning in 2025, the Plans provide associates with matching contributions primarily at 100% of their contributions up to 4% as defined in the Plans. The expense related to the matching contributions was $6.8 million for the fiscal year ended December 28, 2025, $1.3 million for the fiscal year ended December 29, 2024, and $1.7 million for the fiscal year ended December 31, 2023.
Revenue Recognition – The Company’s revenues primarily consist of the sale of salty snack items to customers, including supermarkets, mass merchants, club stores, dollar and discount stores, convenience stores, independent grocery stores, drug stores, food service, vending, military, and other channels. The Company sells its products in most regions of the United States primarily through its DSD network, DTW shipments, and third-party distributors. These revenue contracts generally have a single performance obligation. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to customers, including applicable discounts, returns, allowances, trade promotion, consumer coupon redemption, unsaleable product, and other costs, some of which are recorded in Selling in the Consolidated Statements of Operations and Comprehensive Income (Loss). Amounts billed and due from customers are classified as accounts receivable and require payment on a short-term basis and, therefore, the Company does not have any significant financing components.
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

The Company offers various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in store displays and events, feature price discounts, consumer coupons, and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade customer or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. The Company had reserves in place of $26.9 million as of December 28, 2025, which include adjustments taken by customers of $15.4 million that are awaiting final processing. The Company had reserves in place of $20.8 million as of December 29, 2024, which include adjustments taken by customers of $9.3 million that are awaiting final processing. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.
Customer Concentrations – One customer provided in excess of 10% of the Company's net sales during the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023 in the amount of 13%, 14% and 13%, respectively. In addition, no customer provided greater than 10% of the Company's accounts receivable at December 28, 2025 and December 29, 2024.
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
Distributor Buyouts - During the fiscal years ended December 29, 2024 and December 31, 2023, the Company bought out and terminated the contracts of multiple third-party distributors who had previously been providing services to the Company. These transactions, which were accounted for as contract terminations and asset purchases, resulted in expense of $2.1 million and $1.5 million for the fiscal years ended December 29, 2024 and December 31, 2023, respectively and are included within selling on the Consolidated Statements of Operations and Comprehensive Income (Loss) for such periods.
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
Recently Issued Accounting Standards – In December 2025, the FASB issued ASU 2025-11, Interim Reporting - Narrow-Scope Improvements. The amendments in ASU 2025-11 clarify current interim disclosure requirements and provide a comprehensive list of required interim disclosures. The update also incorporates a disclosure principle that requires entities to disclose events that occur after the end of the last annual reporting period. ASU 2025-11 is effective for interim periods within annual periods beginning after December 15, 2027, though early adoption is permitted. The Company does not expect ASU 2025-11 to have a material effect on its consolidated financial statements and disclosures.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging - Hedge Accounting Improvements. The amendments in this update are intended to more closely align hedge accounting with the economics of an entity’s risk management activities. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, though early adoption is permitted. The Company does not expect ASU 2025-09 to have a material effect on our consolidated financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal Use Software - Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for software costs that are accounted for under Subtopic 350-40. ASU 2025-06 removes all references to prescriptive and sequential software development stages throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods with early adoption permitted, and can be applied either on a prospective, modified transition or retrospective basis. The Company is currently assessing the impact that ASU 2025-06 will have on its financial statements and disclosures.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 16. Income Taxes in the accompanying notes to the consolidated financial statements for further detail.

Change in Accounting Policy - During the fourth quarter of 2025, the Company changed its presentation related to costs associated with operating its inter-location logistics, DSD distribution centers, and outbound shipping and handling activities from Selling to Cost of goods sold within the Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, the Company has revised the Selling and distribution caption to Selling within the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company believes that this change in accounting principle is preferable as it better reflects the total cost of fulfilling its revenue transactions, aligns with how it internally manages its business and improves comparability with industry peers, thus providing more meaningful information to users of its financial statements. The change in presentation has been applied retrospectively to all periods presented and affects Cost of goods sold, Gross profit, and Selling.

	For the Fiscal Year Ended December 29, 2024
(in millions)	As reported	Effect of change	As adjusted
Cost of goods sold	$914.5	$125.6	$1,040.1
Gross profit	494.7	(125.6)	369.1
Gross margin	35.1%	(8.9)%	26.2%
Selling	306.2	(125.6)	180.6

	For the Fiscal Year Ended December 31, 2023
(in millions)	As reported	Effect of change	As adjusted
Cost of goods sold	$981.7	$105.7	$1,087.4
Gross profit	456.5	(105.7)	350.8
Gross margin	31.7%	(7.3)%	24.4%
Selling	273.9	(105.7)	168.2
Revision of Prior Period Financial Information - During the fourth quarter of 2025, the Company revised its presentation to decrease accumulated other comprehensive income by $5.5 million with a corresponding decrease to goodwill. The correction was recorded to the opening balance of the earliest period presented within the financial statements. The correction relates to our hedge accounting program within the purchase accounting for our 2020 business combination. The Company has determined that the errors were immaterial to all impacted periods and has corrected the impacted periods as an immaterial correction of an error.
Reclassifications - Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.
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
The following table summarizes the net assets and liabilities included in the Good Health and R.W. Garcia Sale on February 5, 2024:

Property, plant, and equipment net	$27.5
Goodwill	44.6
Intangible assets, net	44.3
Net working capital adjustments	7.1
Net assets sold	$123.5
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
The Company and Our Home were operating under transition services agreements related to each of the Good Health and R.W. Garcia Sale and the Manufacturing Facilities Sale, which expired during the first half of 2025. For the greater part of fiscal year 2025, the parties operated under reciprocal co-manufacturing agreements. Although Our Home remains involved in the manufacturing of certain products of the Company, the Company no longer manufactures products for Good Health. Certain Good Health products continue to be distributed and sold on the Company's DSD network for Our Home pursuant to a distribution agreement. The Company received approximately $18.7 million in advance from Our Home for certain terms under these agreements, which the Company recognized through income from operations over the terms of the transition services and co-manufacturing agreements.

3.RECEIVABLES SALES PROGRAM
The Company has entered agreements to sell certain trade accounts receivable to unrelated, third-party financial institutions at a discount (the "Receivables Sales Programs"). The agreements can be terminated by the Company or the other party to each agreement with 30 days' notice. The Receivables Sales Programs are used by the Company to manage liquidity in a cost-effective manner. The Company has no retained interest in the receivables sold under the Receivables Sales Programs; however, under the agreements, the Company does have collection and administrative responsibilities for a portion of the sold receivables, totaling $47.8 million of the total $232.0 million of receivables sold under the Receivables Sales Programs. Under the Receivables Sales Programs, the current fixed operating limit of outstanding accounts receivables to be sold at any time is $55.0 million.

(in millions)	As of December 28, 2025
Outstanding receivables sold	$27.8
Receivables collected and not remitted to financial institutions, net of receivables sold and not settled with financial institutions	$0.7
Receivables sold under the Receivables Sales Programs are derecognized from the Company's Consolidated Balance Sheets at the time of the sale and the proceeds from such sales are reflected as a component of the change in receivables in the operating activities section of the Consolidated Statement of Cash Flows. The receivables collected and not remitted to financial institutions are included in Accounts payable in the Consolidated Balance Sheets.

(in millions)	For the Fiscal Year Ended December 28, 2025
Receivables sold	$232.0
Receivables collected and remitted to financial institutions	$12.6
The loss on sale of receivables from continuing operations represents the discount taken by third-party financial institutions and was $1.5 million for the fiscal year ended December 28, 2025 and is included in Other expense (income), net in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has not recognized any servicing assets or liabilities as of December 28, 2025, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.
4.INVENTORIES
Inventories consisted of the following:

(in millions)	As of December 28, 2025	As of December 29, 2024
Finished goods	$79.0	$67.0
Raw materials	32.0	27.1
Maintenance parts	8.3	7.3
Total inventories	$119.3	$101.4

5.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

(in millions)	As of December 28, 2025	As of December 29, 2024
Land	$20.2	$25.9
Buildings	118.2	113.2
Machinery and equipment	363.5	215.5
Land improvements	1.1	2.7
Building improvements	3.5	2.8
Construction-in-progress	25.2	107.4
	531.7	467.5
Less: accumulated depreciation	(152.5)	(122.3)
Property, plant and equipment, net	$379.2	$345.2
During the fiscal year ended January 1, 2023, certain of the Company's property and equipment was damaged at one of the Company's smaller manufacturing facilities by a natural disaster (the "Gramercy, LA Facility"). During the fiscal year ended December 31, 2023, the Company received $1.7 million in insurance proceeds related to the settlement of damaged property and equipment and $1.3 million related to the settlement of the business interruption insurance claim. The Company recognized receipts of the business interruption insurance as a reduction of Cost of goods sold and the receipts related to the damage to property, plant and equipment within the gain (loss) on sale of assets, net in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss). The Company recognizes gains from insurance proceeds, at the earliest, after receipt of insurance proceeds. The Company recorded impairments for the fiscal year ended December 31, 2023 totaling $1.9 million recorded under General and administrative on the Consolidated Statements of Operations and Comprehensive Income (Loss).
During the fiscal year ended December 31, 2023, the Company permanently ceased operations at the Company’s manufacturing facility located in Birmingham, AL (the “Birmingham Facility”). The Company recorded expense of $8.9 million in connection with the closure, which included $1.3 million in severance and related costs and $10.6 million of asset impairments related to fixed assets. The severance and related expenses were recorded in the Cost of goods sold line in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 31, 2023. The fixed asset impairments are recorded in the General and administrative expenses line in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 31, 2023.
During the fiscal year ended December 29, 2024, the Company sold the Birmingham Facility for proceeds of $6.0 million and the Gramercy, LA Facility for proceeds of $1.8 million.
During the fiscal year ended December 31, 2023, the Company completed the sale of the Company's manufacturing facility in Bluffton, Indiana, which resulted in a loss on sale of the assets of $13.4 million. Also, in connection with the sale, the Company recorded $4.7 million of expense related to the termination of a contract that was settled with the sale. In a separate transaction, the Company completed the sale of land in Hanover, Pennsylvania to a separate third-party for a gain of $4.0 million in Gain (loss) on sale of assets, net on the Consolidated Statements of Operations and Comprehensive Income (Loss).
During the fiscal year ended December 28, 2025, the Company concluded that it intends to sell three buildings located in Hanover, PA. The carrying value of these assets in the amount of $10.3 million has been reported as Assets held for sale on the Consolidated Balance Sheets as of December 28, 2025. No impairment was recognized on these assets. The Company cannot provide assurance that it will be able to complete the sale of these assets on the terms currently contemplated, or at all, or that the proceeds from such sales will equal or exceed the carrying value of the assets. In addition during the fiscal year ended December 28, 2025, the Company sold land in Goodyear, AZ and its Grand Rapids, MI manufacturing facility for proceeds of $4.0 million and $20.0 million, respectively, and recorded gains related to these sales of $10.2 million in Gain (loss) on sale of assets, net on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Depreciation expense was $45.0 million for the fiscal year ended December 28, 2025, $33.4 million for the fiscal year ended December 29, 2024, and $40.5 million for the fiscal year ended December 31, 2023. Depreciation expense is classified in Cost of goods sold, and Selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

6.GOODWILL AND INTANGIBLE ASSETS, NET
A roll forward of goodwill is as follows:

(in millions)
Balance as December 29, 2024(1)	865.2
Balance as of December 28, 2025	$865.2
(1) Reflects the correction related to the purchase accounting for our 2020 Business combination. See Note 1. Operations and Summary of Significant Accounting Policies - Revision of Prior Period Financial Information.
Intangible assets, net, consisted of the following:

(in millions)	As of December 28, 2025	As of December 29, 2024
Subject to amortization:
Distributor/customer relationships	$647.7	$647.7
Trademarks	59.9	59.9
Amortizable assets, gross	707.6	707.6
Accumulated amortization	(187.9)	(151.8)
Amortizable assets, net	519.7	555.8
Not subject to amortization
Trade names	428.7	428.7
Route assets	15.5	12.0
Intangible assets, net	$963.9	$996.5
During the fiscal year ended December 29, 2024, the Company paid $9.2 million to purchase an indefinite life intangible right for use of a third-party brand name. This intangible asset is classified as an indefinite life trade name. There were no other significant changes to intangible assets during the fiscal years ended December 28, 2025 and December 29, 2024 other than those which arise from the normal course of business from the buying and selling of Company-owned route assets and amortization.
Amortization of the distributor/customer relationships, technology, and trademarks amounted to $36.1 million for the fiscal year ended December 28, 2025, $36.3 million for the fiscal year ended December 29, 2024, and $37.7 million for the fiscal year ended December 31, 2023.
Amortization expense is classified in General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). Estimated future amortization expense is as follows:

(in millions)	As of December 28, 2025
2026	$36.1
2027	36.1
2028	36.1
2029	36.1
2030	36.1
Thereafter	339.2
Total	$519.7

7.NOTES RECEIVABLE
Contracts are executed between the Company and its IOs for the sale of the product distribution route, including notes in favor of the Company, in certain cases. The notes bear interest at rates ranging from 7.00% to 10.00% with terms ranging generally from one to ten years. The notes receivable balances due from IOs at December 28, 2025 and December 29, 2024 totaled $14.8 million and $13.7 million, respectively, and are collateralized by the routes for which the loans are made. The Company also sold certain notes to Bank of America and two other banks. The Company has a corresponding notes payable, related to the IOs notes receivables. See Note 10. Long-Term Debt and Note 14. Contingencies.
Other notes receivable totaled $0.1 million at December 29, 2024. There were no Other notes receivable at December 28, 2025.
8.SUPPLY CHAIN FINANCE
The Company participates in a supply chain finance program with a certain financial institution. The program allows the Company's suppliers to sell their receivables to the financial institution at the discretion of both parties on terms that are negotiated between the supplier and the financial institution. Pursuant to their agreement with the financial institution, certain suppliers may elect to be paid early at their discretion. The key terms of the supplier invoice, including the amounts due and scheduled payment dates, are not impacted by the Company’s suppliers’ decisions to sell their receivables under the program. The Company’s supply chain financing program obligations are classified as accounts payable, and the Company agrees to pay to the financial institution those invoices sold according to the Company's standard terms. There are no assets pledged or other forms of guarantees associated with the program. The Company or the financial institution may terminate the program upon at least 30 days' notice.
The balance of the obligations outstanding at the end of the reporting period are as follows:

(in millions)
Balance as of December 29, 2024	$—
Invoices confirmed during the year	13.6
Confirmed invoices paid during the year	5.0
Balance as of December 28, 2025	$8.6
9.ACCRUED EXPENSES AND OTHER
Current accrued expenses and other consisted of the following:

(in millions)	As of December 28, 2025	As of December 29, 2024
Accrued compensation and benefits	$24.4	$25.8
Operating right of use liability	18.6	17.3
Insurance liabilities	6.5	6.8
Accrued freight and manufacturing related costs	3.3	4.0
Accrued dividends and distributions	9.0	8.6
Accrued interest	10.7	11.1
Tax Receivable Agreement liability	4.4	0.1
Deferred transition services and other fees (a)	—	2.0
Other accrued expenses	11.0	2.6
Total accrued expenses and other	$87.9	$78.3
(a) See Note 2. Divestitures, for further discussion.
Non-current accrued expenses and other consisted of the following:

(in millions)	As of December 28, 2025	As of December 29, 2024
Operating right of use liability(1)	$139.2	$133.0
Tax Receivable Agreement liability	19.6	24.3
Supplemental retirement and salary continuation plans	6.6	6.9
Long-term portion of an interest rate hedge liability	1.1	—
Total accrued expenses and other	$166.5	$164.2
10.LONG-TERM DEBT
Revolving Credit Facility
The Company has an asset based revolving credit facility (as amended, the “ABL facility”) which was amended in July 2023, to increase the credit limit to $225.0 million and extended the maturity to the earlier of July 20, 2028, or 91 days prior to the maturity of the Term Loan B (as defined below). On April 17, 2024, the Company further amended its ABL facility to reduce the rate from SOFR plus the applicable rate ranging from 1.50%-2.00% plus a credit spread adjustment to SOFR plus the applicable rate ranging from 1.50%-2.00%, as well as certain other changes. Other material terms of the ABL facility, including maturity date, remained unchanged.
Availability under the ABL facility is based on monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit and amounts borrowed. As of December 28, 2025 and December 29, 2024, $119.7 million and $158.7 million, respectively, was available for borrowing, net of letters of credit. The ABL facility is also subject to unused line fees (0.5% at both December 28, 2025 and December 29, 2024) and other fees and expenses.
Standby letters of credit in the amount of $10.3 million were issued as both of December 28, 2025 and December 29, 2024. The standby letters of credit are primarily issued for insurance purposes.
Term Loans
The Company has a credit agreement with a syndicate of banks, led by Bank of America, N.A. (“Term Loan B”) which had an original outstanding balance of $795.0 million maturing on January 20, 2028. In March 2024, in connection with the Good Health and R.W. Garcia Sale as described in Note 2. Divestitures and Note 5. Property, Plant and Equipment, Net, the Company made a $141.0 million accelerated payment on its Term Loan B. On April 17, 2024, the Company amended its Term Loan B to refinance in full all of the $630.3 million outstanding term loan and reduce the interest rate from SOFR plus the applicable rate of 3.00% plus a credit spread adjustment to SOFR plus the applicable rate of 2.75%, as well as to make certain other changes. The Company recorded a loss on debt extinguishment of $1.3 million related to the refinancing of its Term Loan B in its Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 29, 2024. On January 29, 2025, the Company further amended its Term Loan B to refinance in full all of the $630.3 million outstanding term loans thereunder, reduce the interest rate from the Secured Overnight Financing Rate (“SOFR”) plus the applicable rate of 2.75% to SOFR plus the applicable rate of 2.50% and extend the maturity date from January 20, 2028 to January 29, 2032, as well as to make certain other changes. Other material terms of the Term Loan B remain unchanged. The Company recorded a loss on debt extinguishment of $0.5 million related to the refinancing of its Term Loan B in its Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 28, 2025. The weighted average interest rate on the Term Loan B debt, including the impact of the interest rate swap (see Note 11. Derivative Financial Instruments and Purchase Commitments), for the fiscal year ended December 28, 2025 and the fiscal year ended December 29, 2024 was 4.88% and 5.14%, respectively.

On October 12, 2022, the Company entered into a loan agreement (the “Real Estate Term Loan”) with City National Bank which was secured by a majority of the Company's real estate assets. The Real Estate Term Loan has a ten-year maturity and amortizes approximately $3.5 million in principal annually, with a balloon payment due at maturity. The Real Estate Term Loan contains a single financial maintenance covenant consisting of a fixed charge coverage ratio that is tested quarterly only during a covenant trigger period consistent with the existing ABL facility. Concurrent with the closing of the Real Estate Term Loan, Utz Quality Foods, LLC entered into an interest rate swap transaction to fix the effective interest rate at approximately 5.93%, as discussed in further detail within Note 11. Derivative Financial Instruments and Purchase Commitments. In September 2023, the Company made an additional $4.4 million payment on its Real Estate Term Loan using net proceeds from the sale of land to a third-party, as discussed within Note 5. Property, Plant and Equipment, Net, as well as cash on hand. In February 2024, in connection with the Good Health and R.W. Garcia Sale as described in Note 2. Divestitures, the Company made an additional $8.5 million payment on its Real Estate Term Loan. In April 2024, in connection with the Manufacturing Facilities Sale as described in Note 2. Divestitures, the Company made an additional payment of $9.2 million on its Real Estate Term Loan.
The Term Loan B and the ABL facility are collateralized by substantially all of the assets and liabilities of UBH and its subsidiaries excluding the real estate assets secured by the Real Estate Term Loan, including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants as to operations and the financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with its financial covenants as of December 28, 2025.
Term debt and revolving credit facilities consisted of the following:

Debt (in millions)	Original Principal Balance	Maturity Date	As of December 28, 2025	As of December 29, 2024
Term Loan B	$795.0	January-32	$630.3	$630.3
Real Estate Term Loan	88.1	October-32	57.0	59.6
Equipment loans(1)	211.1		167.0	83.5
Asset based lending (“ABL”) facility(2)		July-28	0.2	0.2
Net impact of debt issuance costs and original issue discount			(4.9)	(5.0)
Total long-term debt			849.6	768.6
Less: current portion			(31.4)	(16.1)
Long term portion of term debt and financing obligations			$818.2	$752.5
(1) Equipment loans have varying maturities from June 2026 to November 2030. The Company has made the following draws upon these agreements: $13.1 million in the fiscal year ended December 31, 2023, $39.1 million in the fiscal year ended December 29, 2024 and $104.5 million in the fiscal year ended December 28, 2025. These draws bear interest ranging from 3.26% through 7.56%.
(2) The Company generally utilizes the prime rate for amounts that the Company expects to pay down within 30 days, the interest rate on the ABL facility as of December 28, 2025 and December 29, 2024, was 7.50% and 8.00%, respectively, under the prime rate. Balances that are expected to be carried longer than 30 days, the interest rate on the ABL facility as of December 28, 2025 was 5.76%.

As of December 28, 2025, the minimum debt repayments under term debt and financing obligations, excluding unscheduled equipment loans of $49.9 million, consisted of the following:

(in millions)
2026	$31.4
2027	30.4
2028	28.2
2029	24.8
2030	15.1
Thereafter	674.7
Total	$804.6
The Term Loan B, the ABL Facility, and the equipment loans are debt of UBH and its’ subsidiaries. There are no material differences between the financial statements of UBI and its consolidated subsidiaries and the financial statements of UBH and its consolidated subsidiaries, except for the warrant liability and associated gain on remeasurement of warrant liability as described in Note 19. Warrants, the TRA described in Note 16. Income Taxes and accrued dividends to stockholders which flow out of UBH.
Other Notes Payable and Capital Leases
Amounts outstanding under other notes payable consisted of the following:

(in millions)	As of December 28, 2025	As of December 29, 2024
Note payable – IO notes	$13.0	$12.1
Finance lease obligations(1)	7.7	9.7
Other	—	0.1
Total notes payable	20.7	21.9
Less: current portion	(6.5)	(6.9)
Long term portion of other notes payable	$14.2	$15.0
(1) See Note 17. Leases for further discussion on our finance lease obligations.
During the fiscal year ended December 31, 2023, the Company sold an additional $5.2 million of notes receivable from IOs for proceeds of $5.4 million to a financial institution. During the fiscal year ended December 29, 2024, the Company sold an additional $4.6 million of notes receivable from IOs for proceeds of $4.9 million to a financial institution. During the fiscal year ended December 28, 2025, the Company sold an additional $5.8 million of notes receivable from IOs for proceeds of $6.1 million to a financial institution. Due to the structure of these transactions, they did not qualify for sale accounting treatment and the Company has recorded the notes payable obligation owed by the IOs to the financial institution on its books; the corresponding notes receivable also remained on the Company’s books. The Company services the loans for the financial institution by collecting principal and interest from the IOs and passing it through to the institution. The underlying notes have various maturity dates through October 2035. The Company partially guarantees the outstanding loans, as discussed in further detail within Note 14. Contingencies. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.

Interest Expense
Interest expense consisted of the following:

(in millions)	For the Fiscal Year Ended December 28, 2025	For the Fiscal Year Ended December 29, 2024	For the Fiscal Year Ended December 31, 2023
Company’s long-term debt	$40.8	$40.6	$57.9
Amortization of deferred financing fees	1.4	3.2	1.6
IO loans	0.9	1.1	1.1
Total interest	$43.1	$44.9	$60.6
11.DERIVATIVE FINANCIAL INSTRUMENTS AND PURCHASE COMMITMENTS
Derivative Financial Instruments
In December, 2021, the Company entered into an interest rate swap contract with a counter-party to make a series of payments based on a fixed interest rate of 1.39% and receive a series of payments based on the greater of LIBOR or 0.00%. Both the fixed and floating payment streams were based on a notional amount of $500 million and was to mature on September 30, 2026. However, in September 2025, the Company terminated this interest rate swap contract associated with the Term Loan B, resulting in the receipt of cash proceeds totaling $12.1 million which was recorded to Accumulated other comprehensive income (loss) to be amortized into earnings over the remaining term of the hedged loan. In addition, on the same date, the Company entered into a new interest rate swap agreement with a notional amount of $500.0 million. This agreement is scheduled to mature on December 31, 2028. Under the terms of this agreement, the Company is obligated to make periodic payments at the fixed interest rate of 3.23%, while receiving periodic payments based on the one-month SOFR from the counterparty. The interest rate swap is designated as cash flow hedge under ASC 815-20.
Effective November 2022, the Company entered into a 10-year swap contract with a counter-party to make a series of payments based on a fixed interest rate of 3.83% and receive a series of payments based on the greater of the 1-month SOFR or 0.00%. In conjunction with accelerated payments on the Real Estate Term Loan during the fiscal year ended December 29, 2024, discussed within Note 10. Long-Term Debt, the Company determined that $36.7 million of hedged forecasted transactions were not probable of occurring. As such, effective February 1, 2024, the Company de-designated its interest rate hedge accounting on its Real Estate Term Loan and re-designated a new interest hedging relationship totaling $47.0 million. As a result, the Company immediately reclassified $0.3 million of accumulated other comprehensive income to earnings which is reflected as a decrease to interest expense within the Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 28, 2025, $43.6 million and $34.0 million of the notional of the Company's interest rate swap was designated under interest rate hedge accounting and at fair value with mark-to-market adjustments recorded immediately in earnings, respectively. For the fiscal year ended December 28, 2025, the Company recognized $2.7 million as a decrease to interest expense within the Consolidated Statements of Operations and Comprehensive Income (Loss). The balance that the hedge covers is designed to abate as principal payments on the Real Estate Term Loan are made. The Company entered into these transactions to reduce its exposure to changes in cash flows associated with the Real Estate Term Loan and has designated this derivative as a cash flow hedge. The Company assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative instrument. If it is probable that the hedged forecasted transaction will not occur, the derivative instrument's gain or loss reported in accumulated other comprehensive income will be reclassified into earnings.
As of December 28, 2025, the effective fixed interest rate on the long-term debt hedged by these contracts was 5.75%. For further treatment of the Company’s interest rate swap, refer to Note 12. Fair Value Measurements.

Warrant Liabilities
As of December 29, 2024, there were 7,200,000 private placement warrants (“Warrants”) outstanding, which were accounted for as derivative liabilities pursuant to ASC 815-40. The Warrants had a term of five years. In August 2025 the Warrants were fully exercised in a cashless exchange resulting in the issuance of 1,307,873 shares of the Company's Class A Common Stock. See Note 19. Warrants for additional information on our warrant liabilities. A reconciliation of the changes in the warrant liability during the fiscal year ended December 28, 2025 is as follows:

(in millions)
Fair value of warrant liabilities as of December 29, 2024	$33.0
Gain on remeasurement of warrant liability	(22.8)
Exercise of Warrants	(10.2)
Fair value of warrant liabilities as of December 28, 2025	$—
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $66.9 million as of December 28, 2025 and $61.1 million as of December 29, 2024. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment gains (losses) totaling $0.5 million for the fiscal year ended December 28, 2025, $(0.5) million for the fiscal year ended December 29, 2024, and $(3.3) million for the fiscal year ended December 31, 2023, respectively.
12.FAIR VALUE MEASUREMENTS
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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 28, 2025:

(in millions)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$120.4	$—	$—	$120.4
Interest rate swaps	—	0.8	—	0.8
Total assets	$120.4	$0.8	$—	$121.2
Liabilities:
Commodity contracts	$—	$1.2	$—	$1.2
Interest rate swaps	$—	$1.1	$—	$1.1
Debt	—	849.6	—	849.6
Total liabilities	$—	$851.9	$—	$851.9
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 29, 2024:

(in millions)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$56.1	$—	$—	$56.1
Commodity contracts	—	0.1	—	0.1
Interest rate swaps	—	25.0	—	25.0
Total assets	$56.1	$25.1	$—	$81.2
Liabilities:
Commodity contracts	—	1.4	—	1.4
Warrants	—	33.0	—	33.0
Debt	—	768.6	—	768.6
Total liabilities	$—	$803.0	$—	$803.0

13.SHARE-BASED COMPENSATION
For the periods presented, compensation expense included primarily in Selling, general and administrative expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

(in millions)	For the Fiscal Year Ended December 28, 2025	For the Fiscal Year Ended December 29, 2024	For the Fiscal Year Ended December 31, 2023
RSUs	$9.9	$11.0	$9.7
PSUs	5.4	5.6	4.3
Stock options	—	0.8	1.3
Pre-tax compensation expense	$15.3	$17.4	$15.3
Unrecognized compensation expense related to nonvested share-based compensation grants was as follows:

(in millions)	As of December 28, 2025	As of December 29, 2024
RSUs	$4.1	$7.4
PSUs	4.6	6.5
Stock options	—	—
Total	$8.7	$13.9
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
At the end of the performance period, the Company’s total stockholder return position is ranked relative to the total stockholder returns of each member of the performance peer group that remains within the performance peer group for the entire performance period. The total number of PSUs that vest is based on the ranking of the Company’s total stockholder return relative to the total stockholder return of each of the Company’s peer companies, and ranges from a 200% payout for ranking in the 90th percentile or above to 0% payout for ranking below the 30th percentile with percentiles interpolated between these payouts for the fiscal years prior to 2024. For fiscal years 2024 and 2025, the ranges are from 200% payout for ranking in the 75th percentile or above to 0% payout for ranking below the 25th percentile.

PSUs that become vested also generally entitle the holder to be credited with dividend equivalent payments in cash, with such dividend equivalents payable when, and to the extent, the PSUs are settled (or such accrued dividend equivalents will be forfeited to the extent the PSUs are forfeited).
Because the PSUs vest based on market conditions, Monte Carlo simulation models were used to determine the grant-date fair value of the PSUs. The assumptions used in the Monte Carlo simulation models for grants occurring in fiscal years ended December 31, 2023, December 29, 2024 and December 28, 2025 included weighted average expected terms ranging from 2.9 years to 3.0 years, weighted average expected volatility ranging from 35.0% to 40.0%, and weighted average risk-free rates ranging from 3.9% to 4.3%.

PSUs and RSUs	Number of Units	Weighted-average grant date fair value for equity awards (per unit)	Weighted Average Remaining Contractual Term
Outstanding at beginning of fiscal year 2025	2,122,475	$18.93	0.9 Years
Granted	817,186	15.58
Vested	(765,328)	17.77
Forfeited	(144,563)	18.26
Outstanding at end of fiscal year 2025	2,029,770	$18.07	0.6 Years
Stock Options
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

Stock Options	Number of Units	Weighted-Average Grant Date Fair Value for Equity Awards (per unit)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at beginning of fiscal year 2025	649,930	$6.05	6.5 Years
Outstanding and exercisable at beginning of fiscal year 2025	255,457	6.11	5.7 Years
Granted	—	—
Vested	394,473	—
Forfeited	—	—
Outstanding and exercisable at end of fiscal year 2025.	649,930	$6.05	5.5 Years	0.00

(1) The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the stock option had been exercised on the last day of the respective fiscal period. The Stock options outstanding and exercisable at December 28, 2025 result in an aggregate intrinsic value of zero as their market value is less than their exercise value.
Employee Stock Purchase Plan
On December 10, 2020, the Board of Directors approved the 2021 Employee Stock Purchase Plan ("ESPP”), subject to stockholder approval. The ESPP was effective January 1, 2021, and any purchase rights that were granted under the ESPP prior to stockholder approval could not be exercised unless and until stockholder approval was obtained.
Under the ESPP, associates are offered the option to purchase discounted shares of Class A Common Stock during offering periods designated by the administrator. Each offering period will be one year, consisting of two six-month purchase periods, commencing on each January 1 and July 1 following the effective date of the ESPP. Shares are purchased on the applicable exercise dates, which is the last trading day of each purchase period. The ESPP permits participants to purchase the Company’s Class A Common Stock at a purchase price of not less than 85% of the lesser of (i) the “fair market value” of a share on the first day of a purchase period, rounded up to the nearest whole cent per share and (ii) the “fair market value” of a share on the purchase date of such purchase period, rounded up to the nearest whole cent per share, subject to limits set by the Internal Revenue Code of 1986, as amended (the “Code”) and the ESPP. The purchase price used was 95% in each of the fiscal years ended December 31, 2023, December 29, 2024, and December 28, 2025.
The maximum number of shares of the Company’s Class A Common Stock available for sale under the ESPP shall not exceed in the aggregate 1,500,000 shares and may be unissued shares or treasury shares or shares bought on the market for purposes of the ESPP. As of December 28, 2025, 981,991 shares of Class A Common Stock remain available for issuance under the ESPP. For the fiscal year ended December 28, 2025, the Company granted 102,570 shares with a fair value of $1.7 million, and the Company recognized compensation expense of $0.2 million. For the fiscal year ended December 29, 2024, the Company granted 48,961 shares with a fair value of $0.9 million, and the Company recognized compensation expense of $0.2 million. For the fiscal year ended December 31, 2023, the Company granted 99,788 shares with a fair value of $1.5 million, and the Company recognized compensation expense of $0.3 million.
14.CONTINGENCIES
Litigation Matters
The Company is involved in litigation and other matters incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations or cash flows.
Guarantees
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $69.5 million and $63.5 million at December 28, 2025 and December 29, 2024, respectively, which loans are accounted for as off balance sheet arrangements. As discussed in Note 7. Notes Receivable, the Company also sold notes receivable on its books to Bank of America during the fiscal years ended December 31, 2023 and December 29, 2024, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at December 28, 2025 and December 29, 2024 was $12.5 million and $11.7 million, respectively. Due to the structure of the transactions, the sales did not qualify for sale accounting treatment, and as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding notes receivable also remain in the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year.
Additionally, the Company guarantees loans for the purchase of routes made by two other banks. The outstanding balance of these loans was $1.3 million and $1.5 million at December 28, 2025 and December 29, 2024, respectively, of which $1.3 million and $1.3 million was included in the Company's Consolidated Balance Sheets at December 28, 2025 and December 29, 2024, respectively. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance.
All of the above IO loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.

15.SUPPLEMENTARY CASH FLOW INFORMATION

(in millions)	For the Fiscal Year Ended December 28, 2025	For the Fiscal Year Ended December 29, 2024	For the Fiscal Year Ended December 31, 2023
Cash paid for interest	$44.9	$45.0	$46.9
The Company presents the gain on the sale of disposals of property and equipment, and the gain on the sale of routes within (Loss) gain on sale of assets within the Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statement of Cash Flows. In addition, refer to Note 16. Income Taxes for the refunds and payments related to income taxes; and Note 17. Leases for finance and operating lease additions.
16.INCOME TAXES
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

The Company’s (Loss) income from continuing operations before income taxes is summarized below based on the geographic location of the operation to which such earnings and income taxes are attributable:

(in millions)	For the Fiscal Year Ended December 28, 2025	For the Fiscal Year Ended December 29, 2024	For the Fiscal Year Ended December 31, 2023
United States	$(0.6)	$69.4	$(39.2)
(Loss) income from continuing operations before income taxes	$(0.6)	$69.4	$(39.2)
The provision for income taxes was as follows:

(in millions)	For the Fiscal Year Ended December 28, 2025	For the Fiscal Year Ended December 29, 2024	For the Fiscal Year Ended December 31, 2023
Current:
Federal	$3.6	$21.4	$7.8
State	1.1	3.2	1.9
Total current	4.7	24.6	9.7
Deferred:
Federal	1.6	10.0	(7.6)
State	0.8	4.1	(1.3)
Total deferred	2.4	14.1	(8.9)
Total	$7.1	$38.7	$0.8
A reconciliation of the of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to Loss before income taxes after the adoption of ASU 2023-09 is as follows:

	For the Fiscal Year Ended December 28, 2025
	(in millions)	Percent
U.S. Federal Statutory Rate	$(0.1)	21.0%
State Income Taxes, net of federal income tax effect[1]	0.7	(116.7)%
Tax Credits
Investment Tax Credits	(1.1)	183.3%
Production Tax Credits	(0.7)	116.7%
Changes in Valuation Allowances	10.3	(1,716.7)%
Nontaxable and Nondeductible items
Remeasurement of Warrant Liability	(4.8)	800.0%
Noncontrolling interest in UBH	2.4	(400.0)%
IRC §162(m)	0.5	(83.3)%
Nondeductible Expenses	(0.2)	33.3%
Other Adjustments
Investment in UBH	0.6	(100.0)%
Return to Provision	(0.5)	79.1%
Provision for income taxes	$7.1	(1,183.3)%
(1) Pennsylvania contributes to a majority (greater than 50%) of the tax effect in this category.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to (Loss) income before taxes for years prior to the adoption of ASU 2023-09 is as follows:

(in millions)	For the Fiscal Year Ended December 29, 2024	For the Fiscal Year Ended December 31, 2023
Federal Statutory Rate (21%)	$14.6	$(8.2)
State Income Taxes, net of federal benefit	5.8	(0.5)
Investment in UBH	0.9	0.2
Noncontrolling interest in UBH	(1.2)	2.6
Valuation allowance	7.6	5.9
Remeasurement of warrant liability	(2.1)	(0.5)
Return to provision	0.3	—
Gain on Sale to Our Home	12.5	—
IRC §162(m)	0.3	1.4
Other	—	(0.1)
Provision for income taxes	$38.7	$0.8
The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at December 28, 2025 and December 29, 2024:

(in millions)	As of December 28, 2025	As of December 29, 2024
Deferred Tax Assets:
Accrued expenses	$0.4	$0.5
Pension, retirement and other benefits	0.4	0.4
Inventories, including uniform capitalization	0.1	0.1
Investment in UBH, operations	35.9	30.4
Acquisition costs	0.4	0.5
Net operating losses	21.7	19.1
IRC §163(j)	11.2	8.7
Credits	1.0	0.3
Charitable contributions	0.8	—
Other deferred tax assets	0.1	0.2
Total gross deferred tax assets	72.0	60.2
Valuation allowance	(66.8)	(48.7)
Net deferred tax assets	5.2	11.5
Deferred Tax Liabilities:
Plant and equipment, accelerated depreciation	(2.6)	(2.6)
Intangibles	(59.4)	(63.4)
Investment in UBH, nonreversing	(69.5)	(69.0)
Other deferred tax liabilities	(0.3)	(0.2)
Total deferred tax liabilities	(131.8)	(135.2)
Net deferred tax liabilities	$(126.6)	$(123.7)

The amount of income taxes paid, net of amounts refunded received, were as follows:

(in millions)	As of December 28, 2025
Jurisdictions:
Federal	$2.3
State and local
Pennsylvania	0.3
Texas	0.2
Other states and localities	0.7
Income taxes paid, net of amounts refunded	$3.5
The amount of cash income taxes paid, net of amounts refunded, by the Company for the fiscal years ended December 29, 2024 and December 31, 2023 was $28.7 million and $7.1 million, respectively.
Purchased Tax Credits
In December 2025, the Company purchased transferable income tax credits (generated under IRC §45Z/48) with an aggregate gross value of $17.9 million. The purchased credits are refundable under applicable law. Credits eligible for carryback may be applied to taxable periods ending 2022 through 2024, subject to statutory limitations and the availability of tax liability in those periods. Because the Company realized the full benefit of the purchased credits through utilization and expected carrybacks within the year ended December 28, 2025, the entire benefit was recognized as a $1.8 million reduction to income tax expense for 2025. As of December 28, 2025, no unutilized purchased credits remain recorded on the Consolidated Balance Sheets.
Net Operating Loss and Tax Credit Carryforward
As of December 28, 2025 and December 29, 2024, the Company and certain subsidiaries had federal net operating loss ("NOL") carryforwards of $92.9 million and $82.5 million, respectively. Of these, $27.5 million will expire, if not utilized, by 2037.
As of December 28, 2025 and December 29, 2024, the Company and certain subsidiaries also had state NOL carryforwards in the amount of $42.3 million and $34.2 million, respectively. The state NOL carryforwards continued to expire in 2025, however, some state NOL's are able to be carried forward indefinitely.
As of December 28, 2025 and December 29, 2024, the Company and certain subsidiaries had federal tax credit carryforwards in the amount of $1.0 million and $0.3 million, respectively.
Utilization of some of the federal and state NOL and credit carryforwards are subject to annual limitations due to the "change in ownership” provisions of the Code and similar state provisions. The annual limitations may result in the expiration of NOL and credit carryforwards before utilization.

Valuation Allowance
The Company recorded a valuation allowance of $66.8 million and $48.7 million at December 28, 2025 and December 29, 2024, respectively. In determining the need for a valuation allowance, the Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit use of the existing deferred tax assets (“DTAs”). As of December 28, 2025, a significant piece of objective negative evidence evaluated was the three-year cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTAs such as the investment in UBH, federal operating losses subject to annual limitations due to "change in ownership” provisions, and state net operating losses where the Company does not expect to continue to have nexus. Therefore, a valuation allowance has been recorded against the DTAs for which it is more-likely-than-not they will not be realized. Additionally, the Company has deferred tax liabilities ("DTLs”) related to its investment in the partnership that will not reverse in the ordinary course of business and will only reverse when the partnership is sold or liquidated. The Company has no intention of disposing of or liquidating the partnership and therefore has not considered the indefinite lived DTL as a source of income to offset other DTAs. In weighing positive and negative evidence, both objective and subjective, including its three-year cumulative loss, the Company has recorded a full valuation allowance against its DTAs related to net operating losses and deductible book/tax differences and recorded a DTL primarily related to the book over tax basis in the investment in UBH that will not reverse in the ordinary course of operations. The Company considered that an indefinite lived DTL may be considered as a source of taxable income for an indefinite lived DTA; however, given our indefinite lived DTL will only reverse upon sale or liquidation, the Company determined that it was more appropriate to record a valuation allowance against its DTAs. The amount of DTAs considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.
The net change in valuation allowance of $18.1 million was recorded as an increase to income tax expense of $10.3 million and adjustment to equity for $7.8 million.
As of December 28, 2025, tax years 2022 through 2025 remain open and subject to examination by the Internal Revenue Service and the majority of the states where the Company has nexus, and tax years 2021 through 2025 remain open and subject to examination in selected states that have a four year statute of limitations.
Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of December 28, 2025 and December 29, 2024.
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
As of December 28, 2025, the Company recorded a TRA liability of $24.0 million, which is reflected as current and non-current accrued expenses in the Consolidated Balance Sheets. The Company has a total liability of $56.2 million related to its projected obligations under the TRA. The total TRA liability includes $23.0 million that relates to the business combination and $1.0 million that relates to equity transactions that occurred during prior quarters. The Company recorded a valuation allowance on its DTA, that fully covers the tax basis that originated with the equity transactions that occurred during the aforementioned periods as they are not more likely than not to be realized based on the positive and negative evidence that the Company considered. The Company has not recorded the $32.2 million of TRA liability that relates to the equity transactions that occurred during the prior periods as the liability is not probable under ASC 450 since the related DTA is not more likely than not to be realized as evidenced by the valuation allowance. The Company will continue to monitor positive and negative evidence to analyze its valuation allowance and it believes that sufficient positive evidence may arise to permit the release of a significant portion of its valuation allowance. If that were to occur, it would result in the need to record $32.2 million of additional TRA liability for the prior period equity transactions, which would result in a non-cash charge to pretax results.
17.LEASES
We determine if a contractual arrangement is a lease at inception. Our lease arrangements provide the Company the right to utilize certain specified tangible assets for a period of time in exchange for consideration. Our leases primarily relate to building space, vehicles, and equipment. Our leases generally have remaining terms ranging from one month to thirty years.
We separate non-lease components from vehicle leases and do not separate non-lease components from our building leases for the purposes of measuring our lease liabilities and assets. Our leases consist of operating leases, which are presented within current accrued expenses and other, non-current accrued expenses and other, and finance leases, which are presented within current portion of other notes payable, and non-current portion of other notes payable on our consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
We recognize a lease liability and a right-of-use (“ROU”) asset at the lease commencement date based on the present value of future lease payments. As many of our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments.
We recognize operating lease expenses on a straight-line basis over the term of the lease within operating expenses. Expenses associated with our finance leases consist of two components, including interest on our outstanding finance lease obligations and amortization of the related ROU assets. The interest component is recorded in interest expense, and depreciation of the finance lease asset is recognized on a straight-line basis over the term of the lease within Cost of goods sold and Selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Our leases do not contain material residual value guarantees or material restrictive covenants. Some of our leases include optional renewal periods or termination provisions which we assess at inception to determine the term of the lease, subject to reassessment in certain circumstances.

The following table presents lease expense we have recorded on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023:

(in millions)	For the Fiscal Year Ended December 28, 2025	For the Fiscal Year Ended December 29, 2024	For the Fiscal Year Ended December 31, 2023
Finance lease expense:
Amortization of finance ROU asset	$3.0	$3.2	$3.0
Interest of finance ROU asset	0.7	0.7	0.5
Total finance lease expense	3.7	3.9	3.5
Operating lease expense (1)	47.7	34.6	27.2
Total lease expense	$51.4	$38.5	$30.7
(1) Included variable and short-term lease expense of $5.9 million and $9.3 million, respectively, for the fiscal year ended December 28, 2025, $5.2 million and $8.1 million, respectively, for the fiscal year ended December 29, 2024 and $4.6 million and $5.3 million, respectively, for the fiscal year ended December 31, 2023.
Finance leases, net, are included in Property, Plant and Equipment, net as follows:

(in millions)	As of December 28, 2025	As of December 29, 2024
Leases	$17.0	$19.5
Less: accumulated depreciation	9.7	10.0
Leases, net	$7.3	$9.5
Maturities of lease liabilities as of December 28, 2025:

(in millions)	Operating Leases	Finance Leases	Total
2026	$28.3	$3.2	$31.5
2027	25.0	2.8	27.8
2028	19.8	1.8	21.6
2029	16.4	0.7	17.1
2030	12.4	0.2	12.6
2030 and thereafter	253.8	—	253.8
Total undiscounted obligations	355.7	8.7	364.4
Less imputed interest	(197.9)	(1.0)	(198.9)
Present value of lease obligations	$157.8	$7.7	$165.5

The following table summarizes supplemental balance sheet information related to leases as of December 28, 2025 and December 29, 2024:

	As of December 28, 2025		As of December 29, 2024
(in millions, except lease term and discount rate)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU asset, non-current(1)	$149.4	$7.3	$146.9	$9.5

Lease liability, current	$18.6	$2.7	$17.3	$2.8
Lease liability, non-current	139.2	5.0	133.0	6.9
Total lease liabilities	$157.8	$7.7	$150.3	$9.7

Weighted average remaining lease term (in years)(2)	18.2	3.0	18.9	3.4
Weighted average discount rate	7.76%	8.02%	7.58%	7.53%

(1) Finance ROU assets are reflected within property, plant, and equipment, net on our consolidated balance sheets and operating leases ROU assets are reflected within other assets on our consolidated balance sheets.
The following table presents other information related to leases for the fiscal year ended December 28, 2025, December 29, 2024 and December 31, 2023 (in millions):

	For the Fiscal Year Ended December 28, 2025	For the Fiscal Year Ended December 29, 2024	For the Fiscal Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27.5	$20.0	$16.7
Operating cash flows from finance leases	$0.7	$0.7	$0.6
Financing cash flows from finance leases	$3.0	$3.2	$3.0
Leased assets obtained in exchange for new lease liabilities:
Operating leases	$24.2	$108.3	$26.3
Finance leases	$2.5	$3.8	$2.8

18.SEGMENT DATA
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

(in millions)	For the Fiscal Year Ended December 28, 2025	For the Fiscal Year Ended December 29, 2024	For the Fiscal Year Ended December 31, 2023
Net sales	$1,438.8	$1,409.2	$1,438.2
Materials	629.3	641.0	670.7
Conversion costs (b)	180.6	181.7	220.7
Delivery (a)(d)	83.9	85.6	72.9
Other cost of goods sold (a)(c)	186.7	131.8	123.1
Gross profit (a)	358.3	369.1	350.8

Marketing (e)	25.6	19.0	11.3
Selling expenses (a)(f)	178.1	161.6	156.9
General and Administrative expenses (g)	144.3	129.5	159.2
Total selling, general and administrative expenses	348.0	310.1	327.4
Gain (loss) on sale of assets, net	9.2	(0.1)	(7.4)
Income from operations	19.5	58.9	16.0

Gain on sale of business	—	44.0	—
Interest expense	(43.1)	(44.9)	(60.6)
Loss on debt extinguishment	(0.5)	(1.3)	—
Other income	0.7	2.5	3.2
Gain on remeasurement of warrant liability	22.8	10.2	2.2
Other (expense) income, net	(20.1)	10.5	(55.2)

(Loss) income before income taxes	(0.6)	69.4	(39.2)
Income tax expense (benefit)	7.1	38.7	0.8
Net income (loss)	$(7.7)	$30.7	$(40.0)
(a) As discussed in Change in Accounting Policy within Note 1. Operations and Summary of Significant Accounting Policies the company revised the presentation related to costs associated with operating its inter-location logistics, DSD distribution centers and outbound shipping and handling activities. The change in presentation has been applied retrospectively to all periods presented within our segment presentation. See below for a reconciliation of those changes:

	For the Fiscal Year Ended December 29, 2024
(in millions)	As reported	Effect of change	As adjusted
Cost of goods sold
Delivery	$—	$85.6	$85.6
Other cost of goods sold	91.8	40.0	131.8

Gross profit	494.7	(125.6)	369.1

Selling, general and administrative expenses
Delivery	85.6	(85.6)	—
Selling expenses	201.6	(40.0)	161.6

	For the Fiscal Year Ended December 31, 2023
(in millions)	As reported	Effect of change	As adjusted
Cost of goods sold
Delivery	$—	$72.9	$72.9
Other cost of goods sold	90.3	32.8	123.1

Gross profit	456.5	(105.7)	350.8

Selling, general and administrative expenses
Delivery	72.9	(72.9)	—
Selling expenses	189.7	(32.8)	156.9

(b) Conversion costs includes direct labor, indirect labor, and overhead expenses.
(c) Other cost of goods sold consists of logistics and other charges.
(d) Delivery charges related to amounts to ship to distribution centers, end customers, and transfer costs between facilities.
(e) Marketing expenses includes customer marketing through traditional media, digital and eCommerce, social media, sponsorships, and other costs such as agency costs, and market research.
(f) Selling costs include people costs, selling operations, co-op advertising and other customer expenses, broker fees, royalties, and other selling related costs.
(g) General and administrative expenses costs of administrative people costs, administrative operations, taxes, fees, and other administrative costs, offset by reimbursements from the transaction services agreements entered into as discussed within Note 2. Divestitures.

19.WARRANTS
As of December 29, 2024, there were 7,200,000 private placement warrants (“Warrants”) outstanding, which were accounted for as derivative liabilities pursuant to ASC 815-40. The Warrants had a term of five years. In August 2025, the Warrants were fully exercised in a cashless exchange resulting in the issuance of 1,307,873 shares of the Company's Class A Common Stock.
The Warrants were accounted for as derivative liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, due to certain settlement provisions in the corresponding warrant agreement that did not meet the criteria to be classified in stockholders’ equity. Pursuant to ASC 815-40, the Warrants were classified as a liability at fair value on the Company’s Consolidated Balance Sheets, and the change in the fair value of such liability in each period was recognized as a non-cash gain or loss in Gain on remeasurement of warrant liability in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Warrants were deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the Warrants recognized.
The remeasurement of the warrant liability resulted in a gain of $22.8 million for the fiscal year ended December 28, 2025 and $10.2 million for the fiscal year ended December 29, 2024, and $2.2 million for the fiscal year ended December 31, 2023. Such gains are not attributable to the noncontrolling interest.
20.EQUITY
Class A Common Stock
The Company is authorized to issue 1,000,000,000 shares of Class A Common Stock, par value $0.0001 per share, of which 87,509,774 and 83,537,542 shares were issued and outstanding as of December 28, 2025 and December 29, 2024, respectively.
Class V Common Stock
The Company is also authorized to issue 61,249,000 shares of Class V Common Stock, par value of $0.0001. Each share of Class V Common Stock may be exchanged for one share of Class A Common Stock of the Company upon certain conditions being satisfied. As of December 28, 2025 and December 29, 2024 there were 55,349,000 and 57,349,000 shares of Class V Common Stock outstanding, respectively. In both July 2024 and November 2024, noncontrolling interests exchanged 1,000,000 Common Company Units and in January 2025, noncontrolling interest exchanged 2,000,000 Common Company Units together with the surrender and cancellation of the same number of shares of Class V Common Stock for an equal number of shares of Class A Common Stock. The Company did not receive any proceeds as a result of this exchange.
21.EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding. Diluted earnings per share is based on the weighted average number shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share-based awards outstanding. There is no difference in the number of shares used to calculate basic and diluted shares outstanding when the Company is in a net loss position. The potentially dilutive securities that would be anti-dilutive when the Company is in a net loss position are not included in the calculation of diluted net loss per share attributable to controlling interest. The anti-dilutive securities are included in the table below. Refer to Note 13. Share-Based Compensation for further information on the share-based awards considered in the diluted earnings per share computation.

The following tables reconcile the numerators and denominators used in the computations of both basic and diluted earnings per share:

(in millions, except share data)	For the Fiscal Year Ended December 28, 2025	For the Fiscal Year Ended December 29, 2024	For the Fiscal Year Ended December 31, 2023
Numerator:
Net income (loss) attributable to controlling interest	$0.8	$15.9	$(24.9)
Denominator:
Weighted average Class A Common Stock shares, basic	86,577,082	82,102,876	81,081,458
Dilutive securities included in diluted earnings per share calculation
Warrants	426,909	2,423,454	—
RSUs	496,004	544,916	—
PSUs	273,619	327,939	—
Stock options	—	34,795	—
Total dilutive weighted average shares	87,773,614	85,433,980	81,081,458
Basic earnings per share	$0.01	$0.19	$(0.31)
Diluted earnings per share	$0.01	$0.19	$(0.31)
Weighted average Class V Common Stock not subject to earnings per share calculation	55,425,923	58,725,374	59,349,000
Net loss (income) attributable to noncontrolling interest	$8.5	$(14.8)	15.1
The diluted earnings per share computation includes the effect of the Warrants for the period in which they were outstanding. The Warrants were fully exercised in a cashless exchange in August 2025, resulting in the issuance of 1,307,873 shares of the Company's Class A Common Stock, and certain restricted stock units ("RSUs"), performance stock units ("PSUs") and stock options granted to directors and management that convert to Class A Common Stock upon vesting or being exercised, as their inclusion would have been anti-dilutive. Anti-dilutive securities excluded from diluted income per share calculation are as follows:

	For the Fiscal Year Ended December 28, 2025	For the Fiscal Year Ended December 29, 2024	For the Fiscal Year Ended December 31, 2023
Warrants	—	—	1,882,627
RSUs	128,870	78,105	271,330
PSUs	419,290	194,695	125,958
Stock options	649,930	—	—
Shares of the Company’s Class V Common Stock do not participate in earnings of the Company and, therefore, are not participating securities. The PSUs, RSUs granted to our directors and certain employees in fiscal year 2020, and 2020 LTIP RSUs were not considered participating securities despite the holders of these stock-based compensation awards being entitled to participate in dividends declared on Class A Common Stock, if and when declared, on a one-to-one per-share basis, because the dividends are only payable upon full vesting of the awards, and as such, the dividend is forfeitable. The net loss attributable to the noncontrolling interest was $8.5 million for the fiscal year ended December 28, 2025, net income attributable to non-controlling interest of $14.8 million for the fiscal year ended December 29, 2024, and net loss attributable to non-controlling interest of $15.1 million for the fiscal year ended December 31, 2023, respectively.
22.SUBSEQUENT EVENTS
The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

23.QUARTERLY FINANCIAL DATA (UNAUDITED)
As discussed in Change in Accounting Policy within Note 1. Operations and Summary of Significant Accounting Policies, the Company changed its presentations related to costs associated with operating its inter-location logistics, DSD distribution centers and outbound shipping and handling activities from Selling to Cost of goods sold within the Consolidated Statement of Operations. Additionally, the Company has revised the Selling and distribution caption to Selling within the Consolidated Statements of Operations and Comprehensive Income (Loss). The following tables present the summarized financial information for each of the quarters of 2025 and 2024 revised to reflect this change in accounting policy:

	Thirteen Weeks Ended
(in millions)	March 30, 2025	June 29, 2025	September 28, 2025	December 28, 2025
Cost of goods sold	$269.7	$271.4	$286.3	$253.1
Gross profit	$82.4	$95.3	$91.5	$89.1
Selling	$41.5	$54.3	$53.0	$54.9

	Thirteen Weeks Ended
(in millions)	March 31, 2024	June 30, 2024	September 29, 2024	December 29, 2024
Cost of goods sold	$258.0	$261.1	$267.1	$253.9
Gross profit	$88.5	$95.1	$98.4	$87.1
Selling	$42.5	$44.2	$47.5	$46.4
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective at a level of reasonable assurance as of December 28, 2025.
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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 28, 2025. The effectiveness of the Company’s internal control over financial reporting as of December 28, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.
Attestation Report of the Registered Public Accounting Firm
The Company's internal control over financial reporting as of December 28, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Item 9B. Other Information
(a)None.
(b)During the fiscal quarter ended December 28, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information required by this item is provided below. Other information required by this item will be set forth in our 2026 Proxy Statement under the captions “Corporate Governance” and if applicable, "Delinquent Section 16(a) Reports” to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.
The information regarding executive officers of the Company required by Item 401 of SEC Regulation S-K will be located in our 2026 Proxy Statement in the section entitled “Executive Officers of Utz Brands, Inc.” which information is incorporated herein by reference.
The information required by Item 401 of SEC Regulation S-K concerning the directors and nominees for director of the Company, including a discussion of the specific experience, qualifications, attributes and skills that led the Board to conclude that the director or nominee should serve as a director at this time, will be located in our 2026 Proxy Statement in the section entitled “Proposal No. 1 – Election of Directors,” which information is incorporated herein by reference.
Information regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and information regarding the status of one or more members of the Audit Committee as an “audit committee financial expert” will be located in our 2026 Proxy Statement in the section entitled Corporate Governance - Committees and Meetings of the Board – Board Committees,” and - "Corporate Governance - Committees and Meetings of the Board - Audit Committee," which information is incorporated herein by reference.
Information regarding our Business Code of Conduct and Ethics applicable to our directors, officers and associates will be located in our 2026 Proxy Statement in the Section entitled “Corporate Governance ― Corporate Governance Policies ― Code of Ethics,” which information is incorporated herein by reference.
Information regarding our insider trading policies will be located in our 2026 Proxy Statement in the Section entitled "Corporate Governance - Insider Trading Policy," which information is incorporated herein by reference.

Item 11. Executive Compensation
Information concerning executive compensation will be located in our 2026 Proxy Statement To be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in the section entitled, “Executive and Director Compensation,” which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning ownership of our voting securities by certain beneficial owners, individual nominees for director, the named executive officers, including persons serving as our Chief Executive Officer and Chief Financial Officer, and directors and executive officers as a group, will be located in our 2026 Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in the section entitled "Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.
Information regarding all of the Company’s equity compensation plans will be located in our 2026 Proxy Statement in the section entitled “Executive and Director Compensation ― Equity Compensation Plan Information,” which information is incorporated herein by reference to our 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 will be included under the heading "Related Party Transactions" and "Corporate Governance - Director Independence" in our 2026 Proxy Statement, which is to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
Information required by this Item 14 will be included under the heading "Proposal No. 3: Ratification of Selection of Independent Registered Public Accounting Firm - Audit, Audit-Related, Tax and All Other Fees” in our 2026 Proxy Statement, which is to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This information is incorporated by reference into this Annual Report on Form 10-K.
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of the report
1.Financial Statements
The following Consolidated Financial Statements of Utz Brands, Inc. and the Reports of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report on Form 10-K.

Index to the Financial Statements	Page

Report of Independent Registered Public Accounting Firm (Grant Thornton LLP, Philadelphia, PA, PCAOB ID Number 248)	55

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (Grant Thornton LLP, Philadelphia, PA, PCAOB ID Number 248)	56

Consolidated Balance Sheets as of December 28, 2025 and December 29, 2024	57

Consolidated Statements of Operations And Comprehensive Income (Loss) for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023	58

Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023	59

Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023	61

Notes to Consolidated Financial Statements	62

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

10.22	Offer Letter dated November 7, 2023 by and between Utz Quality Foods, LLC and Mitchell Arends.
14.1	Code of Ethics.
18.1*	Preferability letter from Grant Thornton dated February 12, 2026.
19.1	Utz Brands, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to Utz Brands, Inc.'s Annual Report on Form 10-K (File No. 001-38686), filed with the Commission on February 29, 2024).
21.1*	List of Subsidiaries
23.1*	Consent of Grant Thornton LLP, independent registered accounting firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of Sarbanes-Oxley Act of 2002.
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
Date: February 12, 2026                    UTZ BRANDS, INC.
By:     /s/ Ryan Tewey
Name:     Ryan Tewey
Title:    Vice President, Controller
and Principal Accounting Officer
Each person whose individual signature appears below hereby authorizes and appoints Howard Friedman, William J. Kelley, Jr., and Theresa Shea, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Howard Friedman	Director and Chief Executive Officer	February 12, 2026
Howard Friedman	(Principal Executive Officer)	Date

/s/ William J. Kelley Jr.	Executive Vice President and Chief Financial Officer	February 12, 2026
William J. Kelley Jr.		Date

/s/ Dylan B. Lissette	Chairperson; Director	February 12, 2026
Dylan B. Lissette		Date

/s/ Roger K. Deromedi	Lead Independent Director	February 12, 2026
Roger K. Deromedi		Date

/s/ Craig D. Steeneck	Director; Chair, Audit Committee	February 12, 2026
Craig D. Steeneck		Date

/s/ John W. Altmeyer	Director	February 12, 2026
John W. Altmeyer		Date

/s/ Timothy P. Brown	Director; Chair, Nominating and Corporate Governance Committee	February 12, 2026
Timothy P. Brown		Date

/s/ Christina Choi	Director	February 12, 2026
Christina Choi		Date

/s/ Antonio F. Fernandez	Director	February 12, 2026
Antonio F. Fernandez		Date

/s/ Jason K. Giordano	Director; Chair, Compensation Committee	February 12, 2026
Jason K. Giordano		Date

/s/ B. John Lindeman	Director	February 12, 2026
B. John Lindeman		Date

/s/ Pamela Stewart	Director	February 12, 2026
Pamela Stewart		Date

/s/ William Werzyn , Jr.	Director	February 12, 2026
William Werzyn , Jr.		Date