Form 10-Q
period 2026-03-29
Utz Brands, Inc.
filed 2026-05-06
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
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

As of May 4, 2026, 88,537,061 shares of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), and 55,349,000 shares of Class V Common Stock, par value $0.0001 per share (“Class V Common Stock”), were issued and outstanding.
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
These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, reflect management’s current expectations, forecasts and assumptions and involve a number of judgments regarding known and unknown risks, uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update, add to or otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, the Company’s results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, without limitation: our operation in an industry with high levels of competition and consolidation; our reliance on key customers and ability to obtain favorable contractual terms and protections with customers; changes in demand for our products driven by changes in consumer preferences and tastes or our ability to innovate or market our products effectively; changes in consumers’ loyalty to our brands due to factors beyond our control; impacts on our reputation caused by concerns relating to the quality and safety of our products, ingredients, packaging, or processing techniques; the potential that our products might need to be recalled if they become adulterated or are mislabeled; the loss of retail shelf space and disruption to sales of food products due to changes in retail distribution arrangements; our reliance on third parties to effectively operate both our direct-to-warehouse delivery system and our direct-store-delivery network system; the evolution of e-commerce retailers and sales channels; disruption to our manufacturing operations, supply chain, or distribution channels; the effects of inflation, including rising labor costs; increased fuel prices; shortages of raw materials, energy, water, and other supplies; changes in the legal and regulatory environments in which we operate, including with respect to tax legislation; potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries, or investigations into our business; potential adverse effects or unintended consequences related to the implementation of our growth strategy; our ability to successfully identify and execute acquisitions or dispositions and to manage integration or carve out issues following such transactions; the geographic concentration of our markets; our ability to attract and retain highly skilled personnel; impairment in the carrying value of goodwill or other intangible assets; our ability to protect our intellectual property rights; disruptions, failures, or security breaches of our information technology infrastructure; including cyber incidents; climate change or legal, regulatory or market measures to address climate change; our exposure to liabilities, claims or new laws or regulations with respect to environmental matters; the increasing focus and opposing views, legislation and expectations with respect to ESG initiatives; restrictions on our operations imposed by covenants in our debt instruments; our exposure to changes in interest rates; adverse impacts from disruptions in the worldwide financial markets, including on our ability to obtain new credit; our exposure to any new or increased income or product taxes; pandemics, epidemics or other disease outbreaks; our exposure to changes to trade policies and tariff and import/export regulations by the United States and other jurisdictions; potential volatility in our Class A Common Stock caused by resales thereof; our dependence on distributions made by our subsidiaries; our payment obligations pursuant to a tax receivable agreement, which in certain cases may exceed the tax benefits we realize or be accelerated; provisions of Delaware law and our governing documents and other agreements that could limit the ability of stockholders to take certain actions or delay or discourage takeover attempts that stockholders may consider favorable; our exclusive forum provisions in our governing documents; the influence of certain significant stockholders and members of Utz Brands Holdings, LLC, whose interests may differ from those of our other stockholders; and other risks and uncertainties set forth in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 28, 2025 and in the other reports we file with the U.S. Securities and Exchange Commission from time to time.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
March 29, 2026 and December 28, 2025
(In millions, except share information)

	As of March 29, 2026	As of December 28, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$73.7	$120.4
Accounts receivable, less allowance of $3.3 for each period	113.4	100.8
Inventories	122.5	119.3
Prepaid expenses and other assets	46.3	39.9
Current portion of notes receivable	4.0	4.0
Total current assets	359.9	384.4
Non-current Assets
Assets held for sale	10.4	10.3
Property, plant and equipment, net	379.9	379.2
Goodwill	865.2	865.2
Intangible assets, net	956.5	963.9
Non-current portion of notes receivable	10.8	10.8
Other assets	203.4	179.8
Total non-current assets	2,426.2	2,409.2
Total assets	$2,786.1	$2,793.6
LIABILITIES AND EQUITY
Current Liabilities
Current portion of term debt	$30.3	$31.4
Current portion of other notes payable	6.1	6.5
Accounts payable	188.3	197.4
Accrued expenses and other	90.3	87.9
Total current liabilities	315.0	323.2
Non-current Liabilities
Non-current portion of term debt and revolving credit facility	812.0	818.2
Non-current portion of other notes payable	13.1	14.2
Non-current accrued expenses and other	181.4	166.5
Deferred tax liability	127.2	126.6
Total non-current liabilities	1,133.7	1,125.5
Total liabilities	1,448.7	1,448.7
Commitments and Contingencies
Equity
Shares of Class A Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 88,430,658 and 87,509,774 shares issued and outstanding as of March 29, 2026 and December 28, 2025, respectively	—	—
Shares of Class V Common Stock, $0.0001 par value; 61,249,000 shares authorized; 55,349,000 shares issued and outstanding as of both March 29, 2026 and December 28, 2025	—	—
Additional paid-in capital	1,039.2	1,037.0
Accumulated deficit	(334.4)	(326.6)
Accumulated other comprehensive income	4.7	3.3
Total stockholders' equity	709.5	713.7
Noncontrolling interest	627.9	631.2
Total equity	1,337.4	1,344.9
Total liabilities and equity	$2,786.1	$2,793.6
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the thirteen weeks ended March 29, 2026 and March 30, 2025
(In millions, except share information)
(Unaudited)

	Thirteen weeks ended March 29, 2026	Thirteen weeks ended March 30, 2025
Net sales	$361.3	$352.1
Cost of goods sold	269.4	269.7
Gross profit	91.9	82.4

Selling, general, and administrative expenses
Selling	51.1	41.5
General and administrative	34.3	35.9
Total selling, general, and administrative expenses	85.4	77.4

Gain on sale of assets, net	1.3	0.7

Income from operations	7.8	5.7
Other loss, net
Interest expense	(10.4)	(11.5)
Loss on debt extinguishment	—	(0.5)
Other income	0.8	0.4
Gain on remeasurement of warrant liability	—	11.0
Other loss, net	(9.6)	(0.6)

(Loss) income before taxes	(1.8)	5.1
Income tax expense (benefit)	0.6	(0.6)
Net (loss) income	(2.4)	5.7
Net loss attributable to noncontrolling interest	0.7	1.8
Net (loss) income attributable to controlling interest	$(1.7)	$7.5

(Loss) income per Class A Common stock: (in dollars)
Basic	$(0.02)	$0.09
Diluted	$(0.02)	$0.09
Weighted-average shares of Class A Common stock outstanding
Basic	88,347,854	85,721,393
Diluted	88,347,854	87,535,340

Net (loss) income	$(2.4)	$5.7
Other comprehensive income (loss):
Change in fair value of interest rate swap	2.3	(6.4)
Comprehensive loss	(0.1)	(0.7)
Net comprehensive (income) loss attributable to noncontrolling interest	(0.2)	4.3
Net comprehensive (loss) income attributable to controlling interest	$(0.3)	$3.6
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
For the thirteen weeks ended March 29, 2026 and March 30, 2025
(In millions, except share information)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 29, 2024	83,537,542	$—	57,349,000	$—	$988.5	$(304.7)	$13.1	$696.9	$685.3	$1,382.2
Share-based compensation	524,211	—		—	4.3	—	—	4.3	—	4.3
Class V to Class A Exchange	2,000,000	—	(2,000,000)	—	23.9	—	—	23.9	(23.9)	—
Payments of tax withholding requirements for employee stock awards		—		—	(2.2)	—	—	(2.2)	—	(2.2)
Net income (loss)		—		—	—	7.5	—	7.5	(1.8)	5.7
Cash dividends declared		—		—	—	(5.6)	—	(5.6)	—	(5.6)
Special excess cash dividend declared		—		—	—	(0.9)	—	(0.9)	—	(0.9)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3.4)	(3.4)
Tax distribution		—		—	—	—	—	—	(1.6)	(1.6)
Other comprehensive loss		—		—	—	—	(3.9)	(3.9)	(2.5)	(6.4)
Balance at March 30, 2025	86,061,753	$—	55,349,000	$—	$1,014.5	$(303.7)	$9.2	$720.0	$652.1	$1,372.1

Balance at December 28, 2025	87,509,774	$—	55,349,000	$—	$1,037.0	$(326.6)	$3.3	$713.7	$631.2	$1,344.9
Share-based compensation	920,884	—		—	3.9	—	—	3.9	—	3.9
Payments of tax withholding requirements for employee stock awards		—		—	(1.7)	—	—	(1.7)	—	(1.7)
Net loss		—		—	—	(1.7)	—	(1.7)	(0.7)	(2.4)
Cash dividends declared		—		—	—	(6.1)	—	(6.1)	—	(6.1)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3.5)	(3.5)
Other comprehensive income		—		—	—	—	1.4	1.4	0.9	2.3
Balance at March 29, 2026	88,430,658	$—	55,349,000	$—	$1,039.2	$(334.4)	$4.7	$709.5	$627.9	$1,337.4

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the thirteen weeks ended March 29, 2026 and March 30, 2025
(In millions)
(Unaudited)

	Thirteen weeks ended March 29, 2026	Thirteen weeks ended March 30, 2025
Cash flows from operating activities
Net (loss) income	$(2.4)	$5.7
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	22.5	18.7
Gain on remeasurement of warrant liability	—	(11.0)
Gain on sale of assets	(1.3)	(0.7)
Loss on debt extinguishment	—	0.5
Share-based compensation	3.9	4.3
Deferred taxes	0.6	0.1
Deferred financing costs	0.3	0.3
Changes in assets and liabilities:
Accounts receivable, net	(12.6)	(15.1)
Inventories	(3.2)	(6.2)
Prepaid expenses and other assets	(3.5)	(7.1)
Accounts payable and accrued expenses and other	(16.5)	(9.7)
Net cash used in operating activities	(12.2)	(20.2)
Cash flows from investing activities
Purchases of property and equipment	(13.8)	(38.8)
Proceeds from sale of property and equipment	0.1	0.8
Proceeds from sale of routes	8.3	5.0
Proceeds from the sale of IO notes	1.5	0.5
Purchases of IO routes and other changes in note receivables	(11.6)	(8.2)
Net cash used in investing activities	(15.5)	(40.7)
Cash flows from financing activities
Borrowings on line of credit	60.0	85.0
Repayments on line of credit	(60.0)	(35.2)
Borrowings on term debt and notes payable	—	38.5
Repayments on term debt and notes payable	(7.6)	(8.0)
Payment of debt issuance cost	—	(1.7)
Payments of tax withholding requirements for employee stock awards	(1.7)	(2.2)
Dividends paid	(6.2)	(5.4)
Distribution to noncontrolling interest	(3.5)	(3.5)
Net cash (used in) provided by financing activities	(19.0)	67.5
Net (decrease) increase in cash and cash equivalents	(46.7)	6.6
Cash and cash equivalents at beginning of period	120.4	56.1
Cash and cash equivalents at end of period	$73.7	$62.7
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying consolidated financial statements comprise the financial statements of Utz Brands, Inc. ("UBI") and its wholly owned subsidiaries (collectively, the “Company”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). They do not include all information and notes required by U.S. GAAP for annual financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s financial statements for the year ended December 28, 2025. The balance sheet as of December 28, 2025 has been derived from the audited consolidated financial statements as of and for the year ended December 28, 2025. In the opinion of management, such financial information reflects all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with U.S. GAAP. Operating results for the interim period are not necessarily indicative of the results that may be expected for any future period or for the full year. The consolidated interim financial statements, including the Company's significant accounting policies, should be read in conjunction with the audited financial statements and notes thereto for the year ended December 28, 2025. All intercompany transactions and balances have been eliminated in consolidation.
Revenue Recognition – The Company’s revenues primarily consist of the sale of salty snack items to customers, including supermarkets, mass merchants, club stores, dollar and discount stores, convenience stores, independent grocery stores, drug stores, food service, vending, military and other channels. The Company sells its products in most regions of the United States primarily through its direct-store delivery ("DSD") network, direct-to-warehouse shipments and third-party distributors. These revenue contracts generally have a single performance obligation. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to customers, including applicable discounts, returns, allowances, trade promotion, consumer coupon redemption, unsaleable product and other costs, some of which are recorded in Selling in the Consolidated Statements of Operations and Comprehensive Income (Loss). Amounts billed and due from customers are classified as accounts receivables and require payment on a short-term basis and, therefore, the Company does not have any significant financing components.
The Company recognizes revenue when (or as) performance obligations are satisfied by transferring control of the goods to customers. Control is transferred upon delivery of the goods to the customer. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs. Applicable shipping and handling costs are included in customer billing and are recorded as revenue as the products’ control is transferred to customers. The Company assesses the goods promised in customer purchase orders and identifies a performance obligation for each promise to transfer a good that is distinct.
The Company offers various forms of trade promotions, and the methodologies for determining these promotions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade customer or consumer. These estimates are made using various techniques which will include the use of historical data on performance of similar promotional programs. The Company has reserves in place of $17.7 million as of March 29, 2026, which included adjustments taken by customers of $16.7 million that were awaiting final processing as of such date, and had reserves of $26.9 million as of December 28, 2025, which included adjustments taken by customers of $15.4 million that were awaiting final processing as of such date. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.

Recently Issued Accounting Standards – In December 2025, the Financial Accounting Standards Board ("FASB') issued Accounting Standards Update ("ASU") 2025-11, Interim Reporting - Narrow-Scope Improvements. The amendments in ASU 2025-11 clarify current interim disclosure requirements and provide a comprehensive list of required interim disclosures. The update also incorporates a disclosure principle that requires entities to disclose events that occur after the end of the last annual reporting period. ASU 2025-11 is effective for interim periods within annual periods beginning after December 15, 2027, though early adoption is permitted. The Company does not expect ASU 2025-11 to have a material effect on its consolidated financial statements and disclosures.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal Use Software - Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for software costs that are accounted for under Subtopic 350-40. ASU 2025-06 removes all references to prescriptive and sequential software development stages throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted, and can be applied either on a prospective, modified transition or retrospective basis. The Company is currently assessing the impact that ASU 2025-06 will have on its financial statements and disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses - Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The adoption of ASU 2025-05 did not have an impact on its financial statements and disclosures.
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

	Thirteen weeks ended March 30, 2025
(in millions)	As reported	Effect of change	As adjusted
Cost of goods sold	$233.9	$35.8	$269.7
Gross profit	118.2	(35.8)	$82.4
Gross margin	33.6%	(10.2)%	23.4%
Selling	77.3	(35.8)	$41.5

Goodwill - The Company performed its latest qualitative impairment analysis on the first day of the fourth quarter of 2025 and concluded that goodwill was not impaired. During the thirteen weeks ended March 29, 2026, the Company identified certain triggering events, including a decrease in its share price and market capitalization. As of March 29, 2026, the Company's market capitalization was below its book value. The Company performed an interim impairment assessment and concluded that goodwill was not impaired as of March 29, 2026. In performing this assessment, the Company considered the relationship between its fair value and book value, economic conditions, industry trends, operating performance, and forecast of future cash flows. However, the Company believes that goodwill is at risk of impairment, and further declines in its share price or changes in actual results or key assumptions from those used in the impairment analysis could result in a material impairment in future periods.
Share Repurchase Program - On February 10, 2026, the Board of Directors authorized a $50 million share repurchase program. There is no expiration date on the program. For the thirteen weeks ended March 29, 2026, no shares were repurchased under this program.
Reclassifications - Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.
2.RECEIVABLES SALES PROGRAM
The Company has entered agreements to sell certain trade accounts receivable to unrelated, third-party financial institutions at a discount (the "Receivables Sales Programs"). The agreements can be terminated by the Company or the other party to each agreement with 30 days' notice. The Receivables Sales Programs are used by the Company to manage liquidity in a cost-effective manner. The Company has no retained interest in the receivables sold under the Receivables Sales Programs; however, under the agreements, the Company does have collection and administrative responsibilities for a portion of the sold receivables, totaling $72.2 million of the total $120.5 million of receivables sold under the Receivables Sales Programs. Under the Receivables Sales Programs, the current fixed operating limit of outstanding accounts receivables to be sold at any time is $55.0 million.

(in millions)	As of March 29, 2026	As of December 28, 2025
Outstanding receivables sold	$23.0	$27.8
Receivables collected and not remitted to financial institutions, net of receivables sold and not settled with financial institutions	$4.6	$0.7
Receivables sold under the Receivables Sales Programs are derecognized from the Company's Consolidated Balance Sheets at the time of the sale and the proceeds from such sales are reflected as a component of the change in receivables in the operating activities section of the Consolidated Statements of Cash Flows. The receivables collected and not remitted to financial institutions are included in Accounts payable in the Consolidated Balance Sheets.

(in millions)	Thirteen weeks ended March 29, 2026
Receivables sold	$119.8
Receivables collected and remitted to financial institutions	$40.8
The loss on sale of receivables from continuing operations represents the discount taken by third-party financial institutions and was $0.8 million for the thirteen weeks ended March 29, 2026 and is included in Other expense (income), net in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has not recognized any servicing assets or liabilities as of March 29, 2026 or December 28, 2025, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

3.INVENTORIES
Inventories consisted of the following:

(in millions)	As of March 29, 2026	As of December 28, 2025
Finished goods	$82.5	$79.0
Raw materials	31.4	32.0
Maintenance parts	8.6	8.3
Total inventories	$122.5	$119.3
4.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

(in millions)	As of March 29, 2026	As of December 28, 2025
Land	$20.7	$20.2
Buildings	118.6	118.2
Machinery and equipment	372.9	363.5
Land improvements	1.1	1.1
Building improvements	3.5	3.5
Construction-in-progress	28.6	25.2
	545.4	531.7
Less: accumulated depreciation	(165.5)	(152.5)
Property, plant and equipment, net	$379.9	$379.2
Depreciation expense was $13.2 million and $9.4 million for the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively. Depreciation expense is included in Cost of goods sold and Selling, and General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company intends to sell three buildings located in Hanover, PA and a tract of land located in Goodyear, AZ. The carrying value of these assets in the amount of $10.4 million has been reported as Assets held for sale on the Consolidated Balance Sheets as of March 29, 2026. No impairment has been recognized on these assets. The Company cannot provide assurance that it will be able to complete the sale of any of these assets on the terms currently contemplated, or at all, or that the proceeds from such sales will equal or exceed the carrying value of the assets. In addition, the Company announced in July 2025 the closure of its Grand Rapids, Michigan manufacturing facility. This closure is expected to be completed in the first half of 2027.

5.INTANGIBLE ASSETS, NET

Intangible assets, net, consisted of the following:

(in millions)	As of March 29, 2026	As of December 28, 2025
Subject to amortization:
Distributor/customer relationships	$647.7	$647.7
Trademarks	59.9	59.9
Amortizable assets, gross	707.6	707.6
Accumulated amortization	(197.0)	(187.9)
Amortizable assets, net	510.6	519.7
Not subject to amortization:
Trade names	428.7	428.7
Route assets	17.2	15.5
Intangible assets, net	$956.5	$963.9
Amortization of distributor/customer relationships, technology and trademarks amounted to $9.0 million for both the thirteen weeks ended March 29, 2026 and March 30, 2025. The expense related to the amortization of intangibles is included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
6.NOTES RECEIVABLE
Contracts are executed between the Company and its independent operators (“IOs”) for the sale of product distribution routes, including notes in favor of the Company, in certain cases. The notes bear interest at rates ranging from 7.00% to 13.00% with original terms ranging generally from one to eight years. The notes receivable balances due from IOs at both March 29, 2026 and December 28, 2025 totaled $14.8 million and are collateralized by the routes for which the loans are made. The Company also sold certain notes to Bank of America and one other bank. The Company has a corresponding notes payable related to the sale of IOs notes receivables. See Note 11. Contingencies.
7.SUPPLY CHAIN FINANCE
The Company participates in a supply chain finance program with a certain financial institution. The program allows its suppliers to sell their receivables to the financial institution at the discretion of both parties on terms that are negotiated between the supplier and the financial institution. Pursuant to their agreements with the financial institution, certain suppliers may elect to be paid early at their discretion. The key terms of the supplier invoice, including the amounts due and scheduled payment dates, are not impacted by the Company’s suppliers’ decisions to sell their receivables under the program. The Company’s supply chain financing program obligations are classified as accounts payable, and the Company agrees to pay to the financial institution those invoices sold according to the Company's standard terms. There are no assets pledged or other forms of guarantees associated with the program. The Company or the financial institution may terminate the program upon at least 30 days' notice.
The balance of the obligations outstanding at the end of the reporting period are as follows:

(in millions)
Balance as of December 28, 2025	$8.6
Invoices confirmed during the quarter.	9.9
Confirmed invoices paid during the quarter.	9.0
Balance as of March 29, 2026	$9.5

8.ACCRUED EXPENSES AND OTHER
Current accrued expenses and other consisted of the following:

(in millions)	As of March 29, 2026	As of December 28, 2025
Accrued compensation and benefits	$22.3	$24.4
Operating right of use liability	21.0	18.6
Insurance liabilities	5.6	6.5
Accounts receivable sales program - amounts collected and due to financial institution	4.6	0.7
Tax Receivable Agreement liability	4.4	4.4
Accrued freight and manufacturing related costs	3.1	3.3
Accrued dividends and distributions	9.1	9.0
Accrued interest	10.0	10.7
Accrued marketing	2.0	1.9
Other accrued expenses	8.2	8.4
Total accrued expenses and other	$90.3	$87.9
Non-current accrued expenses and other consisted of the following:

(in millions)	As of March 29, 2026	As of December 28, 2025
Operating right of use liability	$155.7	$139.2
Tax Receivable Agreement liability	19.3	19.6
Supplemental retirement and salary continuation plans	6.3	6.6
Long-term portion of an interest rate hedge liability	0.1	1.1
Total accrued expenses and other	$181.4	$166.5
9.TERM DEBT, REVOLVING CREDIT FACILITY AND OTHER NOTES PAYABLE
Term debt and revolving credit facilities consisted of the following:

Debt (in millions)	Original Principal Balance	Maturity Date	As of March 29, 2026	As of December 28, 2025
Term Loan B (1)	$795.0	January-32	$630.3	$630.3
Real Estate Term Loan (2)	$88.1	October-32	56.4	57.0
Equipment loans (3)	$211.1		160.0	167.0
Asset based lending (“ABL”) facility		July-28	0.2	0.2
Net impact of debt issuance costs and original issue discount			(4.6)	(4.9)
Total long-term debt			842.3	849.6
Less: current portion			(30.3)	(31.4)
Long term portion of term debt and financing obligations			$812.0	$818.2
(1) Credit agreement with a syndicate of banks, led by Bank of America, N.A. ("Term Loan B").
(2) Loan by City National Bank which is secured by a majority of the real estate assets of the Company ("Real Estate Term Loan").
(3) Equipment loans have varying maturities from June 2026 to April 2031.

Other Notes Payable and Finance Leases
Amounts outstanding under notes payable and finance leases consisted of the following:

(in millions)	As of March 29, 2026	As of December 28, 2025
Note payable – IO notes	$12.1	$13.0
Finance lease obligations	7.1	7.7
Total notes payable	19.2	20.7
Less: current portion	(6.1)	(6.5)
Long term portion of notes payable	$13.1	$14.2
Interest Expense
Interest expense consisted of the following:

(in millions)	Thirteen weeks ended March 29, 2026	Thirteen weeks ended March 30, 2025
Company’s long-term debt	$9.9	$10.9
Amortization of deferred financing fees	0.3	0.3
IO loans	0.2	0.3
Total interest	$10.4	$11.5
10.DERIVATIVE FINANCIAL INSTRUMENTS, PURCHASE COMMITMENTS AND FAIR VALUE
Derivative Financial Instruments
The Company uses interest rate swaps to manage its interest rate exposure on its Term Loan B and its Real Estate Term Loan. The interest rate swaps are recorded in the Company’s Consolidated Balance Sheets at fair value. See Note 9. Term Debt, Revolving Credit Facility, and Other Notes Payable. The interest rate swaps are designated as cash flow hedges under ASC 815-20 and are included in the Company’s Consolidated Balance Sheets at fair value. Changes in the fair value of the effective portion of the hedges are recorded in Accumulated Other Comprehensive Income and reclassified into Interest Expense in the same period the hedged items affect earnings. Any portion of the derivative that is no longer designated as a hedge is accounted for at fair value with mark-to-market adjustments recorded immediately in earnings. Cash flows associated with derivatives are reported in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.

Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $126.5 million as of March 29, 2026 and $66.9 million as of December 28, 2025. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment gains totaling $7.6 million and $0.6 million for the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively.
Fair Value
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 29, 2026:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$73.7	$—	$—	$73.7
Commodity contracts	—	3.0	—	3.0
Interest rate swaps	—	5.2	—	5.2
Total assets	$73.7	$8.2	$—	$81.9
Liabilities:
Commodity contracts	$—	$0.3	$—	$0.3
Interest rate swaps	—	0.2	—	0.2
Debt	—	842.3	—	842.3
Total liabilities	$—	$842.8	$—	$842.8
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 28, 2025:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$120.4	$—	$—	$120.4
Interest rate swaps	—	0.8	—	0.8
Total assets	$120.4	$0.8	$—	$121.2
Liabilities:
Commodity contracts	$—	$1.2	$—	$1.2
Interest rate swaps	—	1.1	—	1.1
Debt	—	849.6	—	849.6
Total liabilities	$—	$851.9	$—	$851.9
11.CONTINGENCIES
Litigation Matters
The Company is involved in litigation and other matters incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations or cash flows.
Guarantees
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $67.5 million and $69.5 million at March 29, 2026 and December 28, 2025, respectively, which loans are accounted for as off balance sheet arrangements. As discussed in Note 6. Notes Receivable, the Company also sold notes receivable on its books to Bank of America during thirteen weeks ended March 29, 2026 and March 30, 2025, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at both March 29, 2026 and December 28, 2025 was $12.5 million. Due to the structure of the transactions, the sales did not qualify for sale accounting treatment, and as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding notes receivable also remain in the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year.
Additionally, the Company guarantees loans for the purchase of routes made by one other bank. The outstanding balance of these loans was $0.6 million and $1.3 million at March 29, 2026 and December 28, 2025, respectively, all of which was included in the Company's Consolidated Balance Sheets at March 29, 2026 and December 28, 2025, respectively. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance.
All of the above IO loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
12.SUPPLEMENTARY CASH FLOW INFORMATION

(in millions)	Thirteen weeks ended March 29, 2026	Thirteen weeks ended March 30, 2025
Cash paid for interest	$14.0	$18.1
Payments for income taxes(1)	$16.5	$1.2
Non-cash finance lease additions	$0.2	$0.6
Non-cash operating lease additions	$22.4	$11.4
(1) The payments for income taxes during the thirteen weeks ended March 29, 2026 represents the purchase of tax credits.
The Company presents the gain on the sale of disposals of property and equipment, and the gain on the sale of routes within Gain on sale of assets, net within the Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statement of Cash Flows.
13.INCOME TAXES
The Company is subject to federal and state income taxes with respect to the Company's allocable share of any taxable income or loss of Utz Brands Holdings, LLC, an affiliate of the Company (“UBH”), as well as any standalone income or loss that UBI generates. UBH is treated as a partnership for federal income tax purposes, and for most applicable state and local income tax purposes, and generally does not pay income taxes in most jurisdictions. Instead, UBH taxable income or loss is passed through to its members, including UBI. Despite its partnership treatment, UBH is liable for income taxes in those states that do not recognize its pass-through status and for certain of its subsidiaries that are not taxed as pass-through entities. The Company has acquired various domestic entities taxed as corporations, which are now wholly owned by us or our subsidiaries. Where required or allowed, these subsidiaries also file and pay taxes as a consolidated group for federal and state income tax purposes. The Company anticipates this structure to remain in existence for the foreseeable future.
The Company recorded income tax expense of $0.6 million and benefit of $0.6 million for the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively. The effective tax rates for the thirteen weeks ended March 29, 2026 and March 30, 2025 were (33.3)% and (11.8)%, respectively. The Company’s effective tax rates differ from the federal statutory rate of 21% primarily because UBH, which is a partnership, is not taxed at the entity level, and is required to allocate some of its taxable results to the holders of noncontrolling interests ("Noncontrolling Interest Holders"), as well as state taxes and, with respect to the thirteen weeks ended March 30, 2025, the fair value impact of warrant liabilities. During the thirteen weeks ended March 29, 2026, the effective tax rate was primarily impacted by statutory state tax rate changes, which resulted in discrete tax expense of $0.4 million.
The Company regularly evaluates valuation allowances established for deferred tax assets (“DTAs”) for which future realization is uncertain. The Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit the use of existing DTAs. As of March 29, 2026, a significant piece of objective negative evidence evaluated was the twelve-quarter cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTAs such as the investment in UBH, federal operating losses subject to annual limitations due to “change in ownership” provisions, and state net operating losses where the Company does not expect to continue to have nexus.

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
As of March 29, 2026, tax years 2022 through 2026 remain open and subject to examination by the Internal Revenue Service and the majority of the states where the Company has nexus, and tax years 2021 through 2026 remain open and subject to examination in selected states that have a four-year statute of limitations.
Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of March 29, 2026 or December 28, 2025.
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
As of March 29, 2026 and December 28, 2025, the Company had a liability of $23.7 million and $24.0 million, respectively, related to its projected obligations under the TRA, which is reflected as current and non-current accrued expenses in the Consolidated Balance Sheets.
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

(in millions)	Thirteen weeks ended March 29, 2026	Thirteen weeks ended March 30, 2025
Net sales	$361.3	$352.1
Materials	153.4	159.6
Conversion costs (a)	54.0	45.1
Delivery (b)	20.7	23.5
Other cost of goods sold (c)	41.3	41.5
Gross profit	91.9	82.4

Marketing (d)	6.2	4.6
Selling expenses (e)	44.9	36.9
General and Administrative expenses (f)	34.3	35.9
Total selling, general and administrative expenses	85.4	77.4
Gain on sale of assets, net	1.3	0.7
Income from operations	7.8	5.7

Interest expense	(10.4)	(11.5)
Loss on debt extinguishment	—	(0.5)
Other income	0.8	0.4
Gain on remeasurement of warrant liability	—	11.0
Other loss, net	(9.6)	(0.6)

(Loss) income before income taxes	(1.8)	5.1
Income tax expense	0.6	(0.6)
Net (loss) income	$(2.4)	$5.7

(a) Conversion costs include direct labor, indirect labor, and overhead expenses.
(b) Delivery charges related to amounts shipped to distribution centers and end customers, and transfer costs between facilities.
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
(f) General and administrative expenses include administrative people costs, administrative operations, taxes, fees, and other administrative costs, offset by reimbursements from certain transaction services agreements.
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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted (loss) income per share:

(in millions, except share data)	Thirteen weeks ended March 29, 2026	Thirteen weeks ended March 30, 2025
Numerator:
Net (loss) income attributable to common stockholders	$(1.7)	$7.5
Denominator:
Weighted average Class A Common Stock shares, basic	88,347,854	85,721,393
Dilutive securities included in diluted earnings per share calculation:
Warrants	—	1,204,562
RSUs	—	392,877
PSUs	—	215,687
Stock options	—	821
Total dilutive weighted average shares	88,347,854	87,535,340
Basic (loss) income per share	$(0.02)	$0.09
Diluted (loss) income per share	$(0.02)	$0.09
Weighted average Class V Common Stock not subject to earnings per share calculation	55,349,000	55,656,692
Net loss attributable to noncontrolling interest	$(0.7)	$(1.8)
The diluted earnings per share computation includes the effect of the 7,200,000 private placement warrants (the "Warrants") for the period in which they were outstanding. The Warrants were fully exercised in a cashless exchange in August 2025, resulting in the issuance of 1,307,873 shares of the Company's Class A Common Stock. The diluted earnings per share computation excludes the effect of certain restricted stock units ("RSUs"), performance stock units ("PSUs") and stock options granted to directors and management that convert to Class A Common Stock upon vesting or being exercised, as their inclusion would have been anti-dilutive. Anti-dilutive securities excluded from diluted income per share calculations are as follows:

	Thirteen weeks ended March 29, 2026	Thirteen weeks ended March 30, 2025
RSUs	1,315,958	400,612
PSUs	834,600	411,990
Stock options	649,930	633,007
Shares of the Company’s Class V Common Stock do not participate in earnings of the Company and, therefore, are not participating securities. The PSUs and RSUs were not considered participating securities despite the holders of these stock-based compensation awards being entitled to participate in dividends declared on Class A Common Stock, if and when declared, on a one-to-one per-share basis, because the dividends are only payable upon full vesting of the awards, and as such, the dividend is forfeitable. As of both of March 29, 2026 and December 28, 2025, the Noncontrolling Interest Holders held all 55,349,000 shares of Class V Common Stock issued and outstanding and also held an equal number of units of UBH, which comprise the noncontrolling interest.
16.SUBSEQUENT EVENTS
The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our unaudited interim consolidated financial statements as of and for the thirteen weeks ended March 29, 2026, together with our audited consolidated financial statements for our most recently completed fiscal year set forth under Item 8 of our Annual Report on Form 10-K for the year ended December 28, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified above and those discussed in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 28, 2025 and other filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Our fiscal year end is the Sunday closest to December 31. Our fiscal year 2025 ended December 28, 2025 and was a fifty-two-week fiscal year. Our fiscal year 2026 will end on January 3, 2027 and will be a fifty-three-week fiscal year. Our fiscal quarters are comprised of thirteen weeks each, except for fifty-three-week fiscal years for which the fourth quarter is comprised of fourteen weeks, and end on the thirteenth Sunday of each quarter (or the fourteenth Sunday of the fourth quarter in fifty-three-week fiscal years).
Overview
We were founded in 1921 in Hanover, Pennsylvania and benefit from over 100 years of brand awareness and heritage in the salty snack industry. We are a leading United States manufacturer of branded salty snacks, producing a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, pork skins, pub/party mixes and other snacks. Our iconic portfolio of authentic, craft and “better-for-you” ("BFY") brands includes Utz®, On The Border®, Zapp’s®, Boulder Canyon®, Golden Flake®, Hawaiian® Brand and Miguelitos®, among others, and enjoys strong household penetration in the United States, where our products can be found in approximately 50% of U.S. households as of March 29, 2026. As of March 29, 2026, we operate eight primary manufacturing facilities across the United States with a broad range of capabilities. As part of Utz's ongoing supply chain transformation, the Company made the strategic decision to consolidate its manufacturing footprint from eight primary manufacturing facilities to seven, with the planned closure of its Grand Rapids, Michigan manufacturing facility. Our products are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors and approximately 2,500 direct-store delivery ("DSD") routes. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2025 retail sales, we are the second-largest producer of branded salty snacks in our collective core geographies of Alabama, Connecticut, Delaware, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Virginia, Vermont, West Virginia, and Washington (the “Core Geographies”), where we have acquired strong regional brands and distribution capabilities in recent years.
Key Developments and Trends
Our management team monitors a number of developments and trends that could impact our revenue and profitability objectives.
Growth Strategy - We have a long-term growth strategy focusing on various initiatives and have experienced share gains in our geographies in the United States other than our Core Geographies (the "Expansion Geographies"). Our portfolio strategy is focused on accelerating investments in marketing and innovation to drive top-line growth and achieve share gains in the attractive salty snack category. We plan to further penetrate the Expansion Geographies and untapped channels and customers by further expanding our Branded Salty Snacks, comprised of our Power Four Brands, consisting of our flagship Utz® brand, On the Border®, Zapp's®, and Boulder Canyon®, along with our other brands including Golden Flake®, Miguelitos®, Hawaiian®, Bachman®, Tim's Cascade®, Dirty Potato Chips®, TGI Fridays®, and Vitner's®, in Expansion Geographies, as well as maintaining our share in our Core Geographies. Our Core Geographies retail volumes and retail sales were down 4.8% and up 2.7%, respectively, for the thirteen weeks ended March 29, 2026 versus the comparable prior year period.
Long-Term Demographics, Consumer Trends, and Demand – We participate in the $42 billion U.S. salty snack category, within the broader approximately $153 billion market for U.S. snack foods as of March 29, 2026, based on Circana data. In the last few years snacking occasions have held relatively stable as consumers continue to seek out convenient, delicious snacks for both on-the-go and at-home lifestyles. A 2026 study from Circana cites that 55% of consumers snack three or more times a day, up 9 points versus 2021. While the category has seen volatility from the impact of pricing actions implemented throughout the industry, we believe the salty snacks category will continue to benefit over the long term from favorable dynamics including low private label penetration as well as category leaders competing primarily in marketing and innovation. We expect these consumer trends to continue to drive consistent retail sales for salty snacks in the long term.

For the thirteen weeks ended March 29, 2026, U.S. retail sales for salty snacks based on Circana data increased by 2.4% versus the comparable prior year period while Utz's retail sales increased 4.6%.
Competition – The salty snack industry is highly competitive and includes many diverse participants. Our products primarily compete with other salty snacks but also compete more broadly for certain eating occasions with other snack foods. We believe that the principal competitive factors in the salty snack industry include taste, convenience, product variety, product quality, price, nutrition, consumer brand awareness, media and promotional activities, in-store merchandising execution, customer service, cost-efficient distribution and access to retailer shelf space. We believe we compete effectively with respect to each of these factors. We also source nearly all of our inputs domestically within the United States, and therefore, we may be less impacted by international pricing volatility and tariffs (or associated refund initiatives) as compared to other multi-national salty snack food companies. Additionally, since 2024, certain competitors have implemented more aggressive promotional strategies from time to time, which has caused us to respond with our own promotional changes. We expect the pricing and promotional environment to remain dynamic in the near-term. Such promotions have impacted our sales and, in response, we have increased our promotional activities. We expect these pricing and promotional activity dynamics to continue in the near-term.
Operating Costs – Our operating costs include raw materials, labor, manufacturing overhead and selling, general, and administrative expenses. We manage these expenses through annual cost saving and productivity initiatives, sourcing and hedging programs, pricing actions, refinancing and tax optimization. Additionally, we maintain ongoing efforts to expand our profitability, including implementing significant reductions to our operating cost structure in both supply chain and overhead costs.
Financing Costs and Exposure to Interest Rate Changes – As of March 29, 2026, we had $686.9 million in variable rate indebtedness, down from $687.5 million as of December 28, 2025. As of March 29, 2026, our variable rate indebtedness was benchmarked to the Term SOFR Screen Rate (“SOFR”). As of March 29, 2026, we have existing interest rate swaps totaling $576.7 million of debt. Our interest rate hedge strategy has limited some of our exposure to changes in interest rates. We regularly evaluate our variable and fixed-rate debt. As of March 29, 2026, our interest rate swaps were carried as a net asset on our balance sheet totaling $5.2 million. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the thirteen weeks ended March 29, 2026 was 6.4%, up from 5.3% during the thirteen weeks ended March 30, 2025. We have used interest rate swaps to help manage some of our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 9. Term Debt, Revolving Credit Facility, and Other Notes Payable and Note 10. Derivative Financial Instruments, Purchase Commitments and Fair Value to our Unaudited Consolidated Financial Statements for additional information on debt and derivative activity. The Company has experienced the effect of increased interest rates on the portion of its debt that is not hedged and a further increase in interest rates could negatively impact our net income.
Other Business Trends – The ongoing conflict in Iran and geopolitical tensions in the region could lead to significant disruption of global energy supplies and increases in global energy prices, adversely affect global supply chains, heighten inflationary pressures on our input costs and supply chain, and adversely affect consumer spending patterns. Although we have no operations in the Middle East and nearly all our input costs are sourced domestically, we are continuing to evaluate the evolving macroeconomic environment. However, at this time, we do not expect these factors to result in a material negative effect on our business, financial condition and results of operations in 2026.
Recent Developments and Significant Items Affecting Comparability
Acquisitions and Dispositions
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
As part of the California expansion strategy, in October 2025, the Company acquired Insignia International’s DSD distribution assets. The transaction includes DSD routes across California and the Midwest, along with select related assets. This acquisition accelerates Utz’s expansion in California, a key growth geography that represents the largest U.S. market for salty snacks with $4.2 billion in retail sales.
Product Innovation
Investments in new product innovation support four focus areas that are rooted in the consumer and tied to our portfolio and brand strategy: Expanding Positive Choices, Driving Value, Delivering Craveable Flavor, and Capturing Occasions. Within Expanding Positive Choices, our recent focus has been on Boulder Canyon, a brand offering solutions for consumers seeking great tasting BFY snacks via BFY oils such as avocado oil and olive oil. Innovation contributed to Boulder Canyon® increases with the launching of new flavors that capitalized on the hot & spicy trend and by entrance into the cheese snack subcategory. Boulder Canyon® gained share for the thirteen weeks ended March 29, 2026 versus the comparable prior year period with growth of 100.9% per Circana. In the natural channel, Boulder Canyon growth was 18.7% for the twelve weeks ended March 22, 2026, per Spins. Within Driving Value, our recent focus has been on our Golden Flake brand, with innovation driving value for budget conscious consumers seeking great tasting snacks. Within Delivering Craveable Flavor, we recently addressed consumer desire for flavor exploration with innovation across brands and snacking subcategories. Within Capturing Occasions, we recently expanded our portfolio of variety/multipacks across our Power Four Brands, consisting of our flagship Utz® brand, On The Border®, Zapp’s®, and Boulder Canyon®, and our Targeted Brands, consisting of Golden Flake®, TORTIYAHS!®, Hawaiian®, Bachman®, Tim's Cascade®, Dirty Potato Chips®, and TGI Fridays®. During the third quarter of 2025, we announced our commitment to remove Food, Drug & Cosmetic colors from our portfolio of products before the end of 2027. While we do not currently anticipate a significant impact to our input costs in our efforts to meet this commitment, our net sales, market share, or results of operations could be adversely affected if we are unsuccessful in our efforts to continue to satisfy consumer preferences.
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
While the costs of our principal raw materials and other input costs fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. Market factors, including supply and demand may result in higher costs of sourcing those materials.

Results of Operations
Overview
The following tables present selected unaudited financial data for the thirteen weeks ended and thirteen weeks ended March 29, 2026 and March 30, 2025.

(in millions)	Thirteen weeks ended March 29, 2026	Thirteen weeks ended March 30, 2025
Net sales	$361.3	$352.1
Cost of goods sold	269.4	269.7
Gross profit	91.9	82.4
Selling, general, and administrative expenses
Selling	51.1	41.5
General and administrative	34.3	35.9
Total selling, general, and administrative expenses	85.4	77.4
Gain on sale of assets, net	1.3	0.7
Income from operations	7.8	5.7
Other loss, net
Interest expense	(10.4)	(11.5)
Loss on debt extinguishment	—	(0.5)
Other income	0.8	0.4
Gain on remeasurement of warrant liability	—	11.0
Other loss, net	(9.6)	(0.6)
(Loss) income before taxes	(1.8)	5.1
Income tax expense (benefit)	0.6	(0.6)
Net (loss) income	(2.4)	5.7
Net loss attributable to noncontrolling interest	0.7	1.8
Net (loss) income attributable to controlling interest	$(1.7)	$7.5

Thirteen weeks ended March 29, 2026 versus Thirteen weeks ended March 30, 2025
Net sales
Net sales were $361.3 million and $352.1 million for the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively. Net sales for the thirteen weeks ended March 29, 2026 increased $9.2 million or 2.6% over the comparable period in 2025. The 2.6% increase in net sales was primarily driven by a benefit from higher net price realization of 3.7%, which was offset by a 1.1% reduction from volume/mix. Independent operator ("IO") discounts were $43.1 million for the thirteen weeks ended March 29, 2026, down slightly from $44.7 million for the corresponding thirteen weeks ended March 30, 2025.

Sales are evaluated based on classification as Branded Salty Snacks or Non-Branded & Non-Salty Snacks, consisting of partner brands, private label, co-manufacturing for which Utz is the manufacturer, Utz branded non-salty snacks such as On The Border® Dips and Salsas and sales not attributable to specific brands. For the thirteen weeks ended March 29, 2026, Branded Salty Snacks and Non-Branded & Non-Salty Snacks totaled 89% and 11% of our net sales, respectively. For the thirteen weeks ended March 29, 2026 versus the comparable prior year period, Branded Salty Snacks net sales increased by 5.2% led by our Power Four Brands, and Non-Branded & Non-Salty Snacks net sales decreased by 14.3% due to Non-Branded, which was impacted by accelerated elimination of low margin items..
Cost of goods sold and Gross profit
Gross profit was $91.9 million and $82.4 million for the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively. Our gross profit margin was 25.4% for the thirteen weeks ended March 29, 2026 versus 23.4% for the thirteen weeks ended March 30, 2025. The increase in gross profit was driven by productivity savings, which more than offset supply chain cost inflation.
Selling, general, and administrative expense
Selling, general, and administrative expenses were $85.4 million and $77.4 million for the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively, resulting in an increase of $8.0 million, or 10.3%, for the thirteen weeks ended March 29, 2026 versus the comparable prior year period. The increase was primarily due to increased marketing, and adding capabilities to support the Company’s geographic expansion and growth initiatives.
Gain on sale of assets
Gain on sale of assets was $1.3 million and $0.7 million for the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively.
Gain on remeasurement of warrant liability
Gain on remeasurement of warrant liability was $11.0 million for the thirteen weeks ended March 30, 2025. The warrants were fully exercised in a cashless exchange in August 2025.
Income taxes
Income tax expense (benefit) was $0.6 million and $(0.6) million for the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively.

Non-GAAP Financial Measures
We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results and identify trends in our underlying operating results, and it also provides additional insight and transparency on how we evaluate the business. We use non-GAAP financial measures to budget, make operating and strategic decisions, and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. The adjustments generally fall within the categories of supply chain transformation, corporate transformation and non-cash items. We believe the non-GAAP financial measures should always be considered along with the most directly comparable U.S. generally accepted accounting principles ("U.S. GAAP") financial measures. We have provided the reconciliations between the U.S. GAAP and non-GAAP financial measures below, and we also discuss our underlying U.S. GAAP results throughout this discussion and analysis of our financial condition and results of operations.
During the first quarter of 2026, the Company revised the categorization of certain charges and gains that were historically categorized as acquisition, divestitures and investments, business transformation, and financing-related costs. The Company is now presenting the associated charges and gains within the categories supply chain transformation and corporate transformation. The nature of the charges and gains included in these adjustments, as well as the total amount of all of these adjustments in all periods presented, are unchanged We believe that this change provides a better reflection of the impact of the charges and gains and aligns with how management views the adjustments internally. Prior period balances have been reclassified to conform to the current presentation. Additionally, the Company has revised the presentation of its reconciliations of Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Selling, General, and Administrative Expenses, EBITDA, and Adjusted EBITDA, below, to the most directly comparable GAAP measures. We believe the revised presentation of reconciliation information provides investors with helpful context on the impacts of the adjustments.
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
We define Adjusted EBITDA as EBITDA further adjusted to exclude certain non-cash items, such as accruals for long-term incentive programs and asset impairments and hedging and purchase commitments adjustments; remeasurement of warrant liabilities; Supply Chain and Corporate Transformation costs and gains.
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

The following tables provide a reconciliation from net income to EBITDA and Adjusted EBITDA for the thirteen weeks ended March 29, 2026 and March 30, 2025:

	13-weeks Ended March 29,2026
(dollars in millions)	As Reported	Depreciation and Amortization	Other Adj.		EBITDA	(4) Supply Chain Transformation	(5) Corporate Transformation	(6) Other Non-Cash Adj.	Other Adj.	Adjusted EBITDA
Net sales	$361.3	$—	$—		$361.3	$—	$—	$—	$—	$361.3
Cost of goods sold	(269.4)	10.9	—		(258.5)	7.6	2.5	(1.5)	—	(249.9)
Gross profit	91.9	10.9	—		102.8	7.6	2.5	(1.5)	—	111.4	(1)
Gross margin	25.4%									30.8%	(1)
Selling, general and administrative expenses	(85.4)	11.6	—		(73.8)	0.3	4.7	5.3	—	(63.5)	(2)
Gain on sale of assets, net	1.3	—	—		1.3	—	(1.3)	—	—	—
Income from operations	7.8	22.5	—		30.3	7.9	5.9	3.8	—	47.9
Interest expense	(10.4)	—	10.4		—	—	—	—	—	—
Other income, net	0.8	—	(0.8)	(7)	—	—	—	—	—	—
Loss before income taxes	(1.8)	22.5	9.6		30.3	7.9	5.9	3.8	—	47.9
Income tax expense	0.6	—	(0.6)		—	—	—	—	—	—
Net loss	$(2.4)	$22.5	$10.2		$30.3	$7.9	$5.9	$3.8	$—	$47.9	(3)

	13-weeks Ended March 30,2025
(dollars in millions)	As Reported	Depreciation and Amortization	Other Adj.		EBITDA	(4) Supply Chain Transformation	(5) Corporate Transformation	(6) Other Non-Cash Adj.	Other Adj.	Adjusted EBITDA
Net sales	$352.1	$—	$—		$352.1	$—	$—	$—	$—	$352.1
Cost of goods sold	(269.7)	8.0	—		(261.7)	8.3	1.4	1.1	—	(250.9)
Gross profit	82.4	8.0	—		90.4	8.3	1.4	1.1	—	101.2	(1)
Gross margin	23.4%									28.7%	(1)
Selling, general and administrative expenses	(77.4)	10.7	—		(66.7)	0.7	5.3	4.6	—	(56.1)	(2)
Gain on sale of assets, net	0.7	—	—		0.7	—	(0.7)	—	—	—
Income from operations	5.7	18.7	—		24.4	9.0	6.0	5.7	—	45.1
Interest expense	(11.5)	—	11.5		—	—	—	—	—	—
Loss on debt extinguishment	(0.5)	—	—		(0.5)	—	0.5	—	—	—
Gain on remeasurement of warrant liability	11.0	—	—		11.0	—	—	—	(11.0)	—
Other income, net	0.4	—	(0.5)	(7)	(0.1)	—	0.1	—	—	—
Income before income taxes	5.1	18.7	11.0		34.8	9.0	6.6	5.7	(11.0)	45.1
Income tax benefit	(0.6)	—	0.6		—	—	—	—	—	—
Net income	$5.7	$18.7	$10.4		$34.8	$9.0	$6.6	$5.7	$(11.0)	$45.1	(3)
(1) Adjusted Gross Profit and Adjusted Gross Margin were $111.4 million and 30.8%, respectively for the thirteen weeks ended March 29, 2026, and $101.2 million and 28.7% for the thirteen weeks ended March 30, 2025, respectively.
(2) Adjusted Selling, General and Administrative was $63.5 million and $56.1 million for the thirteen weeks ended March 29, 2026 and thirteen weeks ended March 30, 2025, respectively.

(3) Adjusted EBITDA was $47.9 million and $45.1 million for the thirteen weeks ended March 29, 2026 and thirteen weeks ended March 30, 2025, respectively.

(4) Supply Chain Transformation initiatives representing start-up costs, warehousing and logistical transformations, restructuring and cost reduction activities as part of efforts to enhance long-term profitability, and other manufacturing initiatives that do no reflect the cost of normal business operations. For the thirteen weeks ended March 29, 2026 and thirteen weeks ended March 30, 2025, supply chain transformation initiatives were $7.9 million and $8.7 million, respectively.

(5) Corporate Transformation are comprised primarily of costs related to severance and other people restructuring costs, our California expansion, financing and receivable sales program related costs, information technology and data transformation, litigation, gain and losses realized from the sale of distribution rights to IOs, gain and losses on the sale of assets, and consulting and professional fees related to transformation initiatives. For the thirteen weeks ended March 29, 2026 and thirteen weeks ended March 30, 2025, corporate transformation initiatives were $5.9 million and $6.9 million, respectively.

(6) Other Non-Cash Adjustments for the thirteen weeks ended March 29, 2026 and thirteen weeks ended March 30, 2025 are comprised primarily of $3.4 million and $3.5 million, respectively, of share-based compensation awards to employees and directors associated with the 2020 Omnibus Equity Incentive Plan; $0.4 million and $2.2 million, respectively. of unrealized gains on mark-to-market adjustments of the Company’s commodity options; amortization of cloud computing, purchase commitments, certain lease adjustments, amortization of tolling assets, and other non-cash adjustments.

(7) Other income/(expense), net represents the Company’s non-operating income and expense related to interest income, fees associated with our receivable finance program, and mark-to-market on notional portion of interest rate swap not accounted for under interest rate hedge accounting, benefit related to changes in the Company’s tax receivable liability, monetary conversion, other items not related to our operations.

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
ABL Facility
As of both March 29, 2026 and December 28, 2025 $0.2 million was outstanding under the asset based lending ("ABL") facility. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit and amounts borrowed. As of March 29, 2026 and December 28, 2025, $122.4 million and $119.7 million, respectively, was available for borrowing under the ABL facility, net of letters of credit. Standby letters of credit in the amount of $10.3 million have been issued as of both of March 29, 2026 and December 28, 2025. The standby letters of credit are primarily issued for insurance purposes.
Cash Requirements
Our expected future payments at March 29, 2026 primarily consisted of:
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
Off-Balance Sheet Arrangements
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. Refer to Note 10. Derivative Financial Instruments, Purchase Commitments and Fair Value.
IO Guarantees Off Balance Sheet
The Company partially guarantees loans made to IOs by Bank of America and one other bank for the purchase of routes, some of which were recorded as off-balance sheet arrangements. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default. Refer to Note 11. Contingencies.
Cash Flow
The following table presents net cash provided by or used in operating activities, investing activities and financing activities for the thirteen weeks ended March 29, 2026 and March 30, 2025.

(in millions)	Thirteen weeks ended March 29, 2026	Thirteen weeks ended March 30, 2025
Net cash used in operating activities	$(12.2)	$(20.2)
Net cash used in investing activities	$(15.5)	$(40.7)
Net cash (used in) provided by financing activities	$(19.0)	$67.5
Net cash used in operating activities for the thirteen weeks ended March 29, 2026 was $12.2 million compared to $20.2 million for the thirteen weeks ended March 30, 2025. The decrease in net cash used in operating activities of $8.0 million is largely driven by the increase in cash net income, improvement of process and payment terms with suppliers and inventory levels, partially offset by the purchase of tax credits that occurred during the thirteen weeks ended March 29, 2026. See Note 12. Supplementary Cash Flow Information and the timing of accounts payable and prepaid expenses.
Cash used in investing activities for the thirteen weeks ended March 29, 2026 and March 30, 2025 was $15.5 million and $40.7 million, respectively and was primarily related to purchases of property and equipment.
Net cash used in financing activities was $19.0 million for the thirteen weeks ended March 29, 2026, primarily driven by repayments on term debt and notes payable, payment of dividends, distributions to noncontrolling interest holders and payments of employee stock award tax withholdings. This compares to net cash provided by financing activities of $67.5 million for the thirteen weeks ended March 30, 2025, which was primarily related to net borrowings of debt of $80.3 million, partially offset by the payment of dividends and distributions to noncontrolling interests of $8.9 million and payment of debt issuance costs and payments of tax withholding requirements for employee stock awards.
Debt Covenants
The Company has a credit agreement with a syndicate of banks, led by Bank of America, N.A. ("Term Loan B"). The Term Loan B and the ABL facility are collateralized by substantially all of the assets and liabilities of UBH and its subsidiaries excluding the real estate assets secured by the Company's real estate term loan, including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants relating to the operations and financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with their financial and other covenants under the credit agreements as of March 29, 2026.
New Accounting Pronouncements
See Note 1. Operations and Summary of Significant Accounting Policies, to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Goodwill
The Company performed its latest qualitative impairment analysis on the first day of the fourth quarter of 2025 and concluded that goodwill was not impaired. During the thirteen weeks ended March 29, 2026, the Company identified certain triggering events, including a decrease in its share price and market capitalization. As of March 29, 2026, the Company's market capitalization was below its book value. The Company performed an interim impairment assessment and concluded that goodwill was not impaired as of March 29, 2026. In performing this assessment, the Company considered the relationship between its fair value and book value, economic conditions, industry trends, operating performance, and forecast of future cash flows. However, the Company believes that goodwill is at risk of impairment, and further declines in its share price or changes in actual results or key assumptions from those used in the impairment analysis could result in a material impairment in future periods.

There were no other changes to critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates under Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 28, 2025 filed on February 12, 2026.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 28, 2025 filed on February 12, 2026. Our exposures to market risk have not changed materially since the filing of the Annual Report on Form 10-K for the year ended December 28, 2025 filed on February 12, 2026.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rule 13a-15e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective at a level of reasonable assurance as of March 29, 2026.
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
ITEM 1A. RISK FACTORS
Our risk factors are set forth in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 28, 2025 filed on February 12, 2026. There have been no material changes to our risk factors since the filing of the Annual Report on Form 10-K for the year ended December 28, 2025 filed on February 12, 2026.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 10, 2026, the Board of Directors authorized a $50 million share repurchase program. There is no expiration date on the program. For the thirteen weeks ended March 29, 2026, no shares were repurchased under this program.
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

Date: May 6, 2026                        UTZ BRANDS, INC.

By:    /s/ Ryan Tewey
Name:    Ryan Tewey
Title:    Vice President, Controller
and Principal Accounting Officer
and Duly Authorized Officer