Form 10-Q
period 2026-06-28
Utz Brands, Inc.
filed 2026-08-05
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
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

As of August 3, 2026, 88,613,213 shares of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), and 55,349,000 shares of Class V Common Stock, par value $0.0001 per share (“Class V Common Stock”), were issued and outstanding.
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
•The effects of the Company’s marketing and innovation initiatives; and
•The proposed transaction with Intersnack Group GmbH & Co. KG (“Intersnack Group”), including the expected timing, closing conditions and likelihood and effects of the consummation thereof; and
•Other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” “goal,” “on track” or similar expressions.
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

As a result of a number of known and unknown risks and uncertainties, the Company’s results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, without limitation: our operation in an industry with high levels of competition and consolidation; our reliance on key customers and ability to obtain favorable contractual terms and protections with customers; changes in demand for our products driven by changes in consumer preferences and tastes or our ability to innovate or market our products effectively; changes in consumers’ loyalty to our brands due to factors beyond our control; impacts on our reputation caused by concerns relating to the quality and safety of our products, ingredients, packaging, or processing techniques; the potential that our products might need to be recalled if they become adulterated or are mislabeled; the loss of retail shelf space and disruption to sales of food products due to changes in retail distribution arrangements; our reliance on third parties to effectively operate both our direct-to-warehouse delivery system and our direct-store-delivery network system; the evolution of e-commerce retailers and sales channels; disruption to our manufacturing operations, supply chain, or distribution channels; the effects of inflation, including rising labor costs; increased fuel prices; shortages of raw materials, energy, water, and other supplies; changes in the legal and regulatory environments in which we operate, including with respect to tax legislation; potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries, or investigations into our business; potential adverse effects or unintended consequences related to the implementation of our growth strategy; our ability to successfully identify and execute acquisitions or dispositions and to manage integration or carve out issues following such transactions; the geographic concentration of our markets; our ability to attract and retain highly skilled personnel; impairment in the carrying value of goodwill or other intangible assets; our ability to protect our intellectual property rights; disruptions, failures, or security breaches of our information technology infrastructure, including cyber incidents; climate change or legal, regulatory or market measures to address climate change; our exposure to liabilities, claims or new laws or regulations with respect to environmental matters; the increasing focus and opposing views, legislation and expectations with respect to ESG initiatives; restrictions on our operations imposed by covenants in our debt instruments; our exposure to changes in interest rates; adverse impacts from disruptions in the worldwide financial markets, including on our ability to obtain new credit; our exposure to any new or increased income or product taxes; pandemics, epidemics or other disease outbreaks; our exposure to changes to trade policies and tariff and import/export regulations by the United States and other jurisdictions; potential volatility in our Class A Common Stock caused by resales thereof; our dependence on distributions made by our subsidiaries; our payment obligations pursuant to a tax receivable agreement, which in certain cases may exceed the tax benefits we realize or be accelerated; provisions of Delaware law and our governing documents and other agreements that could limit the ability of stockholders to take certain actions or delay or discourage takeover attempts that stockholders may consider favorable; our exclusive forum provisions in our governing documents; the influence of certain significant stockholders and members of Utz Brands Holdings, LLC, whose interests may differ from those of our other stockholders; the risk that the proposed transaction with the Intersnack Group may not be completed in a timely manner, or at all, including because required stockholder or regulatory approvals or other closing conditions are not satisfied or waived; the effects of the announcement and pendency of the proposed transaction on our business, employees and relationships with customers, suppliers, independent operators and other business partners, including the diversion of management's attention and the restrictions on the conduct of our business under the interim operating covenants; the significant transaction costs we have incurred and expect to continue to incur, whether or not the transaction is completed; litigation relating to the proposed transaction, including injunctions or other orders that could delay or prevent its completion; the limitations on our ability to pursue alternative transactions and our obligation to pay a termination fee in specified circumstances; the loss of the opportunity for holders of our Class A Common Stock to participate in any future growth of the Company if the transaction is completed; and other risks and uncertainties set forth in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 28, 2025 and in the other reports we file with the U.S. Securities and Exchange Commission from time to time.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
June 28, 2026 and December 28, 2025
(In millions, except share information)

	As of June 28, 2026	As of December 28, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$58.6	$120.4
Accounts receivable, less allowance of $3.5 and $3.3, respectively	123.6	100.8
Inventories	128.7	119.3
Prepaid expenses and other assets	47.1	39.9
Current portion of notes receivable	4.1	4.0
Total current assets	362.1	384.4
Non-current Assets
Assets held for sale	9.1	10.3
Property, plant and equipment, net	379.7	379.2
Goodwill	865.2	865.2
Intangible assets, net	948.5	963.9
Non-current portion of notes receivable	9.9	10.8
Other assets	201.0	179.8
Total non-current assets	2,413.4	2,409.2
Total assets	$2,775.5	$2,793.6
LIABILITIES AND EQUITY
Current Liabilities
Current portion of term debt	$38.6	$31.4
Current portion of other notes payable	6.0	6.5
Accounts payable	196.7	197.4
Accrued expenses and other	99.4	87.9
Total current liabilities	340.7	323.2
Non-current Liabilities
Non-current portion of term debt and revolving credit facility	800.2	818.2
Non-current portion of other notes payable	12.0	14.2
Non-current accrued expenses and other	180.4	166.5
Deferred tax liability	128.5	126.6
Total non-current liabilities	1,121.1	1,125.5
Total liabilities	1,461.8	1,448.7
Commitments and Contingencies
Equity
Shares of Class A Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 88,548,477 and 87,509,774 shares issued and outstanding as of June 28, 2026 and December 28, 2025, respectively	—	—
Shares of Class V Common Stock, $0.0001 par value; 61,249,000 shares authorized; 55,349,000 shares issued and outstanding as of both June 28, 2026 and December 28, 2025	—	—
Additional paid-in capital	1,042.4	1,037.0
Accumulated deficit	(350.1)	(326.6)
Accumulated other comprehensive income	3.6	3.3
Total stockholders' equity	695.9	713.7
Noncontrolling interest	617.8	631.2
Total equity	1,313.7	1,344.9
Total liabilities and equity	$2,775.5	$2,793.6
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025
(In millions, except share information)
(Unaudited)

	Thirteen weeks ended June 28, 2026	Thirteen weeks ended June 29, 2025	Twenty-six weeks ended June 28, 2026	Twenty-six weeks ended June 29, 2025
Net sales	$371.8	$366.7	$733.1	$718.8
Cost of goods sold	275.6	271.4	545.0	541.1
Gross profit	96.2	95.3	188.1	177.7

Selling, general, and administrative expenses
Selling	64.6	54.3	115.7	95.8
General and administrative	36.7	33.7	71.0	69.6
Total selling, general, and administrative expenses	101.3	88.0	186.7	165.4

(Loss) gain on sale of assets, net	(0.4)	(0.9)	0.9	(0.2)

(Loss) income from operations	(5.5)	6.4	2.3	12.1
Other (loss) income, net
Interest expense	(10.7)	(11.4)	(21.1)	(22.9)
Loss on debt extinguishment	—	—	—	(0.5)
Other (loss) income	—	(0.6)	0.8	(0.2)
Gain on remeasurement of warrant liability	—	12.5	—	23.5
Other (loss) income, net	(10.7)	0.5	(20.3)	(0.1)

(Loss) income before taxes	(16.2)	6.9	(18.0)	12.0
Income tax (benefit) expense	(0.2)	(3.2)	0.4	(3.8)
Net (loss) income	(16.0)	10.1	(18.4)	15.8
Net loss attributable to noncontrolling interest	5.9	0.4	6.6	2.2
Net (loss) income attributable to controlling interest	$(10.1)	$10.5	$(11.8)	$18.0

(Loss) income per Class A Common stock: (in dollars)
Basic	$(0.11)	$0.12	$(0.13)	$0.21
Diluted	$(0.11)	$0.12	$(0.13)	$0.21
Weighted-average shares of Class A Common stock outstanding
Basic	88,510,845	86,118,292	88,429,350	85,919,842
Diluted	88,510,845	87,679,440	88,429,350	87,604,543

Net (loss) income	$(16.0)	$10.1	$(18.4)	$15.8
Other comprehensive (loss) income:
Change in fair value of interest rate swap	(1.8)	(3.8)	0.5	(10.2)
Comprehensive (loss) income	(17.8)	6.3	(17.9)	5.6
Net comprehensive loss attributable to noncontrolling interest	6.6	1.9	6.4	6.2
Net comprehensive (loss) income attributable to controlling interest	$(11.2)	$8.2	$(11.5)	$11.8
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
For the thirteen weeks ended June 28, 2026 and June 29, 2025
(In millions, except share information)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 29, 2024	83,537,542	$—	57,349,000	$—	$988.5	$(304.7)	$13.1	$696.9	$685.3	$1,382.2
Share-based compensation	524,211	—		—	4.3	—	—	4.3	—	4.3
Class V to Class A Exchange	2,000,000	—	(2,000,000)	—	23.9	—	—	23.9	(23.9)	—
Payments of tax withholding requirements for employee stock awards		—		—	(2.2)	—	—	(2.2)	—	(2.2)
Net income (loss)		—		—	—	7.5	—	7.5	(1.8)	5.7
Cash dividends declared		—		—	—	(5.6)	—	(5.6)	—	(5.6)
Special excess cash dividend declared		—		—	—	(0.9)	—	(0.9)	—	(0.9)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3.4)	(3.4)
Tax distribution		—		—	—	—	—	—	(1.6)	(1.6)
Other comprehensive loss		—		—	—	—	(3.9)	(3.9)	(2.5)	(6.4)
Balance at March 30, 2025	86,061,753	$—	55,349,000	$—	$1,014.5	$(303.7)	$9.2	$720.0	$652.1	$1,372.1
Share-based compensation	83,501	—		—	2.7	—	—	2.7	—	2.7
Net income (loss)		—		—	—	10.5	—	10.5	(0.4)	10.1
Cash dividends declared		—		—	—	(5.2)	—	(5.2)	—	(5.2)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3.5)	(3.5)
Other comprehensive loss		—		—	—	—	(2.3)	(2.3)	(1.5)	(3.8)
Balance at June 29, 2025	86,145,254	$—	55,349,000	$—	$1,017.2	$(298.4)	$6.9	$725.7	$646.7	$1,372.4

Balance at December 28, 2025	87,509,774	$—	55,349,000	$—	$1,037.0	$(326.6)	$3.3	$713.7	$631.2	$1,344.9
Share-based compensation	920,884	—		—	3.9	—	—	3.9	—	3.9
Payments of tax withholding requirements for employee stock awards		—		—	(1.7)	—	—	(1.7)	—	(1.7)
Net loss		—		—	—	(1.7)	—	(1.7)	(0.7)	(2.4)
Cash dividends declared		—		—	—	(6.1)	—	(6.1)	—	(6.1)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3.5)	(3.5)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Other comprehensive income		—		—	—	—	1.4	1.4	0.9	2.3
Balance at March 29, 2026	88,430,658	$—	55,349,000	$—	$1,039.2	$(334.4)	$4.7	$709.5	$627.9	$1,337.4
Share-based compensation	117,819	—		—	3.2	—	—	3.2	—	3.2
Net loss		—		—	—	(10.1)	—	(10.1)	(5.9)	(16.0)
Cash dividends declared		—		—	—	(5.6)	—	(5.6)	—	(5.6)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3.5)	(3.5)
Other comprehensive loss		—		—	—	—	(1.1)	(1.1)	(0.7)	(1.8)
Balance at June 28, 2026	88,548,477	$—	55,349,000	$—	$1,042.4	$(350.1)	$3.6	$695.9	$617.8	$1,313.7

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the twenty-six weeks ended June 28, 2026 and June 29, 2025
(In millions)
(Unaudited)

	Twenty-six weeks ended June 28, 2026	Twenty-six weeks ended June 29, 2025
Cash flows from operating activities
Net (loss) income	$(18.4)	$15.8
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Impairment and other charges	0.2	0.6
Depreciation and amortization	45.4	40.0
Gain on remeasurement of warrant liability	—	(23.5)
(Gain) loss on sale of assets	(0.9)	0.2
Loss on debt extinguishment	—	0.5
Share-based compensation	7.1	7.0
Deferred taxes	1.9	(1.1)
Deferred financing costs	0.6	0.7
Changes in assets and liabilities:
Accounts receivable, net	(22.8)	(41.4)
Inventories	(9.4)	(24.2)
Prepaid expenses and other assets	2.3	(17.5)
Accounts payable and accrued expenses and other	(6.5)	39.0
Net cash used in operating activities	(0.5)	(3.9)
Cash flows from investing activities
Purchases of property and equipment	(27.4)	(65.7)
Proceeds from sale of property and equipment	1.3	0.8
Proceeds from sale of routes	17.9	11.7
Proceeds from the sale of IO notes	2.5	3.9
Purchases of IO routes and other changes in note receivables	(23.8)	(22.0)
Net cash used in investing activities	(29.5)	(71.3)
Cash flows from financing activities
Borrowings on line of credit	145.0	135.0
Repayments on line of credit	(144.9)	(74.5)
Borrowings on term debt and notes payable	5.6	50.8
Repayments on term debt and notes payable	(17.0)	(13.6)
Payment of debt issuance cost	—	(1.7)
Payments of tax withholding requirements for employee stock awards	(1.7)	(2.2)
Dividends paid	(11.8)	(11.6)
Distribution to noncontrolling interest	(7.0)	(8.5)
Net cash (used in) provided by financing activities	(31.8)	73.7
Net decrease in cash and cash equivalents	(61.8)	(1.5)
Cash and cash equivalents at beginning of period	120.4	56.1
Cash and cash equivalents at end of period	$58.6	$54.6
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
The Company offers various forms of trade promotions, and the methodologies for determining these promotions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade customer or consumer. These estimates are made using various techniques which will include the use of historical data on performance of similar promotional programs. The Company has reserves in place of $21.9 million as of June 28, 2026, which included adjustments taken by customers of $20.3 million that were awaiting final processing as of such date, and had reserves of $26.9 million as of December 28, 2025, which included adjustments taken by customers of $15.4 million that were awaiting final processing as of such date. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.

Recently Issued Accounting Standards – In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-11, Interim Reporting - Narrow-Scope Improvements. The amendments in ASU 2025-11 clarify current interim disclosure requirements and provide a comprehensive list of required interim disclosures. The update also incorporates a disclosure principle that requires entities to disclose events that occur after the end of the last annual reporting period. ASU 2025-11 is effective for interim periods within annual periods beginning after December 15, 2027, though early adoption is permitted. The Company does not expect ASU 2025-11 to have a material effect on its consolidated financial statements and disclosures.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging - Hedge Accounting Improvements. The amendments in this update are intended to more closely align hedge accounting with the economics of an entity’s risk management activities. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, though early adoption is permitted. The Company early adopted this guidance during the thirteen weeks ended June 28, 2026 which did not have a material impact on the consolidated financial statement. The primary impact of adoption is the modification of pre-existing hedge documentation and expanded flexibility in managing interest rate elections under existing credit agreements.
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

	Thirteen weeks ended June 29, 2025
(in millions)	As reported	Effect of change	As adjusted
Cost of goods sold	$239.9	$31.5	$271.4
Gross profit	126.8	(31.5)	$95.3
Gross margin	34.6%	(8.6)%	26.0%
Selling	85.8	(31.5)	$54.3

	Twenty-six weeks ended June 29, 2025
(in millions)	As reported	Effect of change	As adjusted
Cost of goods sold	$473.8	$67.3	$541.1
Gross profit	245.0	(67.3)	$177.7
Gross margin	34.1%	(9.4)%	24.7%
Selling	163.1	(67.3)	$95.8
Goodwill - The Company performed its latest qualitative impairment analysis on the first day of the fourth quarter of 2025 and concluded that goodwill was not impaired. During the twenty-six weeks ended June 28, 2026, the Company identified certain triggering events, including a decrease in its share price and market capitalization. As of June 28, 2026, the Company's market capitalization was below its book value. The Company performed an interim impairment assessment and concluded that goodwill was not impaired as of June 28, 2026. In performing this assessment, the Company considered the relationship between its fair value and book value, economic conditions, industry trends, operating performance, and forecast of future cash flows. Subsequent to June 28, 2026, the Company entered into a definitive agreement to be acquired for $14.25 per share (see Note 16. Subsequent Events). The implied value of the consideration to be paid in the transaction exceeds the carrying value of the Company's net assets, which the Company considers to be additional evidence supporting the value of its goodwill.
Share Repurchase Program - On February 10, 2026, the Board of Directors authorized a $50 million share repurchase program. There is no expiration date on the program. For the twenty-six weeks ended June 28, 2026, no shares were repurchased under this program. Under the Merger Agreement (as defined within Note 16. Subsequent Events), the Company is prohibited from repurchasing shares of Class A Common Stock, subject to limited exceptions. See Note 16. Subsequent Events for further discussion on the proposed transaction with Intersnack Group.
Reclassifications - Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.
2.RECEIVABLES SALES PROGRAM
The Company has entered agreements to sell certain trade accounts receivable to unrelated, third-party financial institutions at a discount (the "Receivables Sales Programs"). The agreements can be terminated by the Company or the other party to each agreement with 30 days' notice. The Receivables Sales Programs are used by the Company to manage liquidity in a cost-effective manner. The Company has no retained interest in the receivables sold under the Receivables Sales Programs; however, under the agreements, the Company does have collection and administrative responsibilities for a portion of the sold receivables, totaling $136.4 million of the total $231.5 million of receivables sold under the Receivables Sales Programs. Under the Receivables Sales Programs, the current fixed operating limit of outstanding accounts receivables to be sold at any time is $55.0 million.

(in millions)	As of June 28, 2026	As of December 28, 2025
Outstanding receivables sold	$28.6	$27.8
Receivables collected and not remitted to financial institutions, net of receivables sold and not settled with financial institutions	8.8	0.7
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

(in millions)	Twenty-six weeks ended June 28, 2026
Receivables sold	$231.5
Receivables collected and remitted to financial institutions(1)	119.3
(1) The Company has multiple receivable sales programs; however, is responsible for collecting and remitting receivables under only one of the programs.

The loss on sale of receivables from continuing operations represents the discount taken by third-party financial institutions and was $0.6 million and $1.4 million for the thirteen weeks ended June 28, 2026 and twenty-six weeks ended June 28, 2026, respectively, and is included in Other expense (income), net in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has not recognized any servicing assets or liabilities as of June 28, 2026 or December 28, 2025, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.
3.INVENTORIES
Inventories consisted of the following:

(in millions)	As of June 28, 2026	As of December 28, 2025
Finished goods	$92.9	$79.0
Raw materials	27.1	32.0
Maintenance parts	8.7	8.3
Total inventories	$128.7	$119.3
4.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

(in millions)	As of June 28, 2026	As of December 28, 2025
Land	$20.7	$20.2
Buildings	119.5	118.2
Machinery and equipment	379.4	363.5
Land improvements	1.2	1.1
Building improvements	3.5	3.5
Construction-in-progress	32.4	25.2
	556.7	531.7
Less: accumulated depreciation	(177.0)	(152.5)
Property, plant and equipment, net	$379.7	$379.2
Depreciation expense was $13.6 million and $11.9 million for the thirteen weeks ended June 28, 2026 and June 29, 2025, respectively, and $26.8 million and $21.3 million for the twenty-six weeks ended June 28, 2026 and June 29, 2025, respectively. Depreciation expense is included in Cost of goods sold and Selling, and General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
During May 2026, the Company sold one property in Hanover, PA for $1.2 million that was previously reported in Assets held for sale. No impairment was recognized on the sale. The Company intends to sell two additional buildings located in Hanover, PA and a tract of land located in Goodyear, AZ. The carrying value of these assets in the amount of $9.1 million has been reported as Assets held for sale on the Consolidated Balance Sheets as of June 28, 2026. No impairment has been recognized on these assets. The Company cannot provide assurance that it will be able to complete the sale of any of these assets on the terms currently contemplated, or at all, or that the proceeds from such sales will equal or exceed the carrying value of the assets. In addition, the Company announced in July 2025 the closure of its Grand Rapids, Michigan manufacturing facility. This closure is expected to be completed in the first half of 2027.

5.INTANGIBLE ASSETS, NET

Intangible assets, net, consisted of the following:

(in millions)	As of June 28, 2026	As of December 28, 2025
Subject to amortization:
Distributor/customer relationships	$647.7	$647.7
Trademarks	59.9	59.9
Amortizable assets, gross	707.6	707.6
Accumulated amortization	(206.0)	(187.9)
Amortizable assets, net	501.6	519.7
Not subject to amortization:
Trade names	428.7	428.7
Route assets	18.2	15.5
Intangible assets, net	$948.5	$963.9
Amortization of distributor/customer relationships and trademarks amounted to $9.0 million for both the thirteen weeks ended June 28, 2026 and June 29, 2025, and $18.0 million for both the twenty-six weeks ended June 28, 2026 and June 29, 2025, respectively. The expense related to the amortization of intangibles is included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
6.NOTES RECEIVABLE
Contracts are executed between the Company and its independent operators (“IOs”) for the sale of product distribution routes, including notes in favor of the Company, in certain cases. The notes bear interest at rates ranging from 7.00% to 10.00% with original terms ranging generally from one to ten years. The notes receivable balances due from IOs at June 28, 2026 and December 28, 2025 totaled $14.0 million and $14.8 million, respectively, and are collateralized by the routes for which the loans are made. The Company also sold certain notes to Bank of America and one other bank. The Company has a corresponding notes payable related to the sale of IOs notes receivables. See Note 11. Contingencies.
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
The balance of the obligations outstanding at the end of the reporting period are as follows:

(in millions)
Balance as of December 28, 2025	$8.6
Invoices confirmed during the period	20.1
Confirmed invoices paid during the period	19.3
Balance as of June 28, 2026	$9.4

8.ACCRUED EXPENSES AND OTHER
Current accrued expenses and other consisted of the following:

(in millions)	As of June 28, 2026	As of December 28, 2025
Accrued compensation and benefits	$20.0	$24.4
Operating right of use liability	21.3	18.6
Insurance liabilities	7.1	6.5
Accounts receivable sales program - amounts collected and due to financial institution	8.8	0.7
Tax Receivable Agreement liability	4.5	4.4
Accrued freight and manufacturing related costs	3.8	3.3
Accrued dividends and distributions	9.1	9.0
Accrued interest	10.6	10.7
Accrued marketing	4.4	1.9
Other accrued expenses	9.8	8.4
Total accrued expenses and other	$99.4	$87.9
Non-current accrued expenses and other consisted of the following:

(in millions)	As of June 28, 2026	As of December 28, 2025
Operating right of use liability	$152.4	$139.2
Tax Receivable Agreement liability	19.2	19.6
Supplemental retirement and salary continuation plans	6.9	6.6
Long-term portion of an interest rate hedge liability	1.9	1.1
Total accrued expenses and other	$180.4	$166.5
9.TERM DEBT, REVOLVING CREDIT FACILITY AND OTHER NOTES PAYABLE
Term debt and revolving credit facilities consisted of the following:

Debt (in millions)	Original Principal Balance	Maturity Date	As of June 28, 2026	As of December 28, 2025
Term Loan B (1)	$795.0	January-32	$630.3	$630.3
Real Estate Term Loan (2)	$88.1	October-32	54.5	57.0
Equipment loans (3)	$203.8		158.0	167.0
Asset based lending (“ABL”) facility		July-28	0.3	0.2
Net impact of debt issuance costs and original issue discount			(4.3)	(4.9)
Total long-term debt			838.8	849.6
Less: current portion			(38.6)	(31.4)
Long term portion of term debt and financing obligations			$800.2	$818.2
(1) Credit agreement with a syndicate of banks, led by Bank of America, N.A. ("Term Loan B").
(2) Loan by City National Bank which is secured by a majority of the real estate assets of the Company ("Real Estate Term Loan").
(3) Equipment loans have varying maturities from December 2026 to July 2031.

Other Notes Payable and Finance Leases
Amounts outstanding under notes payable and finance leases consisted of the following:

(in millions)	As of June 28, 2026	As of December 28, 2025
Note payable – IO notes	$11.5	$13.0
Finance lease obligations	6.5	7.7
Total notes payable	18.0	20.7
Less: current portion	(6.0)	(6.5)
Long term portion of notes payable	$12.0	$14.2
Interest Expense
Interest expense consisted of the following:

(in millions)	Thirteen weeks ended June 28, 2026	Thirteen weeks ended June 29, 2025	Twenty-six weeks ended June 28, 2026	Twenty-six weeks ended June 29, 2025
Company’s long-term debt	$10.1	$10.9	$20.0	$21.8
Amortization of deferred financing fees	0.3	0.3	0.6	0.7
IO loans	0.3	0.2	0.5	0.4
Total interest	$10.7	$11.4	$21.1	$22.9
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
In June 2026, the Company terminated its previously existing swap agreement associated with the Term Loan B and received cash proceeds of $8.4 million. The proceeds were recorded in other comprehensive income (loss) and will be amortized into earnings over the remaining term of the swap. In addition, on the same date, the Company entered into a new interest rate swap agreement with a notional amount of $425.0 million. The agreement is scheduled to mature on December 31, 2029.
During the thirteen weeks ended June 28, 2026, in connection with the paydown of the Real Estate Term Loan related to the sale of a property discussed in Note 4. Property, Plant and Equipment, Net, and the estimated future paydowns anticipated upon the sale of assets held for sale, the Company determined that the forecasted interest payments associated with $8.7 million of the notional amount of its Real Estate Term Loan interest rate swap were no longer probable of occurring. Accordingly, effective June 15, 2026, the Company de-designated that $8.7 million portion of the hedging relationship while continuing to apply cash flow hedge accounting to the remaining $34.0 million notional amount, which remains designated as a cash flow hedge. The de-designated $8.7 million notional amount is carried at fair value, with subsequent mark-to-market adjustments recognized immediately in earnings.

Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $92.5 million as of June 28, 2026 and $66.9 million as of December 28, 2025. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded purchase commitment gains totaling $1.6 million and $1.1 million for the thirteen weeks ended June 28, 2026 and June 29, 2025, respectively, and $9.2 million and $1.7 million for the twenty-six weeks ended June 28, 2026 and June 29, 2025, respectively.
Fair Value
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of June 28, 2026:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$58.6	$—	$—	$58.6
Interest rate swaps	—	0.1	—	0.1
Total assets	$58.6	$0.1	$—	$58.7
Liabilities:
Commodity contracts	$—	$0.6	$—	$0.6
Interest rate swaps	—	2.2	—	2.2
Debt	—	838.8	—	838.8
Total liabilities	$—	$841.6	$—	$841.6
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
Guarantees
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $70.3 million and $69.5 million at June 28, 2026 and December 28, 2025, respectively, which loans are accounted for as off balance sheet arrangements. As discussed in Note 6. Notes Receivable, the Company also sold notes receivable on its books to Bank of America during the thirteen weeks ended June 28, 2026 and June 29, 2025, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at June 28, 2026 and December 28, 2025 was $11.0 million and $12.5 million, respectively. Due to the structure of the transactions, the sales did not qualify for sale accounting treatment, and as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding notes receivable also remain in the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year.
Additionally, the Company guarantees loans for the purchase of routes made by one other bank. The outstanding balance of these loans was $0.5 million and $1.3 million at June 28, 2026 and December 28, 2025, respectively, all of which was included in the Company's Consolidated Balance Sheets at June 28, 2026 and December 28, 2025, respectively. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance.
All of the above IO loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default.
Product recall
In May 2026, the Company issued a voluntary recall in the United States of certain limited varieties of Zapp’s® and Dirty® potato chips. This voluntary recall follows notification that a seasoning containing dry milk powder, sourced from California Dairies, Inc. and supplied by a third-party supplier, may contain the presence of Salmonella. The affected seasoning batches tested negative for Salmonella prior to use; however, out of an abundance of caution, the Company recalled limited varieties of Zapp’s® and Dirty® brand potato chips. The Company does not expect the recall to have a material effect on its consolidated financial statements.
12.SUPPLEMENTARY CASH FLOW INFORMATION

(in millions)	Twenty-six weeks ended June 28, 2026	Twenty-six weeks ended June 29, 2025
Cash paid for interest	$26.9	$28.9
Refunds related to income taxes	$—	$0.2
Payments for income taxes(1)	$17.4	$1.8
Non-cash finance lease additions	$0.3	$1.4
Non-cash operating lease additions	$23.8	$15.3
(1) The payments for income taxes during the twenty-six weeks ended June 28, 2026 includes $16.5 million related to the purchase of tax credits.
The Company presents the gain on the sale of disposals of property and equipment, and the gain on the sale of routes within Gain on sale of assets, net within the Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows.
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
The Company recorded income tax benefit of $0.2 million and expense of $0.4 million for the thirteen and twenty-six weeks ended June 28, 2026, respectively. Comparably, the Company recorded income tax benefit of $3.2 million and $3.8 million for the thirteen and twenty-six weeks ended June 29, 2025, respectively. The effective tax rates for the thirteen and twenty-six weeks ended June 28, 2026 were 1.2% and (2.2)%, respectively. Comparably, the effective tax rates for the thirteen and twenty-six weeks ended June 29, 2025 were (46.4)% and (31.7)%, respectively. The Company’s effective tax rates differ from the federal statutory rate of 21% primarily because UBH, which is a partnership, is not taxed at the entity level, and is required to allocate some of its taxable results to the holders of noncontrolling interests ("Noncontrolling Interest Holders"), as well as state taxes and, with respect to the thirteen weeks and twenty-six weeks ended June 29, 2025, the fair value impact of warrant liabilities. During the thirteen and twenty-six weeks ended June 28, 2026, the effective tax rate was primarily impacted by statutory state tax rate changes, which resulted in discrete tax expense of $0.1 million and $0.5 million, respectively.
The Company regularly evaluates valuation allowances established for deferred tax assets (“DTAs”) for which future realization is uncertain. The Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit the use of existing DTAs. As of June 28, 2026, a significant piece of objective negative evidence evaluated was the twelve-quarter cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTAs such as the investment in UBH, federal operating losses subject to annual limitations due to “change in ownership” provisions, and state net operating losses where the Company does not expect to continue to have nexus. Therefore, a valuation allowance has been recorded against the DTAs for which it is more likely than not they will not be realized.
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
As of June 28, 2026, tax years 2022 through 2026 remain open and subject to examination by the Internal Revenue Service and the majority of the states where the Company has nexus, and tax years 2021 through 2026 remain open and subject to examination in selected states that have a four-year statute of limitations.
Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of June 28, 2026 or December 28, 2025.
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

As of June 28, 2026 and December 28, 2025, the Company had a liability of $23.7 million and $24.0 million, respectively, related to its projected obligations under the TRA, which is reflected as current and non-current accrued expenses in the Consolidated Balance Sheets.
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

(in millions)	Thirteen weeks ended June 28, 2026	Thirteen weeks ended June 29, 2025	Twenty-six weeks ended June 28, 2026	Twenty-six weeks ended June 29, 2025
Net sales	$371.8	$366.7	$733.1	$718.8
Materials	149.9	158.0	303.3	317.6
Conversion costs (a)	54.7	51.5	108.7	96.6
Delivery (b)	21.4	20.0	42.1	43.5
Other cost of goods sold (c)	49.6	41.9	90.9	83.4
Gross profit	96.2	95.3	188.1	177.7

Marketing (d)	8.8	8.3	15.0	12.9
Selling expenses (e)	55.8	46.0	100.7	82.9
General and Administrative expenses (f)	36.7	33.7	71.0	69.6
Total selling, general and administrative expenses	101.3	88.0	186.7	165.4
(Loss) gain on sale of assets, net	(0.4)	(0.9)	0.9	(0.2)
(Loss) income from operations	(5.5)	6.4	2.3	12.1

Interest expense	(10.7)	(11.4)	(21.1)	(22.9)
Loss on debt extinguishment	—	—	—	(0.5)
Other (expense) income	—	(0.6)	0.8	(0.2)
Gain on remeasurement of warrant liability	—	12.5	—	23.5
Other (loss) income, net	(10.7)	0.5	(20.3)	(0.1)

(Loss) income before income taxes	(16.2)	6.9	(18.0)	12.0
Income tax (benefit) expense	(0.2)	(3.2)	0.4	(3.8)
Net (loss) income	$(16.0)	$10.1	$(18.4)	$15.8

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
The following table reconciles the numerators and denominators used in the computations of both basic and diluted (loss) income per share:

(in millions, except share data)	Thirteen weeks ended June 28, 2026	Thirteen weeks ended June 29, 2025	Twenty-six weeks ended June 28, 2026	Twenty-six weeks ended June 29, 2025
Numerator:
Net (loss) income attributable to common stockholders	$(10.1)	$10.5	$(11.8)	$18.0
Denominator:
Weighted average Class A Common Stock shares, basic	88,510,845	86,118,292	88,429,350	85,919,842
Dilutive securities included in diluted earnings per share calculation:
Warrants	—	882,524	—	1,046,428
RSUs	—	433,902	—	410,450
PSUs	—	244,722	—	227,426
Stock options	—	—	—	397
Total dilutive weighted average shares	88,510,845	87,679,440	88,429,350	87,604,543
Basic (loss) income per share	$(0.11)	$0.12	$(0.13)	$0.21
Diluted (loss) income per share	$(0.11)	$0.12	$(0.13)	$0.21
Weighted average Class V Common Stock not subject to earnings per share calculation	55,349,000	55,349,000	55,349,000	55,502,846
Net loss attributable to noncontrolling interest	$(5.9)	$(0.4)	$(6.6)	$(2.2)
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

	Thirteen weeks ended June 28, 2026	Thirteen weeks ended June 29, 2025	Twenty-six weeks ended June 28, 2026	Twenty-six weeks ended June 29, 2025
RSUs	1,727,501	382,588	1,520,030	331,538
PSUs	848,031	435,156	837,991	418,315
Stock options	649,930	649,930	649,930	633,007
Shares of the Company’s Class V Common Stock do not participate in earnings of the Company and, therefore, are not participating securities. The PSUs and RSUs were not considered participating securities despite the holders of these stock-based compensation awards being entitled to participate in dividends declared on Class A Common Stock, if and when declared, on a one-to-one per-share basis, because the dividends are only payable upon full vesting of the awards, and as such, the dividend is forfeitable. As of both of June 28, 2026 and December 28, 2025, the Noncontrolling Interest Holders held all

55,349,000 shares of Class V Common Stock issued and outstanding and also held an equal number of units of UBH, which comprise the noncontrolling interest.
16.SUBSEQUENT EVENTS
On July 20, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Idaho USA, Inc., a Delaware corporation (“Acquiror”), Idaho Merger Sub, Inc., a Delaware corporation and a direct or indirect wholly-owned subsidiary of Acquiror (“Merger Sub”), and Intersnack Group GmbH & Co. KG, a German limited partnership (“Intersnack Group”). The Merger Agreement provides that, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and becoming an indirect wholly-owned subsidiary of Intersnack Group. The transaction was announced on July 21, 2026. At the effective time of the Merger, each share of Class A Common Stock issued and outstanding immediately prior to the effective time (subject to customary exceptions, including shares held in treasury, shares owned by Intersnack Group or its subsidiaries and shares as to which appraisal rights have been properly exercised) will be converted into the right to receive $14.25 per share in cash, without interest, representing a premium of approximately 91% over the July 20, 2026 closing price of the Class A Common Stock and an enterprise value of approximately $2.9 billion, and each share of Class V Common Stock issued and outstanding immediately prior to the effective time will be cancelled for no consideration. Substantially concurrently with the closing, (i) the Tax Receivable Agreement will terminate in exchange for an aggregate payment of $44.0 million to Series U of UM Partners, LLC and Series R of UM Partners, LLC (the “Continuing Stockholders”) and (ii) a recapitalization of UBH will be completed such that, immediately following the closing, the surviving corporation and the Continuing Stockholders will each own 50% of the outstanding common units of UBH. Consummation of the Merger is subject to closing conditions, including stockholder and regulatory approvals, and the Merger Agreement contains certain termination rights, including that the Company may be required to pay Acquiror a termination fee of $50.0 million in specified circumstances. During the pendency of the Merger, the Company is subject to interim operating covenants. The Company expects the transaction to close in the fourth quarter of 2026, subject to satisfaction of closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our unaudited interim consolidated financial statements as of and for the thirteen and twenty-six weeks ended June 28, 2026, together with our audited consolidated financial statements for our most recently completed fiscal year set forth under Item 8 of our Annual Report on Form 10-K for the year ended December 28, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified above and those discussed in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 28, 2025 and other filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
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
Overview
We were founded in 1921 in Hanover, Pennsylvania and benefit from over 100 years of brand awareness and heritage in the salty snack industry. We are a leading United States manufacturer of branded salty snacks, producing a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, pork skins, pub/party mixes and other snacks. Our iconic portfolio of authentic, craft and “better-for-you” ("BFY") brands includes Utz®, On The Border®, Zapp’s®, Boulder Canyon®, Golden Flake®, Hawaiian® Brand and Miguelitos®, among others, and enjoys strong household penetration in the United States, where our products can be found in approximately 50% of U.S. households as of June 28, 2026. As of June 28, 2026, we operate eight primary manufacturing facilities across the United States with a broad range of capabilities. As part of Utz's ongoing supply chain transformation, the Company made the strategic decision to consolidate its manufacturing footprint from eight primary manufacturing facilities to seven, with the planned closure of its Grand Rapids, Michigan manufacturing facility. Our products are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors and approximately 2,500 direct-store delivery ("DSD") routes. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2025 retail sales, we are the second-largest producer of branded salty snacks in our collective core geographies of Alabama, Connecticut, Delaware, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Virginia, Vermont, West Virginia, and Washington (the “Core Geographies”), where we have acquired strong regional brands and distribution capabilities in recent years.
Key Developments and Trends
Our management team monitors a number of developments and trends that could impact our revenue and profitability objectives.
Growth Strategy - We have a long-term growth strategy focusing on various initiatives and have experienced share gains in our geographies in the United States other than our Core Geographies (the "Expansion Geographies"). Our portfolio strategy is focused on accelerating investments in marketing and innovation to drive top-line growth and achieve share gains in the attractive salty snack category. We plan to further penetrate the Expansion Geographies and untapped channels and customers by further expanding our Branded Salty Snacks, comprised of our Power Four Brands, consisting of our flagship Utz® brand, On the Border®, Zapp's®, and Boulder Canyon®, along with our other brands including Golden Flake®, TORTIYAHS®, Miguelitos®, Hawaiian®, Bachman®, Tim's Cascade®, Dirty Potato Chips®, TGI Fridays®, and Vitner's®, in Expansion Geographies, as well as maintaining our share in our Core Geographies. Our Core Geographies retail volumes and retail sales were down 6.5% and down 2.2%, respectively, for the thirteen weeks ended June 28, 2026 versus the comparable prior year period.
Long-Term Demographics, Consumer Trends, and Demand – We participate in the $42 billion U.S. salty snack category, within the broader approximately $154 billion market for U.S. snack foods as of June 28, 2026, based on Circana data. In the last few years snacking occasions have held relatively stable as consumers continue to seek out convenient, delicious snacks for both on-the-go and at-home lifestyles. A 2026 study from Circana cites that 55% of consumers snack three or more times a day, up 9 points versus 2021. While the category has seen volatility from the impact of pricing actions implemented throughout the industry, we believe the salty snacks category will continue to benefit over the long term from favorable dynamics including low private label penetration as well as category leaders competing primarily in marketing and innovation. We expect these consumer trends to continue to drive consistent retail sales for salty snacks in the long term.

For the thirteen weeks ended June 28, 2026, U.S. retail sales for salty snacks based on Circana data increased by 0.8% versus the comparable prior year period while Utz's retail sales increased 0.3%.
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
Financing Costs and Exposure to Interest Rate Changes – As of June 28, 2026, we had $685.1 million in variable rate indebtedness, down from $687.5 million as of December 28, 2025. As of June 28, 2026, our variable rate indebtedness was benchmarked to the Term SOFR Screen Rate (“SOFR”). In June 2026, the Company terminated its previously existing swap agreement associated with the Term Loan B and received cash proceeds of $8.4 million. The proceeds were recorded in other comprehensive income (loss) and will be amortized into earnings over the remaining term of the swap. In addition, on the same date, the Company entered into a new interest rate swap agreement with a notional amount of $425.0 million. The agreement is scheduled to mature on December 31, 2029. During the thirteen weeks ended June 28, 2026, in connection with the paydown of the Real Estate Term Loan related to the sale of a property discussed in Note 4. Property, Plant and Equipment, Net, and the estimated future paydowns anticipated upon the sale of assets held for sale, the Company determined that the forecasted interest payments associated with $8.7 million of the notional amount of its Real Estate Term Loan interest rate swap were no longer probable of occurring. Accordingly, effective June 15, 2026, the Company de-designated that $8.7 million portion of the hedging relationship while continuing to apply cash flow hedge accounting to the remaining $34.0 million notional amount, which remains designated as a cash flow hedge. The de-designated $8.7 million notional amount is carried at fair value, with subsequent mark-to-market adjustments recognized immediately in earnings.
As of June 28, 2026, we have existing interest rate swaps totaling $500.8 million of debt. Our interest rate hedge strategy has limited some of our exposure to changes in interest rates. We regularly evaluate our variable and fixed-rate debt. As of June 28, 2026, our interest rate swaps were carried as a net liability on our balance sheet totaling $2.1 million. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the twenty-six weeks ended June 28, 2026 was 6.4%, up from 4.8% during the twenty-six weeks ended June 29, 2025. We have used interest rate swaps to help manage some of our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 9. Term Debt, Revolving Credit Facility, and Other Notes Payable and Note 10. Derivative Financial Instruments, Purchase Commitments and Fair Value to our Unaudited Consolidated Financial Statements for additional information on debt and derivative activity. The Company has experienced the effect of increased interest rates on the portion of its debt that is not hedged and a further increase in interest rates could negatively impact our net income.
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
Product Recall – In May 2026, the Company issued a voluntary recall in the United States of certain limited varieties of Zapp’s® and Dirty® potato chips. This voluntary recall follows notification that a seasoning containing dry milk powder, sourced from California Dairies, Inc. and supplied by a third-party supplier, may contain the presence of Salmonella. The affected seasoning batches tested negative for Salmonella prior to use; however, out of an abundance of caution, the Company recalled limited varieties of Zapp’s® and Dirty® brand potato chips.

Recent Developments and Significant Items Affecting Comparability
Intersnack Group Transaction
On July 20, 2026, Utz and Intersnack Group GmbH & Co. KG (“Intersnack Group” or “Intersnack”) entered into a definitive agreement pursuant to which certain subsidiaries of Intersnack Group will acquire all outstanding shares of Class A Common Stock of the Company for $14.25 per share in cash. Upon closing the transaction, Utz will become a private company with Series U of UM Partners, LLC and Series R of UM Partners, LLC, on the one hand, and Intersnack Group, on the other hand, each owning 50% of Utz. As such, the Company will not provide its outlook for 2026 and will not hold a conference call to discuss the Company’s financial results for the second quarter and year-to-date period ended June 28, 2026. The Company expects the transaction to close in the fourth quarter of 2026, subject to satisfaction of closing conditions. See Note 16. Subsequent Events to our unaudited consolidated financial statements contained in Part I, Item 1, and Part II, Item 1A “Risk Factors,” of this Quarterly Report on Form 10-Q for more information regarding this transaction.
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
In September 2025, the Company announced a multi-phase project aimed at upgrading facilities across its Hanover, PA campus. The project includes upgrading the Company's headquarters and transforming it into a modern employee hub as well as other upgrades. As part of this project during May 2026, the Company sold one property in Hanover, PA for $1.2 million that was previously reported in Assets held for sale. No impairment was recognized on the sale. The Company intends to sell two additional buildings located in Hanover, PA And a tract of land located in Goodyear, AZ.
As part of the California expansion strategy, in October 2025, the Company acquired Insignia International’s DSD distribution assets. The transaction includes DSD routes across California and the Midwest, along with select related assets. This acquisition accelerates Utz’s expansion in California, a key growth geography that represents the largest U.S. market for salty snacks with $4.2 billion in retail sales during the fiscal year ended December 28, 2025.
Product Innovation
Investments in new product innovation support four focus areas that are rooted in the consumer and tied to our portfolio and brand strategy: Expanding Positive Choices, Driving Value, Delivering Craveable Flavor, and Capturing Occasions. Within Expanding Positive Choices, our recent focus has been on Boulder Canyon, a brand offering solutions for consumers seeking great tasting BFY snacks via BFY oils such as avocado oil and olive oil. Innovation contributed to Boulder Canyon® increases with the launching of new flavors that capitalized on the hot & spicy trend and by entrance into the cheese snack subcategory. Boulder Canyon® gained share for the thirteen weeks ended June 28, 2026 and the twenty-six weeks ended June 28, 2026 versus the comparable prior year periods with growth of 65.5% and 108.4%, respectively, per Circana. In the natural channel, Boulder Canyon growth was 13.2% and 23.3% for the twelve weeks ended June 14, 2026 and the fifty-two weeks ended June 14, 2026, respectively, per Spins. Within Driving Value, our recent focus has been on our Golden Flake brand, with innovation driving value for budget conscious consumers seeking great tasting snacks. Within Delivering Craveable Flavor, we recently addressed consumer desire for flavor exploration with innovation across brands and snacking subcategories. Within Capturing Occasions, we recently expanded our portfolio of variety/multipacks across our Power Four Brands, consisting of our flagship Utz® brand, On The Border®, Zapp’s®, and Boulder Canyon®, and our Targeted Brands, consisting of Golden Flake®, TORTIYAHS!®, Hawaiian®, Bachman®, Tim's Cascade®, Dirty Potato Chips®, and TGI Fridays®. During the third quarter of 2025, we announced our commitment to remove Food, Drug & Cosmetic colors from our portfolio of products before the end of 2027. While we do not currently anticipate a significant impact to our input costs in our efforts to meet this commitment, our net sales, market share, or results of operations could be adversely affected if we are unsuccessful in our efforts to continue to satisfy consumer preferences.
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
Results of Operations
Overview
The following tables present selected unaudited financial data for the thirteen weeks ended and twenty-six weeks ended June 28, 2026 and June 29, 2025.

(in millions)	Thirteen weeks ended June 28, 2026	Thirteen weeks ended June 29, 2025	Twenty-six weeks ended June 28, 2026	Twenty-six weeks ended June 29, 2025
Net sales	$371.8	$366.7	$733.1	$718.8
Cost of goods sold	275.6	271.4	545.0	541.1
Gross profit	96.2	95.3	188.1	177.7
Selling, general, and administrative expenses
Selling	64.6	54.3	115.7	95.8
General and administrative	36.7	33.7	71.0	69.6
Total selling, general, and administrative expenses	101.3	88.0	186.7	165.4
(Loss) gain on sale of assets, net	(0.4)	(0.9)	0.9	(0.2)
(Loss) income from operations	(5.5)	6.4	2.3	12.1
Other (loss) income, net
Interest expense	(10.7)	(11.4)	(21.1)	(22.9)
Loss on debt extinguishment	—	—	—	(0.5)
Other (loss) income	—	(0.6)	0.8	(0.2)
Gain on remeasurement of warrant liability	—	12.5	—	23.5
Other (loss) income, net	(10.7)	0.5	(20.3)	(0.1)
(Loss) income before taxes	(16.2)	6.9	(18.0)	12.0
Income tax expense (benefit)	(0.2)	(3.2)	0.4	(3.8)
Net (loss) income	(16.0)	10.1	(18.4)	15.8
Net loss attributable to noncontrolling interest	5.9	0.4	6.6	2.2
Net (loss) income attributable to controlling interest	$(10.1)	$10.5	$(11.8)	$18.0

Thirteen weeks ended June 28, 2026 versus Thirteen weeks ended June 29, 2025
Net sales
Net sales were $371.8 million and $366.7 million for the thirteen weeks ended June 28, 2026 and June 29, 2025, respectively. Net sales for the thirteen weeks ended June 28, 2026 increased $5.1 million or 1.4% over the comparable period in 2025. The 1.4% increase in net sales was primarily driven by a benefit from higher net price realization of 3.6%, which was offset by a 2.2% reduction from volume/mix. Independent operator ("IO") discounts were $43.9 million for the thirteen weeks ended June 28, 2026, down from $47.0 million for the corresponding thirteen weeks ended June 29, 2025.
Sales are evaluated based on classification as Branded Salty Snacks or Non-Branded & Non-Salty Snacks, consisting of partner brands, private label, co-manufacturing for which Utz is the manufacturer, Utz branded non-salty snacks such as On The Border® Dips and Salsas and sales not attributable to specific brands. For the thirteen weeks ended June 28, 2026, Branded Salty Snacks and Non-Branded & Non-Salty Snacks totaled 89% and 11% of our net sales, respectively. For the thirteen weeks ended June 28, 2026 versus the comparable prior year period, Branded Salty Snacks net sales increased by 3.3% led by our Power Four Brands, and Non-Branded & Non-Salty Snacks net sales decreased by 12.1% due to Non-Branded, which was impacted by accelerated elimination of low margin items.
Cost of goods sold and Gross profit
Gross profit was $96.2 million and $95.3 million for the thirteen weeks ended June 28, 2026 and June 29, 2025, respectively. Our gross profit margin was 25.9% for the thirteen weeks ended June 28, 2026 versus 26.0% for the thirteen weeks ended June 29, 2025. The increase in gross profit was driven by productivity savings, which more than offset supply chain cost inflation.
Selling, general, and administrative expense
Selling, general, and administrative expenses were $101.3 million and $88.0 million for the thirteen weeks ended June 28, 2026 and June 29, 2025, respectively, resulting in an increase of $13.3 million, or 15.1%, for the thirteen weeks ended June 28, 2026 versus the comparable prior year period. The increase was primarily due to increased marketing, and adding capabilities to support the Company’s geographic expansion and growth initiatives.
Loss on sale of assets
Loss on sale of assets was $0.4 million and $0.9 million for the thirteen weeks ended June 28, 2026 and June 29, 2025, respectively.
Gain on remeasurement of warrant liability
Gain on remeasurement of warrant liability was $12.5 million for the thirteen weeks ended June 29, 2025. The warrants were fully exercised in a cashless exchange in August 2025.
Income taxes
Income tax benefit was $0.2 million and $3.2 million for the thirteen weeks ended June 28, 2026 and June 29, 2025, respectively.

Twenty-six weeks ended June 28, 2026 versus twenty-six weeks ended June 29, 2025
Net sales
Net sales were $733.1 million and $718.8 million for the twenty-six weeks ended June 28, 2026 and June 29, 2025, respectively. Net sales for the twenty-six weeks ended June 28, 2026 increased $14.3 million, or 2.0%, over the comparable period in 2025. The 2.0% increase in net sales was primarily driven by a benefit from higher net price realization of 3.6%, which was offset by a 1.6% reduction from volume/mix. IO discounts were $87.0 million for the twenty-six weeks ended June 28, 2026, down from $91.7 million for the corresponding twenty-six weeks ended June 29, 2025.
For the twenty-six weeks ended June 28, 2026, Branded Salty Snacks and Non-Branded & Non-Salty Snacks totaled 89% and 11% of our net sales, respectively. For the twenty-six weeks ended June 28, 2026 versus the comparable prior year period, Branded Salty Snacks net sales increased by 4.2% led by our Power Four Brands, and Non-Branded & Non-Salty Snacks net sales decreased by 13.3% due to Non-Branded, which was impacted by accelerated elimination of low margin items.
Cost of goods sold and Gross profit
Gross profit was $188.1 million and $177.7 million for the twenty-six weeks ended June 28, 2026 and June 29, 2025, respectively. Our gross profit margin was 25.7% for the twenty-six weeks ended June 28, 2026 versus 24.7% for the twenty-six weeks ended June 29, 2025. The increase in gross profit was driven by productivity savings, which more than offset supply chain cost inflation.
Selling, general, and administrative expense
Selling, general, and administrative expenses were $186.7 million and $165.4 million for the twenty-six weeks ended June 28, 2026 and June 29, 2025, respectively, resulting in an increase of $21.3 million or 12.9% for the twenty-six weeks ended June 28, 2026 over the corresponding period in fiscal year 2025. The increase was primarily due to increased marketing, and adding capabilities to support the Company’s geographic expansion and growth initiatives.
Gain (loss) on sale of assets
Gain (loss) on sale of assets was $0.9 million and $(0.2) million for the twenty-six weeks ended June 28, 2026 and June 29, 2025, respectively.
Gain on remeasurement of warrant liability
Gain on remeasurement of warrant liability was $23.5 million for the twenty-six weeks ended June 29, 2025 The warrants were fully exercised in a cashless exchange in August 2025.
Income taxes
Income tax expense (benefit) was $0.4 million and $(3.8) million for the twenty-six weeks ended June 28, 2026 and June 29, 2025, respectively.

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
During the first quarter of 2026, the Company revised the categorization of certain charges and gains that were historically categorized as acquisition, divestitures and investments, business transformation, and financing-related costs. The Company is now presenting the associated charges and gains within the categories supply chain transformation and corporate transformation. The nature of the charges and gains included in these adjustments, as well as the total amount of all of these adjustments in all periods presented, are unchanged. We believe that this change provides a better reflection of the impact of the charges and gains and aligns with how management views the adjustments internally. Prior period balances have been reclassified to conform to the current presentation. Additionally, the Company has revised the presentation of its reconciliations of Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Selling, General, and Administrative Expenses, EBITDA, and Adjusted EBITDA, below, to the most directly comparable GAAP measures. We believe the revised presentation of reconciliation information provides investors with helpful context on the impacts of the adjustments.
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
The following tables provide a reconciliation from net income to EBITDA and Adjusted EBITDA for the thirteen weeks ended and twenty-six weeks ended June 28, 2026 and June 29, 2025:

	13-weeks Ended June 28, 2026
(dollars in millions)	As Reported	Depreciation and Amortization	Other Adj.		EBITDA	(4) Supply Chain Transformation	(5) Corporate Transformation	(6) Other Non-Cash Adj.	Other Adj.	Adjusted EBITDA
Net sales	$371.8	$—	$—		$371.8	$—	$—	$—	$—	$371.8
Cost of goods sold	(275.6)	11.3	—		(264.3)	10.1	3.0	3.0	—	(248.2)
Gross profit	96.2	11.3	—		107.5	10.1	3.0	3.0	—	123.6	(1)
Gross margin	25.9%									33.2%	(1)
Selling, general and administrative expenses	(101.3)	11.6	—		(89.7)	0.3	16.0	5.5	—	(67.9)	(2)
Loss on sale of assets, net	(0.4)	—	—		(0.4)	—	0.4	—	—	—
Loss from operations	(5.5)	22.9	—		17.4	10.4	19.4	8.5	—	55.7
Interest expense	(10.7)	—	10.7		—	—	—	—	—	—
Other income, net	—	—	—	(7)	—	—	—	—	—	—
Loss before income taxes	(16.2)	22.9	10.7		17.4	10.4	19.4	8.5	—	55.7
Income tax benefit	(0.2)	—	0.2		—	—	—	—	—	—
Net loss	$(16.0)	$22.9	$10.5		$17.4	$10.4	$19.4	$8.5	$—	$55.7	(3)

	26-weeks Ended June 28, 2026
(dollars in millions)	As Reported	Depreciation and Amortization	Other Adj.		EBITDA	(4) Supply Chain Transformation	(5) Corporate Transformation	(6) Other Non-Cash Adj.	Other Adj.	Adjusted EBITDA
Net sales	$733.1	$—	$—		$733.1	$—	$—	$—	$—	$733.1
Cost of goods sold	(545.0)	22.2	—		(522.8)	17.7	5.5	1.5	—	(498.1)
Gross profit	188.1	22.2	—		210.3	17.7	5.5	1.5	—	235.0	(1)
Gross margin	25.7%									32.1%	(1)
Selling, general and administrative expenses	(186.7)	23.2	—		(163.5)	0.6	20.7	10.8	—	(131.4)	(2)
Gain on sale of assets, net	0.9	—	—		0.9	—	(0.9)	—	—	—
Income from operations	2.3	45.4	—		47.7	18.3	25.3	12.3	—	103.6
Interest expense	(21.1)	—	21.1		—	—	—	—	—	—
Other income, net	0.8	—	(0.8)	(7)	—	—	—	—	—	—
Loss before income taxes	(18.0)	45.4	20.3		47.7	18.3	25.3	12.3	—	103.6
Income tax expense	0.4	—	(0.4)		—	—	—	—	—	—
Net loss	$(18.4)	$45.4	$20.7		$47.7	$18.3	$25.3	$12.3	$—	$103.6	(3)

	13-weeks Ended June 29,2025
(dollars in millions)	As Reported	Depreciation and Amortization	Other Adj.		EBITDA	(4) Supply Chain Transformation	(5) Corporate Transformation	(6) Other Non-Cash Adj.	Other Adj.	Adjusted EBITDA
Net sales	$366.7	$—	$—		$366.7	$—	$—	$—	$—	$366.7
Cost of goods sold	(271.4)	9.9	—		(261.5)	9.4	0.6	1.0	—	(250.5)
Gross profit	95.3	9.9	—		105.2	9.4	0.6	1.0	—	116.2	(1)
Gross margin	26.0%									31.7%	(1)
Selling, general and administrative expenses	(88.0)	11.4	—		(76.6)	0.7	4.1	4.4	—	(67.4)	(2)
Loss on sale of assets, net	(0.9)	—	—		(0.9)	0.5	0.4	—	—	—
Income from operations	6.4	21.3	—		27.7	10.6	5.1	5.4	—	48.8
Interest expense	(11.4)	—	11.4		—	—	—	—	—	—
Gain on remeasurement of warrant liability	12.5	—	—		12.5	—	—	—	(12.5)	—
Other loss, net	(0.6)	—	(0.5)	(7)	(1.1)	—	1.0	—	—	(0.1)
Income before income taxes	6.9	21.3	10.9		39.1	10.6	6.1	5.4	(12.5)	48.7
Income tax benefit	(3.2)	—	3.2		—	—	—	—	—	—
Net income	$10.1	$21.3	$7.7		$39.1	$10.6	$6.1	$5.4	$(12.5)	$48.7	(3)

	26-weeks Ended June 29,2025
(dollars in millions)	As Reported	Depreciation and Amortization	Other Adj.		EBITDA	(4) Supply Chain Transformation	(5) Corporate Transformation	(6) Other Non-Cash Adj.	Other Adj.	Adjusted EBITDA
Net sales	$718.8	$—	$—		$718.8	$—	$—	$—	$—	$718.8
Cost of goods sold	(541.1)	17.9	—		(523.2)	17.7	2.0	2.1	—	(501.4)
Gross profit	177.7	17.9	—		195.6	17.7	2.0	2.1	—	217.4	(1)
Gross margin	24.7%									30.2%	(1)
Selling, general and administrative expenses	(165.4)	22.1	—		(143.3)	1.4	9.4	9.0	—	(123.5)	(2)
Loss on sale of assets, net	(0.2)	—	—		(0.2)	0.2	—	—	—	—
Income from operations	12.1	40.0	—		52.1	19.3	11.4	11.1	—	93.9
Interest expense	(22.9)	—	22.9		—	—	—	—	—	—
Loss on debt extinguishment	(0.5)	—	—		(0.5)	—	0.5	—	—	—
Gain on remeasurement of warrant liability	23.5	—	—		23.5	—	—	—	(23.5)	—
Other loss, net	(0.2)	—	(1.0)	(7)	(1.2)	—	1.1	—	—	(0.1)
Income before income taxes	12.0	40.0	21.9		73.9	19.3	13.0	11.1	(23.5)	93.8
Income tax benefit	(3.8)	—	3.8		—	—	—	—	—	—
Net income	$15.8	$40.0	$18.1		$73.9	$19.3	$13.0	$11.1	$(23.5)	$93.8	(3)
(1) Adjusted Gross Profit and Adjusted Gross Margin were $123.6 million and 33.2%, respectively for the thirteen weeks ended June 28, 2026, and $116.2 million and 31.7% for the thirteen weeks ended June 29, 2025, respectively. Adjusted Gross Profit and Adjusted Gross Margin were $235.0 million and 32.1%, respectively for the twenty-six weeks ended June 28, 2026, and $217.4 million and 30.2% for the twenty-six weeks ended June 29, 2025, respectively.

(2) Adjusted Selling, General and Administrative was $67.9 million and $67.4 million for the thirteen weeks ended June 28, 2026 and thirteen weeks ended June 29, 2025, respectively. Adjusted Selling, General and Administrative was $131.4 million and $123.5 million for the twenty-six weeks ended June 28, 2026 and twenty-six weeks ended June 29, 2025, respectively.
(3) Adjusted EBITDA was $55.7 million and $48.7 million for the thirteen weeks ended June 28, 2026 and thirteen weeks ended June 29, 2025, respectively. Adjusted EBITDA was $103.6 million and $93.8 million for the twenty-six weeks ended June 28, 2026 and twenty-six weeks ended June 29, 2025, respectively.
(4) Supply Chain Transformation initiatives representing start-up costs, warehousing and logistical transformations, restructuring and cost reduction activities as part of efforts to enhance long-term profitability, and other manufacturing initiatives that do not reflect the cost of normal business operations. For the thirteen weeks ended June 28, 2026 and thirteen weeks ended June 29, 2025, supply chain transformation initiatives were $10.4 million and $10.6 million, respectively. For the twenty-six weeks ended June 28, 2026 and twenty-six weeks ended June 29, 2025, supply chain transformation initiatives were $18.3 million and $19.3 million, respectively.
(5) Corporate Transformation are comprised primarily of costs related to severance and other people restructuring costs, our announced transaction with Intersnack, our California expansion and Insignia integration, information technology and data transformation, litigation, gain and losses realized from the sale of distribution rights to IOs, gain and losses on the sale of assets, and consulting and professional fees related to transformation initiatives. For the thirteen weeks ended June 28, 2026 and thirteen weeks ended June 29, 2025, corporate transformation initiatives were $19.4 million and $6.1 million, respectively. For the twenty-six weeks ended June 28, 2026 and twenty-six weeks ended June 29, 2025, corporate transformation initiatives were $25.3 million and $13.0 million, respectively.
(6) Other Non-Cash Adjustments for the thirteen weeks ended June 28, 2026 and thirteen weeks ended June 29, 2025 are comprised primarily of $3.8 million and $2.7 million, respectively, of share-based compensation awards to employees and directors associated with the 2020 Omnibus Equity Incentive Plan; $4.7 million and $2.7 million, respectively. of unrealized gains on mark-to-market adjustments of the Company’s commodity options; amortization of cloud computing, purchase commitments, certain lease adjustments, amortization of tolling assets, and other non-cash adjustments. Other Non-Cash Adjustments for the twenty-six weeks ended June 28, 2026 and twenty-six weeks ended June 29, 2025 are comprised primarily of $7.2 million and $6.2 million, respectively, of share-based compensation awards to employees and directors associated with the 2020 Omnibus Equity Incentive Plan; $5.1 million and $4.9 million, respectively, of unrealized gains on mark-to-market adjustments of the Company’s commodity options; amortization of cloud computing, purchase commitments, certain lease adjustments, amortization of tolling assets, and other non-cash adjustments. In addition, the Company recorded an impairment charge of $0.6 million during the thirteen weeks ended June 29, 2025.
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
Under the Merger Agreement, there are certain restrictions on the Company's ability to incur indebtedness, make capital expenditures, issue and repurchase securities, declare dividends and engage in certain other matters affecting capital resources, in each case subject to specified exceptions.
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
ABL Facility
As of June 28, 2026 and December 28, 2025 $0.3 million and $0.2 million, respectively,was outstanding under the asset based lending ("ABL") facility. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit and amounts borrowed. As of June 28, 2026 and December 28, 2025, $154.1 million and $119.7 million, respectively, was available for borrowing under the ABL facility, net of letters of credit. Standby letters of credit in the amount of $14.5 million and $10.3 million, have been issued as of June 28, 2026 and December 28, 2025, respectively. The standby letters of credit are primarily issued for insurance purposes.
Cash Requirements
Our expected future payments at June 28, 2026 primarily consisted of:
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
Cash Flow
The following table presents net cash provided by or used in operating activities, investing activities and financing activities for the twenty-six weeks ended June 28, 2026 and June 29, 2025.

(in millions)	Twenty-six weeks ended June 28, 2026	Twenty-six weeks ended June 29, 2025
Net cash used in operating activities	$(0.5)	$(3.9)
Net cash used in investing activities	$(29.5)	$(71.3)
Net cash (used in) provided by financing activities	$(31.8)	$73.7
Net cash used in operating activities for the twenty-six weeks ended June 28, 2026 was $0.5 million compared to $3.9 million for the twenty-six weeks ended June 29, 2025. The decrease in net cash used in operating activities of $3.4 million is largely driven by improvement of process and payment terms with suppliers and inventory levels, partially offset by the purchase of tax credits that occurred during the twenty-six weeks ended June 28, 2026. See Note 12. Supplementary Cash Flow Information and the timing of accounts payable and prepaid expenses for further information on changes in cash use for operating activities.
Cash used in investing activities for the twenty-six weeks ended June 28, 2026 and June 29, 2025 was $29.5 million and $71.3 million, respectively and was primarily related to purchases of property and equipment.
Net cash used in financing activities was $31.8 million for the twenty-six weeks ended June 28, 2026, primarily driven by repayments on term debt and notes payable, payment of dividends, distributions to noncontrolling interest holders and payments of employee stock award tax withholdings. This compares to net cash provided by financing activities of $73.7 million for the twenty-six weeks ended June 29, 2025, which was primarily driven by net borrowings on line of credit, term debt and notes payable of $97.7 million, partially offset by the payment of dividends and distributions to noncontrolling interest holders, payments of employee stock awards tax withholdings and debt issuance costs.
Debt Covenants
The Company has a credit agreement with a syndicate of banks, led by Bank of America, N.A. ("Term Loan B"). The Term Loan B and the ABL facility are collateralized by substantially all of the assets and liabilities of UBH and its subsidiaries excluding the real estate assets secured by the Company's real estate term loan, including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants relating to the operations and financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with their financial and other covenants under the credit agreements as of June 28, 2026.
New Accounting Pronouncements
See Note 1. Operations and Summary of Significant Accounting Policies, to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Application of Critical Accounting Policies and Estimates
Goodwill
The Company performed its latest qualitative impairment analysis on the first day of the fourth quarter of 2025 and concluded that goodwill was not impaired. During the twenty-six weeks ended June 28, 2026, the Company identified certain triggering events, including a decrease in its share price and market capitalization. As of June 28, 2026, the Company's market capitalization was below its book value. The Company performed an interim impairment assessment and concluded that goodwill was not impaired as of June 28, 2026. In performing this assessment, the Company considered the relationship between its fair value and book value, economic conditions, industry trends, operating performance, and forecast of future cash flows. Subsequent to June 28, 2026, the Company entered into a definitive agreement to be acquired for $14.25 per share (see Note 16. Subsequent Events). The implied value of the consideration to be paid in the transaction exceeds the carrying value of the Company's net assets, which the Company considers to be additional evidence supporting the recoverability of its goodwill.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective at a level of reasonable assurance as of June 28, 2026.
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

ITEM 1A. RISK FACTORS
Our risk factors are set forth in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 28, 2025 filed on February 12, 2026 (the “2025 Form 10-K”). Except as set forth below, there have been no material changes to our risk factors since the filing of the 2025 Form 10-K.
The announcement and pendency of the proposed Merger may adversely affect our business, financial condition, and results of operations.
The announcement and pendency of the proposed Merger could cause disruptions to our business or business relationships and create uncertainty surrounding our business, which could have an adverse impact on our financial condition and results of operations, regardless of whether the Merger is completed, including as a result of the following (all of which could be exacerbated by a delay in completion of the Merger):
•customers, suppliers, independent operators or other parties with which we maintain business relationships may experience uncertainty prior to the closing of the Merger and seek alternative relationships with third parties or seek to terminate or renegotiate their relationships with us;
•our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to attract, retain and motivate key personnel and other employees;
•the restrictions imposed on our business and operations pursuant to certain covenants set forth in the Merger Agreement, which may prevent us from pursuing certain opportunities;
•the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger;
•the attention of our management may be directed to Merger-related considerations and may be diverted from the day-to-day operations of our business;
•there may be litigation relating to the Merger, or injunctions or governmental orders initiated by a governmental entity restraining, enjoining or prohibiting the consummation of the Merger, and there may be costs related thereto; and
•other developments beyond our control, including, but not limited to, changes in domestic or global and general and industry-specific economic and market conditions that may affect the timing or success of the Merger.
Failure to consummate the Merger could have a material adverse impact on our business, financial condition and results of operations.
There can be no assurance that the proposed Merger will be consummated. The consummation of the proposed Merger is subject to various closing conditions. There can be no assurance that the conditions to closing will be satisfied in a timely manner or at all. If the Merger is not completed, we may suffer consequences that could adversely affect our business, results of operations, and the price of our Class A Common Stock, including the following:
•there can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Intersnack Group or a breach of related transaction agreements by the Series U of UM Partners, LLC or Series R of UM Partners, LLC or that we will wholly or partially recover for any damages incurred by us in connection with the Merger and the other transactions;
•we would have incurred and will incur significant costs in connection with the Merger that we would be unable to wholly or partially recover;
•we may be subject to legal proceedings related to the Merger;
•the failure of the Merger to be consummated may result in negative publicity and a negative impression of us among consumers or customers or in the investment community or business community generally;
•any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our employees, customers, suppliers, independent operators and other business partners, may continue or intensify in the event the Merger is not consummated;

•we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and
•we may experience a departure of management personnel and other employees.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger and may discourage other third parties from offering a favorable alternative transaction proposal.
Under the Merger Agreement, we will be restricted from soliciting or participating in any discussions or negotiations with any third party with respect to alternative acquisition proposals, subject to certain limited exceptions. Upon termination of the Merger Agreement under certain circumstances we would be required to pay Intersnack Group a termination fee of $50 million, including if the Merger Agreement is terminated by Intersnack Group following (a) a change of recommendation by our board of directors (acting on the recommendation of our special committee) or our special committee or (b) a willful and material breach by us of the no solicitation provisions, or if the Merger Agreement is terminated by us to enter into a superior proposal.
These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Merger. If the Merger Agreement is terminated and we decide to seek another business combination, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement. In certain circumstances, we would be required to pay Intersnack Group a termination fee of $50 million if such a business combination is agreed to or consummated within 12 months after such termination.
We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.
Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business. We have agreed to use our commercially reasonable efforts to limit the conduct of our business to those actions undertaken in all material respects in the ordinary course of business consistent and to refrain from, among other things: incurring debt above certain limits and incurring certain capital expenditures, in each case, subject to certain exceptions set forth in the Merger Agreement. Because of these restrictions, we may be prevented from undertaking certain actions with respect to our strategic plans or the conduct of our business that we might otherwise have taken if not for the Merger Agreement.
We and our directors may be targets of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the Merger from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against public companies and their directors when companies enter into agreements for transactions similar to those contemplated by the Merger Agreement, and such lawsuits may be brought against us and our directors in connection with the Merger Agreement. Even if the lawsuits are without merit, these claims can result in substantial costs and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may adversely affect our business, financial position, and results of operations.
Our holders of Class A Common Stock will not benefit from future growth opportunities as stockholders of the Company if the Merger is completed.
If the Merger is completed, the holders of our Class A Common Stock will receive cash for their shares of Class A Common Stock and will no longer have the opportunity to participate in any future growth or potential appreciation in the value of the Company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 10, 2026, the Board of Directors authorized a $50 million share repurchase program. There is no expiration date on the program. For the thirteen weeks ended June 28, 2026, no shares were repurchased under this program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) None.
ITEM 6. EXHIBITS
The exhibits listed in the following exhibit index are filed or furnished as part of this report.
EXHIBIT INDEX

Exhibit
Number	Exhibit Description
2.1†
Agreement and Plan of Merger, dated as of July 20, 2026, by and among Utz Brands, Inc., Idaho USA, Inc., Idaho Merger Sub, Inc. and Intersnack Group GmbH & Co. KG (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 22, 2026).

2.2†
Implementation Agreement, dated as of July 20, 2026, by and among Utz Brands, Inc., Utz Brands Holdings, LLC, Intersnack Group GmbH & Co. KG, Idaho USA, Inc., Series U of UM Partners, LLC and Series R of UM Partners, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 22, 2026).

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

3.3*	Amended and Restated By-Laws of the Company, dated as of March 21, 2023, as amended through July 20, 2026.
10.1
Voting Agreement, dated as of July 20, 2026, by and among Utz Brands, Inc., Intersnack Group GmbH & Co. KG, Idaho USA, Inc., Series U of UM Partners, LLC, Series R of UM Partners, LLC, Dylan B. Lissette, Timothy P. Brown and the Rice Family Foundation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 22, 2026).

10.2
Amendment No. 2 to Tax Receivable Agreement, dated as of July 20, 2026, by and among Utz Brands, Inc., Utz Brands Holdings, LLC, Series U of UM Partners, LLC, Series R of UM Partners, LLC, and the TRA Party Representative (as defined therein) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 22, 2026).

10.3
Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Utz Brands Holdings, LLC, dated as of July 20, 2026, by and among Utz Brands Holdings, LLC, Utz Brands, Inc., Series U of UM Partners, LLC and Series R of UM Partners, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on July 22, 2026).

10.4†
Fourth Amended and Restated Limited Liability Company Agreement of Utz Brands Holdings, LLC, dated as of July 20, 2026, by and among Utz Brands Holdings, LLC, Utz Brands, Inc., Series U of UM Partners, LLC and Series R of UM Partners, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on July 22, 2026).

10.5
Purchase Agreement, dated as of July 20, 2026, by and among Utz Brands, Inc., Series U of UM Partners, LLC and Series R of UM Partners, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on July 22, 2026).

10.6
Redemption Agreement, dated as of July 20, 2026, by and between Utz Brands, Inc. and Utz Brands Holdings, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on July 22, 2026).

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
Date: August 5, 2026                        UTZ BRANDS, INC.

By:    /s/ Ryan Tewey
Name:    Ryan Tewey
Title:    Vice President, Controller
and Principal Accounting Officer
and Duly Authorized Officer