Form 10-Q
period 2026-09-27
Utz Brands, Inc.
filed 2026-11-06
CIK 1739566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
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

As of November 2, 2026, 88,613,213 shares of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), and 55,349,000 shares of Class V Common Stock, par value $0.0001 per share (“Class V Common Stock”), were issued and outstanding.
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
•Expansion plans and opportunities;
•Cost savings plans and network and logistics optimization strategies;
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

As a result of a number of known and unknown risks and uncertainties, the Company’s results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, without limitation: our operation in an industry with high levels of competition and consolidation; our reliance on key customers and ability to obtain favorable contractual terms and protections with customers; changes in demand for our products driven by changes in consumer preferences and tastes or our ability to innovate or market our products effectively; changes in consumers’ loyalty to our brands due to factors beyond our control; impacts on our reputation caused by concerns relating to the quality and safety of our products, ingredients, packaging, or processing techniques; the potential that our products might need to be recalled if they become adulterated or are mislabeled; the loss of retail shelf space and disruption to sales of food products due to changes in retail distribution arrangements; our reliance on third parties to effectively operate both our direct-to-warehouse delivery system and our direct-store-delivery network system; the evolution of e-commerce retailers and sales channels; disruption to our manufacturing operations, supply chain, or distribution channels; the effects of inflation, including rising labor costs; increased fuel prices; shortages of raw materials, energy, water, and other supplies; changes in the legal and regulatory environments in which we operate, including with respect to tax legislation; potential liabilities and costs from litigation, claims, legal or regulatory proceedings, inquiries, or investigations into our business; potential adverse effects or unintended consequences related to the implementation of our growth strategy; our ability to successfully identify and execute acquisitions or dispositions and to manage integration or carve out issues following such transactions; the geographic concentration of our markets; our ability to attract and retain highly skilled personnel; impairment in the carrying value of goodwill or other intangible assets; our ability to protect our intellectual property rights; disruptions, failures, or security breaches of our information technology infrastructure, including cyber incidents; climate change or legal, regulatory or market measures to address climate change; our exposure to liabilities, claims or new laws or regulations with respect to environmental matters; the increasing focus and opposing views, legislation and expectations with respect to ESG initiatives; restrictions on our operations imposed by covenants in our debt instruments; our exposure to changes in interest rates; adverse impacts from disruptions in the worldwide financial markets, including on our ability to obtain new credit; our exposure to any new or increased income or product taxes; pandemics, epidemics or other disease outbreaks; our exposure to changes to trade policies and tariff and import/export regulations by the United States and other jurisdictions; potential volatility in our Class A Common Stock caused by resales thereof; our dependence on distributions made by our subsidiaries; our payment obligations pursuant to a tax receivable agreement, which in certain cases may exceed the tax benefits we realize or be accelerated; provisions of Delaware law and our governing documents and other agreements that could limit the ability of stockholders to take certain actions or delay or discourage takeover attempts that stockholders may consider favorable; our exclusive forum provisions in our governing documents; the influence of certain significant stockholders and members of Utz Brands Holdings, LLC, whose interests may differ from those of our other stockholders; the risk that the proposed transaction with the Intersnack Group may not be completed in a timely manner, or at all, including because required stockholder approvals or other closing conditions are not satisfied or waived; the effects of the announcement and pendency of the proposed transaction on our business, employees and relationships with customers, suppliers, independent operators and other business partners, including the diversion of management's attention and the restrictions on the conduct of our business under the interim operating covenants; the significant transaction costs we have incurred and expect to continue to incur, whether or not the transaction is completed; litigation relating to the proposed transaction, including potential injunctions or other orders that could delay or prevent its completion; the limitations on our ability to pursue alternative transactions and our obligation to pay a termination fee in specified circumstances; the loss of the opportunity for holders of our Class A Common Stock to participate in any future growth of the Company if the transaction is completed; and other risks and uncertainties set forth in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 28, 2025, in Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended June 28, 2026, and in the other reports we file with the U.S. Securities and Exchange Commission from time to time.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Utz Brands, Inc.
CONSOLIDATED BALANCE SHEETS
September 27, 2026 and December 28, 2025
(In millions, except share information)

	As of September 27, 2026	As of December 28, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$70.1	$120.4
Accounts receivable, less allowance of $3.1 and $3.3, respectively	135.6	100.8
Inventories	128.9	119.3
Prepaid expenses and other assets	33.7	39.9
Current portion of notes receivable	3.3	4.0
Total current assets	371.6	384.4
Non-current Assets
Assets held for sale	6.1	10.3
Property, plant and equipment, net	378.1	379.2
Goodwill	865.2	865.2
Intangible assets, net	938.4	963.9
Non-current portion of notes receivable	9.7	10.8
Other assets	213.5	179.8
Total non-current assets	2,411.0	2,409.2
Total assets	$2,782.6	$2,793.6
LIABILITIES AND EQUITY
Current Liabilities
Current portion of term debt	$39.3	$31.4
Current portion of other notes payable	5.7	6.5
Accounts payable	222.2	197.4
Accrued expenses and other	79.2	87.9
Total current liabilities	346.4	323.2
Non-current Liabilities
Non-current portion of term debt and revolving credit facility	836.3	818.2
Non-current portion of other notes payable	10.4	14.2
Non-current accrued expenses and other	176.8	166.5
Deferred tax liability	128.3	126.6
Total non-current liabilities	1,151.8	1,125.5
Total liabilities	1,498.2	1,448.7
Commitments and Contingencies
Equity
Shares of Class A Common Stock, $0.0001 par value; 1,000,000,000 shares authorized; 88,613,213 and 87,509,774 shares issued and outstanding as of September 27, 2026 and December 28, 2025, respectively	—	—
Shares of Class V Common Stock, $0.0001 par value; 61,249,000 shares authorized; 55,349,000 shares issued and outstanding as of both September 27, 2026 and December 28, 2025	—	—
Additional paid-in capital	1,046.5	1,037.0
Accumulated deficit	(380.0)	(326.6)
Accumulated other comprehensive income	8.4	3.3
Total stockholders' equity	674.9	713.7
Noncontrolling interest	609.5	631.2
Total equity	1,284.4	1,344.9
Total liabilities and equity	$2,782.6	$2,793.6
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025
(In millions, except share information)
(Unaudited)

	Thirteen weeks ended September 27, 2026	Thirteen weeks ended September 28, 2025	Thirty-nine weeks ended September 27, 2026	Thirty-nine weeks ended September 28, 2025
Net sales	$369.2	$377.8	$1,102.3	$1,096.6
Cost of goods sold	291.6	286.3	836.6	827.4
Gross profit	77.6	91.5	265.7	269.2

Selling, general, and administrative expenses
Selling	57.5	53.0	173.2	148.8
General and administrative	39.9	34.7	110.9	104.3
Total selling, general, and administrative expenses	97.4	87.7	284.1	253.1

Loss on sale of assets, net	(1.9)	(0.5)	(1.0)	(0.7)

(Loss) income from operations	(21.7)	3.3	(19.4)	15.4
Other loss, net
Interest expense	(11.1)	(10.6)	(32.2)	(33.5)
Loss on debt extinguishment	—	—	—	(0.5)
Other income, net	0.6	1.2	1.4	1.0
(Loss) gain on remeasurement of warrant liability	—	(0.7)	—	22.8
Other loss, net	(10.5)	(10.1)	(30.8)	(10.2)

(Loss) income before taxes	(32.2)	(6.8)	(50.2)	5.2
Income tax (benefit) expense	(0.1)	13.4	0.3	9.6
Net loss	(32.1)	(20.2)	(50.5)	(4.4)
Net loss attributable to noncontrolling interest	7.8	5.5	14.4	7.7
Net (loss) income attributable to controlling interest	$(24.3)	$(14.7)	$(36.1)	$3.3

(Loss) income per Class A Common stock: (in dollars)
Basic	$(0.27)	$(0.17)	$(0.41)	$0.04
Diluted	$(0.27)	$(0.17)	$(0.41)	$0.04
Weighted-average shares of Class A Common stock outstanding
Basic	88,612,502	86,958,867	88,490,400	86,266,184
Diluted	88,612,502	86,958,867	88,490,400	87,795,006

Net loss	$(32.1)	$(20.2)	$(50.5)	$(4.4)
Other comprehensive income (loss):
Change in fair value of interest rate swap	7.8	(2.5)	8.3	(12.7)
Comprehensive loss	(24.3)	(22.7)	(42.2)	(17.1)
Net comprehensive loss attributable to noncontrolling interest	4.8	6.5	11.2	12.7
Net comprehensive loss attributable to controlling interest	$(19.5)	$(16.2)	$(31.0)	$(4.4)
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
For the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025
(In millions, except share information)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 29, 2024	83,537,542	$—	57,349,000	$—	$988.5	$(304.7)	$13.1	$696.9	$685.3	$1,382.2
Share-based compensation	607,712	—		—	7.0	—	—	7.0	—	7.0
Class V to Class A Exchange	2,000,000	—	(2,000,000)	—	23.9	—	—	23.9	(23.9)	—
Payments of tax withholding requirements for employee stock awards		—		—	(2.2)	—	—	(2.2)	—	(2.2)
Net income (loss)		—		—	—	18.0	—	18.0	(2.2)	15.8
Cash dividends declared		—		—	—	(10.8)	—	(10.8)	—	(10.8)
Special excess cash dividend declared		—		—	—	(0.9)	—	(0.9)	—	(0.9)
Distribution to noncontrolling interest		—		—	—	—	—	—	(6.9)	(6.9)
Tax distribution		—		—	—	—	—	—	(1.6)	(1.6)
Other comprehensive loss		—		—	—	—	(6.2)	(6.2)	(4.0)	(10.2)
Balance at June 29, 2025	86,145,254	$—	55,349,000	$—	$1,017.2	$(298.4)	$6.9	$725.7	$646.7	$1,372.4
Share-based compensation	56,647	—		—	5.4	—	—	5.4	—	5.4
Exercises of Warrants	1,307,873	—		—	10.2	—	—	10.2	—	10.2
Net loss		—		—	—	(14.7)	—	(14.7)	(5.5)	(20.2)
Cash dividends declared		—		—	—	(5.3)	—	(5.3)	—	(5.3)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3.4)	(3.4)
Other comprehensive loss		—		—	—	—	(1.5)	(1.5)	(1.0)	(2.5)
Balance at September 28, 2025	87,509,774	$—	55,349,000	$—	$1,032.8	$(318.4)	$5.4	$719.8	$636.8	$1,356.6

Balance at December 28, 2025	87,509,774	$—	55,349,000	$—	$1,037.0	$(326.6)	$3.3	$713.7	$631.2	$1,344.9
Share-based compensation	1,038,703	—		—	7.1	—	—	7.1	—	7.1
Payments of tax withholding requirements for employee stock awards		—		—	(1.7)	—	—	(1.7)	—	(1.7)
Net loss		—		—	—	(11.8)	—	(11.8)	(6.6)	(18.4)
Cash dividends declared		—		—	—	(11.7)	—	(11.7)	—	(11.7)
Distribution to noncontrolling interest		—		—	—	—	—	—	(7.0)	(7.0)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Other comprehensive income		—		—	—	—	0.3	0.3	0.2	0.5
Balance at June 28, 2026	88,548,477	$—	55,349,000	$—	$1,042.4	$(350.1)	$3.6	$695.9	$617.8	$1,313.7
Share-based compensation	64,736	—		—	4.1	—	—	4.1	—	4.1
Net loss		—		—	—	(24.3)	—	(24.3)	(7.8)	(32.1)
Cash dividends declared		—		—	—	(5.6)	—	(5.6)	—	(5.6)
Distribution to noncontrolling interest		—		—	—	—	—	—	(3.5)	(3.5)
Other comprehensive income		—		—	—	—	4.8	4.8	3.0	7.8
Balance at September 27, 2026	88,613,213	$—	55,349,000	$—	$1,046.5	$(380.0)	$8.4	$674.9	$609.5	$1,284.4

The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the thirty-nine weeks ended September 27, 2026 and September 28, 2025
(In millions)
(Unaudited)

	Thirty-nine weeks ended September 27, 2026	Thirty-nine weeks ended September 28, 2025
Cash flows from operating activities
Net loss	$(50.5)	$(4.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment and other charges	0.2	0.6
Depreciation and amortization	68.2	60.4
Gain on remeasurement of warrant liability	—	(22.8)
Loss on sale of assets	1.0	0.7
Loss on debt extinguishment	—	0.5
Share-based compensation	11.2	12.4
Deferred taxes	1.7	6.1
Deferred financing costs	0.9	1.0
Changes in assets and liabilities:
Accounts receivable, net	(34.7)	(13.4)
Inventories	(9.6)	(11.5)
Prepaid expenses and other assets	14.2	2.5
Accounts payable and accrued expenses and other	(8.0)	15.2
Net cash (used in) provided by operating activities	(5.4)	47.3
Cash flows from investing activities
Purchases of property and equipment	(43.5)	(89.2)
Proceeds from sale of property and equipment	6.8	0.9
Proceeds from sale of routes	25.0	17.7
Proceeds from the sale of IO notes	3.3	5.4
Purchases of IO routes and other changes in note receivables	(32.0)	(30.0)
Net cash used in investing activities	(40.4)	(95.2)
Cash flows from financing activities
Borrowings on line of credit	230.0	177.0
Repayments on line of credit	(190.0)	(156.5)
Borrowings on term debt and notes payable	11.9	81.4
Repayments on term debt and notes payable	(26.8)	(19.7)
Payment of debt issuance cost	—	(1.7)
Payments of tax withholding requirements for employee stock awards	(1.7)	(2.2)
Dividends paid	(17.4)	(16.9)
Distribution to noncontrolling interest	(10.5)	(11.9)
Net cash (used in) provided by financing activities	(4.5)	49.5
Net (decrease) increase in cash and cash equivalents	(50.3)	1.6
Cash and cash equivalents at beginning of period	120.4	56.1
Cash and cash equivalents at end of period	$70.1	$57.7
The accompanying notes are an integral part of these consolidated financial statements.

Utz Brands, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying consolidated financial statements comprise the financial statements of Utz Brands, Inc. ("UBI") and its majority-owned subsidiaries (collectively, the “Company”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). They do not include all information and notes required by U.S. GAAP for annual financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s financial statements for the year ended December 28, 2025. The balance sheet as of December 28, 2025 has been derived from the audited consolidated financial statements as of and for the year ended December 28, 2025. In the opinion of management, such financial information reflects all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with U.S. GAAP. Operating results for the interim period are not necessarily indicative of the results that may be expected for any future period or for the full year. The consolidated interim financial statements, including the Company's significant accounting policies, should be read in conjunction with the audited financial statements and notes thereto for the year ended December 28, 2025. All intercompany transactions and balances have been eliminated in consolidation.
Pending Merger - On July 20, 2026, the Company entered into certain definitive agreements pursuant to which the Company will be acquired by a subsidiary of Intersnack Group GmbH & Co. KG. The consolidated financial statements as of and for the thirteen and thirty-nine weeks ended September 27, 2026 do not reflect any adjustments that may result from the consummation of the Merger or the Recapitalization (each as defined in Note 2. Pending Merger). See Note 2. Pending Merger for further discussion.
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
The Company offers various forms of trade promotions, and the methodologies for determining these promotions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. The Company’s promotional activities are conducted either through retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons and loyalty programs. The costs of these activities are recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade customer or consumer. These estimates are made using various techniques which will include the use of historical data on performance of similar promotional programs. The Company has reserves in place of $20.8 million as of September 27, 2026, which included adjustments taken by customers of $15.3 million that were awaiting final processing as of such date, and had reserves of $26.9 million as of December 28, 2025, which included adjustments taken by customers of $15.4 million that were awaiting final processing as of such date. Differences between estimated expense and actual redemptions are recognized as a change in management estimate as actual redemptions are incurred.

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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging - Hedge Accounting Improvements. The amendments in this update are intended to more closely align hedge accounting with the economics of an entity’s risk management activities. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, though early adoption is permitted. The Company early adopted this guidance during the thirteen weeks ended June 28, 2026 which did not have a material impact on the consolidated financial statements. The primary impact of adoption is the modification of pre-existing hedge documentation and expanded flexibility in managing interest rate elections under existing credit agreements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal Use Software - Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for software costs that are accounted for under Subtopic 350-40. ASU 2025-06 removes all references to prescriptive and sequential software development stages throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted, and can be applied either on a prospective, modified transition or retrospective basis. The Company is currently assessing the impact that ASU 2025-06 will have on the Company's financial statements and disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses - Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The adoption of ASU 2025-05 did not have an impact on the Company's financial statements and disclosures.
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

	Thirteen weeks ended September 28, 2025
(in millions)	As reported	Effect of change	As adjusted
Cost of goods sold	$250.9	$35.4	$286.3
Gross profit	126.9	(35.4)	$91.5
Gross margin	33.6%	(9.4)%	24.2%
Selling	88.4	(35.4)	$53.0

	Thirty-nine weeks ended September 28, 2025
(in millions)	As reported	Effect of change	As adjusted
Cost of goods sold	$724.7	$102.7	$827.4
Gross profit	371.9	(102.7)	$269.2
Gross margin	33.9%	(9.4)%	24.5%
Selling	251.5	(102.7)	$148.8
Goodwill - The Company performed its latest qualitative impairment analysis on the first day of the fourth quarter of 2025 and concluded that goodwill was not impaired. During the twenty-six weeks ended June 28, 2026, the Company identified certain triggering events, including a decrease in its share price and market capitalization. The Company performed interim impairment assessments as of March 29, 2026 and June 28, 2026 and concluded that goodwill was not impaired as of each date. In performing these assessments, the Company considered the relationship between its fair value and book value, economic conditions, industry trends, operating performance, and forecast of future cash flows. On July 20, 2026, the Company entered into the Merger Agreement (as defined below) pursuant to which each outstanding share of Class A Common Stock will be converted into the right to receive $14.25 per share in cash (see Note 2. Pending Merger for more information). Following the announcement of the Merger (as defined below), the Company's share price increased, and as of September 27, 2026, the Company's market capitalization exceeded its book value. The implied value of the consideration to be paid in the transaction exceeds the carrying value of the Company's net assets, which the Company considers to be additional evidence supporting the value of its goodwill. The Company concluded that goodwill was not impaired as of September 27, 2026.
Share Repurchase Program - On February 10, 2026, the Company's Board of Directors (the “Board”) authorized a $50 million share repurchase program. There is no expiration date on the program. For the thirty-nine weeks ended September 27, 2026, no shares were repurchased under this program. Under the Merger Agreement (as discussed within Note 2. Pending Merger), the Company is prohibited from repurchasing shares of Class A Common Stock, subject to limited exceptions. See Note 2. Pending Merger for further discussion.
Reclassifications - Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.
2.PENDING MERGER
On July 20, 2026, UBI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Idaho USA, Inc., a Delaware corporation (“Acquiror”), Idaho Merger Sub, Inc., a Delaware corporation and direct or indirect wholly-owned subsidiary of Acquiror (“Merger Sub”), and Intersnack Group GmbH & Co. KG, a German limited partnership (“Intersnack Group”). The Merger Agreement provides that, on the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into UBI (the “Merger”), and following the Merger, UBI will continue as the surviving corporation in the Merger and become an indirect wholly-owned subsidiary of Intersnack Group (the “Surviving Corporation”).
At the effective time of the Merger (the “Effective Time”), each share of Class A Common Stock issued and outstanding immediately prior to the Effective Time (other than any (i) shares owned or held in treasury by the Company, which will be automatically cancelled for no consideration, (ii) shares owned by any direct or indirect subsidiary of the Company or by Intersnack Group or any of its direct or indirect subsidiaries, which will remain outstanding at the Effective Time and (iii) shares as to which appraisal rights have been properly exercised and perfected under Section 262 of the Delaware General Corporation Law) will be automatically converted into the right to receive $14.25 per share of Class A Common Stock in cash, without interest and net of applicable withholding taxes (the “Merger Consideration”). In addition, at the Effective Time, each share of Class V Common Stock issued and outstanding immediately prior to the Effective Time (all of which are held by Series U of UM Partners, LLC (“Series U”) and Series R of UM Partners, LLC (together with Series U, the “Continuing Stockholders”), which are the Noncontrolling Interest Holders (as defined in Note 14. Income Taxes), will be automatically canceled for no consideration.

Implementation Agreement and Recapitalization
Concurrently with the execution of the Merger Agreement, each of the Continuing Stockholders, Intersnack Group, Acquiror, UBI and Utz Brands Holdings, LLC, an affiliate of the Company (“UBH”), entered into an implementation agreement (the “Implementation Agreement”), under which the parties thereto agreed to complete, substantially concurrently with the closing of the Merger (the “Closing”), the following transactions in the following sequence: (i) the parties to the Merger Agreement consummating the Merger in accordance with the terms and conditions of the Merger Agreement; (ii) the Surviving Corporation making a payment (the “TRA Payment”) of $44.0 million, in the aggregate, to the Continuing Stockholders in connection with the termination of the Tax Receivable Agreement (as amended, the “Tax Receivable Agreement” or “TRA”); (iii) the effectiveness of certain provisions of the Fourth Amended and Restated Limited Liability Company Agreement of UBH (the “Fourth A&R LLC Agreement”); (iv) the Continuing Stockholders’ purchase of 2,315,790 common units of UBH (“Common Units”) from the Surviving Corporation at a per-Common Unit price of $14.25 (the “Purchase”); and (v) UBH’s redemption from the Surviving Corporation of a number of Common Units in exchange for an aggregate amount of cash and, if required, a promissory note issued by UBH to the Surviving Corporation (the “Redemption Promissory Note”), calculated using the same per-Common Unit price used to calculate the number of Common Units to be sold in the Purchase, such that, immediately following the Closing, the Purchase and the Redemption (as defined below), the Surviving Corporation, on the one hand, and the Continuing Stockholders, in the aggregate, on the other hand, will each own 50% of the issued and outstanding Common Units of UBH (the “Redemption” and, together with the Purchase, the “Recapitalization”). The principal amount of the Redemption Promissory Note, if any, may not exceed the sum of $100.0 million and the Equipment Financing Repayment Amount (as defined in the Redemption Agreement) (the “Redemption Note Cap”).
Concurrently with the execution of the Merger Agreement, UBI entered into the following additional agreements: (i) a voting agreement (the “Voting Agreement”) with the Continuing Stockholders, Dylan B. Lissette, Timothy P. Brown and the Rice Family Foundation (collectively, the “Voting Agreement Stockholders”), Intersnack Group and Acquiror, pursuant to which the Voting Agreement Stockholders agreed, among other things, to vote all of the shares of Class A Common Stock and Class V Common Stock owned (beneficially and of record) by them in favor of the approval and adoption of the Merger Agreement and the other Transaction Agreements and the transactions contemplated thereby, including the Merger, the TRA Payment and the Recapitalization; (ii) Amendment No. 2 to the TRA (the “TRA Amendment”) with UBH, the Continuing Stockholders and the TRA Party Representative (as defined therein), pursuant to which the TRA will automatically terminate effective as of and concurrently with the Closing, and in connection with such termination, the Continuing Stockholders will be paid, in the aggregate, the TRA Payment; (iii) Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement of UBH, with UBH and the Continuing Stockholders, which took effect upon execution and includes, among other things, restrictions on the Continuing Stockholders’ ability to, prior to the Closing, transfer or exchange their Common Units and change or terminate UBI as the managing member of UBH; (iv) the Fourth A&R LLC Agreement, certain provisions (the “Closing Provisions”) of which will become automatically effective substantially concurrently with the Closing and immediately following the TRA Payment, which provisions will automatically amend and restate in its entirety the existing limited liability company agreement, as amended, of UBH and include, among other matters, governance provisions for the post-closing operations of UBH, including relating to board composition, member approval rights, transfer restrictions, drag-along rights and certain exit rights for the Continuing Stockholders through a put/call structure; (v) a purchase agreement with the Continuing Stockholders (the “Purchase Agreement”) to effect the Purchase; and (vi) a redemption agreement with UBH (the “Redemption Agreement”) to effect the Redemption. The Merger Agreement, the Implementation Agreement and the agreements described in clauses (i) through (vi) above are referred to collectively as the “Transaction Agreements,” and the transactions contemplated by the Transaction Agreements, including the Merger, the TRA Payment and the Recapitalization, are referred to collectively as the “Transactions.”
Closing Conditions
Each party’s obligation to consummate the Merger is conditioned upon (i) the affirmative vote of (x) the holders of a majority of the issued and outstanding shares of Class A Common Stock and Class V Common Stock and (y) a majority of the votes cast by the Company’s disinterested stockholders (as such term is defined in Section 144 of the Delaware General Corporation Law), in each case in favor of the approval and adoption of the Merger Agreement, the other Transaction Agreements and the Transactions (together, the “Company Stockholder Approval”); (ii) no order by any court of competent jurisdiction, any federal, state or comparable foreign Governmental Entity (as defined in the Merger Agreement) of competent jurisdiction or any other material Governmental Entity of competent jurisdiction in the United States or in any jurisdiction where Intersnack Group or UBI has material sales or operations having been entered and continuing to be in effect that temporarily or permanently prohibits, enjoins or makes illegal the consummation of the Merger, the TRA Payment, the termination of the TRA, the Recapitalization or the effectiveness of the Closing Provisions of the Fourth A&R LLC Agreement (any of the foregoing, a “Legal Restraint”); and (iii) the expiration or termination of the required waiting period applicable to the Merger or the Recapitalization under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and receipt of other clearances or approvals under applicable antitrust laws in identified jurisdictions. In addition, the obligation of each party to consummate the Merger is conditioned upon the other party’s representations and warranties being true and correct (subject to certain customary materiality exceptions and qualifications) and the other party having performed in all material respects its obligations under the Merger Agreement and the other Transaction Agreements and, in the case of Intersnack Group, Acquiror and Merger Sub, no Burdensome Condition (as defined in the Merger Agreement) being a condition to receipt of (or otherwise included in) any required regulatory approval and no Company Material Adverse Effect having arisen or occurred following the date of the Merger Agreement that is continuing. In addition, the obligation of Intersnack Group, Acquiror and Merger Sub to consummate the Merger is conditioned, among other things, on (i) the TRA Payment, the termination of the TRA and the Recapitalization being consummated substantially concurrently with the Closing and the Closing Provisions of the Fourth A&R Company LLC Operating Agreement becoming effective substantially concurrently with the Closing (provided that (A) except in the case of clause (B), this condition will not apply if the reason that it is not satisfied is because Intersnack Group has not complied with certain specified obligations in the Implementation Agreement and the Merger Agreement and all other conditions to the consummation of the Merger are satisfied or waived or would be satisfied if the Closing were to occur) and (B) this condition will not be satisfied if the amount of a required Redemption Promissory Note would exceed at the Closing the Redemption Note Cap at such time); (ii) certain representations and warranties of the Continuing Stockholders being true and correct as set forth in the Implementation Agreement (subject to certain qualifications); and (iii) a certificate being delivered by each Continuing Stockholder under the Implementation Agreement certifying that the condition in clause (ii) of this sentence has been satisfied. The waiting period under the HSR Act expired on September 9, 2026, and clearance under the Law on the Protection of Economic Competition of 2001 (as amended) of Ukraine was obtained on September 17, 2026. Receipt of debt financing by Intersnack Group is not a condition to the Closing or to the consummation of any of the Transactions.
Covenants, Termination and Termination Fee
The Merger Agreement contains customary representations, warranties and covenants of UBI, Intersnack Group, Acquiror and Merger Sub. From the date of the Merger Agreement until the earlier of the termination of the Merger Agreement in accordance with its terms and the Effective Time, among other things, subject to specified exceptions, UBI is required to use commercially reasonable efforts to conduct the business in all material respects in the ordinary course of business and not to take certain actions prior to the Closing without the prior written consent of Acquiror (which consent will not be unreasonably withheld, conditioned or delayed, subject to specified exceptions). Under the Merger Agreement, subject to certain limitations, UBI is permitted to declare and pay quarterly cash dividends on its common stock at times consistent with past practice, in an amount per quarter not exceeding $0.063 per share, and to declare and pay special dividends to holders of Class A Common Stock following certain tax distributions from UBH, in the ordinary course of business at times consistent with past practice, in an amount not to exceed $0.01 per share per year.
Either UBI or Acquiror may terminate the Merger Agreement by mutual written consent or if, subject to certain limitations, (i) the Effective Time has not occurred on or prior to April 20, 2027 (the “Outside Date”), (ii) any Legal Restraint permanently prohibiting the Merger has become final and non-appealable, (iii) the Company Stockholder Approval has not been obtained at the special meeting of stockholders held for the purpose of obtaining the Company Stockholder Approval or any adjournment or postponement thereof or (iv) the other party breaches its representations, warranties or covenants in the Merger Agreement in a manner that would result in applicable closing conditions not being satisfied, subject to certain cure periods. UBI also has the right, prior to receipt of the Company Stockholder Approval, to terminate the Merger Agreement, subject to certain limitations, in order to substantially concurrently enter into a definitive agreement with respect to a superior proposal (so long as UBI pays the Termination Fee (as defined below) to Acquiror). Acquiror also has the right to terminate the Merger Agreement at any time, prior to receipt of the Company Stockholder Approval, following a change of recommendation by the Board (acting on the recommendation of the special committee of the Board) or the special committee of the Board or a willful and material breach by UBI of the no solicitation provisions in the Merger Agreement. UBI will be required to pay Acquiror a termination fee equal to $50.0 million (the “Termination Fee”) under specified circumstances, including if (i) Acquiror terminates the Merger Agreement prior to the receipt of the Company Stockholder Approval following a change of recommendation by the Board (acting on the recommendation of the special committee of the Board) or the special committee of the Board or a willful and material breach by UBI of the no solicitation provisions in the Merger Agreement, (ii) the Company terminates the Merger Agreement prior to the receipt of the Company Stockholder Approval in order to substantially concurrently enter into a definitive agreement with respect to a superior proposal or (iii) the Merger Agreement is terminated under certain circumstances and, within one year of such termination, UBI enters into a definitive agreement to effect, or consummates, a Company Takeover Transaction (as defined in the Merger Agreement).
Treatment of Equity Awards
At the Effective Time, (i) each stock option that is outstanding and unexercised will be deemed to be fully vested and will be canceled and converted into the right to receive an amount, in cash, without interest, equal to the product of (A) the total number of shares of Class A Common Stock subject to such stock option and (B) the excess, if any, of the Merger Consideration over the exercise price per share of such stock option, and any stock option with a per share exercise price equal to or greater than the Merger Consideration will be cancelled without any payment therefor; (ii) each restricted stock unit (“RSU”) and performance stock unit (“PSU”) held by a director of the Company who is not an employee of the Company (each, a “Director RSU”) will be deemed to be fully vested and will be canceled and converted into the right to receive an amount, in cash, without interest, equal to the sum of (x) the product of (A) the total number of shares of Class A Common Stock subject to such Director RSU and (B) the Merger Consideration and (y) all cash dividend equivalents accrued or credited with respect to such Director RSU; and (iii) each RSU and PSU other than a Director RSU will be converted into the contingent right to receive an amount, in cash, without interest, equal to the sum of (x) the product of (A) the number of shares of Class A Common Stock subject to such award and (B) the Merger Consideration and (y) all cash dividend equivalents accrued or credited with respect to such award (each, a “Restricted Cash Award”), with the number of shares of Class A Common Stock subject to each PSU determined based on the actual level of performance as of immediately prior to the Effective Time. Each Restricted Cash Award will continue to have, and will be subject to, the same terms and conditions (excluding any performance conditions and additional dividend equivalent rights), including vesting terms and conditions, as applied to the corresponding RSU or PSU immediately prior to the Effective Time and will be payable in cash within thirty days following the vesting thereof. In addition, the Company will terminate the Utz 2021 Employee Stock Purchase Plan effective as of immediately prior to the Effective Time.
The Merger Agreement did not modify the terms of UBI's outstanding share-based awards prior to the Effective Time and, accordingly, did not affect the share-based compensation expense recognized during the thirteen and thirty-nine weeks ended September 27, 2026. The Company will account for the effects of the Merger on its outstanding share-based awards at the Effective Time.
Other Accounting Considerations
The consolidated financial statements as of and for the thirteen and thirty-nine weeks ended September 27, 2026 do not reflect any adjustments that may result from the consummation of the Transactions. The Company continues to evaluate the accounting for the Transactions, including the accounting for UBI's investment in UBH following the Recapitalization, the effects of which will be recognized upon the Closing.
The Company expects the Transactions to close in the fourth quarter of 2026, subject to the receipt of the Company Stockholder Approval and the satisfaction or waiver of the other closing conditions; however, there can be no assurance that the Transactions will be completed on the expected timeline, or at all. See Note 17. Subsequent Events.
3.RECEIVABLES SALES PROGRAM
The Company has entered agreements to sell certain trade accounts receivable to unrelated, third-party financial institutions at a discount (the "Receivables Sales Programs"). The agreements can be terminated by the Company or the other party to each agreement with 30 days' notice. The Receivables Sales Programs are used by the Company to manage liquidity in a cost-effective manner. The Company has no retained interest in the receivables sold under the Receivables Sales Programs; however, under the agreements, the Company does have collection and administrative responsibilities for a portion of the sold receivables, totaling $183.2 million of the total $340.6 million of receivables sold under the Receivables Sales Programs. Under the Receivables Sales Programs, the current fixed operating limit of outstanding accounts receivables to be sold at any time is $55.0 million.

(in millions)	As of September 27, 2026	As of December 28, 2025
Outstanding receivables sold	$33.2	$27.8
Receivables collected and not remitted to financial institutions, net of receivables sold and not settled with financial institutions	0.2	0.7
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

(in millions)	Thirty-nine weeks ended September 27, 2026
Receivables sold	$340.6
Receivables collected and remitted to financial institutions(1)	172.1
(1) The Company has multiple receivable sales programs; however, is responsible for collecting and remitting receivables under only one of the programs.
The loss on sale of receivables represents the discount taken by third-party financial institutions and was $0.9 million and $2.3 million for the thirteen weeks ended September 27, 2026 and thirty-nine weeks ended September 27, 2026, respectively, and is included in Other income, net in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has not recognized any servicing assets or liabilities as of September 27, 2026 or December 28, 2025, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.
4.INVENTORIES
Inventories consisted of the following:

(in millions)	As of September 27, 2026	As of December 28, 2025
Finished goods	$92.5	$79.0
Raw materials	27.6	32.0
Maintenance parts	8.8	8.3
Total inventories	$128.9	$119.3
5.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

(in millions)	As of September 27, 2026	As of December 28, 2025
Land	$20.7	$20.2
Buildings	119.6	118.2
Machinery and equipment	381.8	363.5
Land improvements	1.2	1.1
Building improvements	3.4	3.5
Construction-in-progress	32.4	25.2
	559.1	531.7
Less: accumulated depreciation	(181.0)	(152.5)
Property, plant and equipment, net	$378.1	$379.2
Depreciation expense was $13.7 million and $11.1 million for the thirteen weeks ended September 27, 2026 and September 28, 2025, respectively, and $40.5 million and $32.4 million for the thirty-nine weeks ended September 27, 2026 and September 28, 2025, respectively. Depreciation expense is included in Cost of goods sold and Selling, and General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
During May 2026, the Company sold one property in Hanover, PA for $1.2 million and another property in Hanover, PA for $4.2 million during September 2026 that were previously reported in Assets held for sale. No impairment was recognized on the sales. In November 2026, the Company sold one additional building located in Hanover, PA. See Note 17. Subsequent Events. The carrying value of this asset in the amount of $6.1 million has been reported as Assets held for sale on the Consolidated Balance Sheets as of September 27, 2026. No impairment has been recognized on this asset. In addition, the Company announced in July 2025 the closure of its Grand Rapids, Michigan manufacturing facility. This closure is expected to be completed in the first half of 2027.

6.INTANGIBLE ASSETS, NET

Intangible assets, net, consisted of the following:

(in millions)	As of September 27, 2026	As of December 28, 2025
Subject to amortization:
Distributor/customer relationships	$647.7	$647.7
Trademarks	59.9	59.9
Amortizable assets, gross	707.6	707.6
Accumulated amortization	(215.0)	(187.9)
Amortizable assets, net	492.6	519.7
Not subject to amortization:
Trade names	428.7	428.7
Route assets	17.1	15.5
Intangible assets, net	$938.4	$963.9
Amortization of distributor/customer relationships and trademarks amounted to $9.1 million for both the thirteen weeks ended September 27, 2026 and September 28, 2025, and $27.1 million for both the thirty-nine weeks ended September 27, 2026 and September 28, 2025. The expense related to the amortization of intangibles is included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
7.NOTES RECEIVABLE
Contracts are executed between the Company and its independent operators (“IOs”) for the sale of product distribution routes, including notes in favor of the Company, in certain cases. The notes bear interest at rates ranging from 7.00% to 10.00% with original terms ranging generally from one to seven years. The notes receivable balances due from IOs at September 27, 2026 and December 28, 2025 totaled $13.0 million and $14.8 million, respectively, and are collateralized by the routes for which the loans are made. The Company also sold certain notes to Bank of America and one other bank. The Company has a corresponding notes payable related to the sale of IOs notes receivables. See Note 12. Contingencies.
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
The balance of the obligations outstanding at the end of the reporting period are as follows:

(in millions)
Balance as of December 28, 2025	$8.6
Invoices confirmed during the period	33.0
Confirmed invoices paid during the period	29.9
Balance as of September 27, 2026	$11.7

9.ACCRUED EXPENSES AND OTHER
Current accrued expenses and other consisted of the following:

(in millions)	As of September 27, 2026	As of December 28, 2025
Accrued compensation and benefits	$9.1	$24.4
Operating right of use liability	24.3	18.6
Insurance liabilities	8.4	6.5
Accounts receivable sales program - amounts collected and due to financial institution	0.2	0.7
Tax Receivable Agreement liability	0.1	4.4
Accrued freight and manufacturing related costs	3.1	3.3
Accrued dividends and distributions	9.1	9.0
Accrued interest	3.9	10.7
Accrued marketing	3.7	1.9
Accrued transaction related costs	10.0	—
Other accrued expenses	7.3	8.4
Total accrued expenses and other	$79.2	$87.9
Non-current accrued expenses and other consisted of the following:

(in millions)	As of September 27, 2026	As of December 28, 2025
Operating right of use liability	$150.4	$139.2
Tax Receivable Agreement liability	19.7	19.6
Supplemental retirement and salary continuation plans	6.7	6.6
Long-term portion of an interest rate hedge liability	—	1.1
Total accrued expenses and other	$176.8	$166.5
10.TERM DEBT, REVOLVING CREDIT FACILITY AND OTHER NOTES PAYABLE
Term debt and revolving credit facilities consisted of the following:

Debt (in millions)	Original Principal Balance	Maturity Date	As of September 27, 2026	As of December 28, 2025
Term Loan B (1)	$795.0	January-32	$630.3	$630.3
Real Estate Term Loan (2)	$88.1	October-32	53.9	57.0
Equipment loans (3)	$210.1		155.2	167.0
Asset based lending (“ABL”) facility		July-28	40.2	0.2
Net impact of debt issuance costs and original issue discount			(4.0)	(4.9)
Total long-term debt			875.6	849.6
Less: current portion			(39.3)	(31.4)
Long term portion of term debt and financing obligations			$836.3	$818.2
(1) Credit agreement with a syndicate of banks, led by Bank of America, N.A. ("Term Loan B").
(2) Loan by City National Bank which is secured by a majority of the real estate assets of the Company ("Real Estate Term Loan").
(3) Equipment loans have varying maturities from December 2026 to October 2031.
In connection with the Merger (as discussed within Note 2. Pending Merger), the Merger Agreement contemplates that certain of the Company’s existing credit agreements will be amended and restated or repaid and terminated at the closing of the Merger. The classification of the Company’s debt as of September 27, 2026 reflects the terms of the existing credit agreements, as the closing of the Merger had not occurred as of the date these financial statements were issued. See Note 2. Pending Merger.

Other Notes Payable and Finance Leases
Amounts outstanding under notes payable and finance leases consisted of the following:

(in millions)	As of September 27, 2026	As of December 28, 2025
Note payable – IO notes	$10.2	$13.0
Finance lease obligations	5.9	7.7
Total notes payable	16.1	20.7
Less: current portion	(5.7)	(6.5)
Long term portion of notes payable	$10.4	$14.2
Interest Expense
Interest expense consisted of the following:

(in millions)	Thirteen weeks ended September 27, 2026	Thirteen weeks ended September 28, 2025	Thirty-nine weeks ended September 27, 2026	Thirty-nine weeks ended September 28, 2025
Company’s long-term debt	$10.6	$10.0	$30.6	$31.8
Amortization of deferred financing fees	0.3	0.3	0.9	1.0
IO loans	0.2	0.3	0.7	0.7
Total interest	$11.1	$10.6	$32.2	$33.5
11.DERIVATIVE FINANCIAL INSTRUMENTS, PURCHASE COMMITMENTS AND FAIR VALUE
Derivative Financial Instruments
The Company uses interest rate swaps to manage its interest rate exposure on its Term Loan B and its Real Estate Term Loan. The interest rate swaps are recorded in the Company’s Consolidated Balance Sheets at fair value. See Note 10. Term Debt, Revolving Credit Facility, and Other Notes Payable. The interest rate swaps are designated as cash flow hedges under ASC 815-20 and are included in the Company’s Consolidated Balance Sheets at fair value. Changes in the fair value of the effective portion of the hedges are recorded in Accumulated Other Comprehensive Income and reclassified into Interest Expense in the same period the hedged items affect earnings. Any portion of the derivative that is no longer designated as a hedge is accounted for at fair value with mark-to-market adjustments recorded immediately in earnings. Cash flows associated with derivatives are reported in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.
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
During the thirteen weeks ended June 28, 2026, in connection with the paydown of the Real Estate Term Loan related to the sale of a property discussed in Note 5. Property, Plant and Equipment, Net, and the estimated future paydowns anticipated upon the sale of assets held for sale, the Company determined that the forecasted interest payments associated with $8.7 million of the notional amount of its Real Estate Term Loan interest rate swap were no longer probable of occurring. Accordingly, effective June 15, 2026, the Company de-designated that $8.7 million portion of the hedging relationship while continuing to apply cash flow hedge accounting to the remaining $34.0 million notional amount, which remains designated as a cash flow hedge. The de-designated $8.7 million notional amount is carried at fair value, with subsequent mark-to-market adjustments recognized immediately in earnings.

The Company evaluated the effect of the pending Merger (as defined in Note 2. Pending Merger), including the expected amendment and restatement or repayment of certain of the Company’s existing debt agreements in connection with the closing of the Merger, on its designated hedging relationships. Because the Company expects to continue to have variable rate indebtedness following the closing of the Merger, the Company determined that the hedged forecasted interest payments remained probable of occurring as of September 27, 2026. Accordingly, no portion of the Company’s hedging relationships was de-designated as a result of the pending Merger during the thirteen weeks ended September 27, 2026.
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. These purchase commitments totaled $76.9 million as of September 27, 2026 and $66.9 million as of December 28, 2025. The Company accrues for losses on firm purchase commitments in a loss position at the end of each reporting period to the extent that there is an active observable market. The Company has recorded losses (gains) related to purchase commitments and mark-to-market adjustments on commodities options totaling $(0.2) million for both the thirteen weeks ended September 27, 2026 and September 28, 2025, and $9.0 million and $1.5 million for the thirty-nine weeks ended September 27, 2026 and September 28, 2025, respectively.
Fair Value
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 27, 2026:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$70.1	$—	$—	$70.1
Commodity contracts	—	0.4	—	0.4
Interest rate swaps	—	10.8	—	10.8
Total assets	$70.1	$11.2	$—	$81.3
Liabilities:
Commodity contracts	$—	$0.7	$—	$0.7
Debt	—	875.6	—	875.6
Total liabilities	$—	$876.3	$—	$876.3
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
12.CONTINGENCIES
Litigation Matters
The Company is involved in litigation and other matters incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations or cash flows. Please refer to Note 17. Subsequent Events, for information regarding demands and complaints related to the Transactions.

Guarantees
The Company partially guarantees loans made to IOs by Bank of America for the purchase of routes. The outstanding balance of loans guaranteed that were issued by Bank of America was $69.7 million and $69.5 million at September 27, 2026 and December 28, 2025, respectively, which loans are accounted for as off balance sheet arrangements. As discussed in Note 7. Notes Receivable, the Company also sold notes receivable on its books to Bank of America during the thirty-nine weeks ended September 27, 2026 and September 28, 2025, which the Company partially guarantees. The outstanding balance of notes purchased by Bank of America at September 27, 2026 and December 28, 2025 was $9.7 million and $12.5 million, respectively. Due to the structure of the transactions, the sales did not qualify for sale accounting treatment, and as such the Company records the notes payable obligation owed by the IOs to the financial institution on its Consolidated Balance Sheets; the corresponding notes receivable also remain in the Company’s Consolidated Balance Sheets. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance on the first day of each calendar year plus 25% of the amount of any new loans issued during such calendar year.
Additionally, the Company guarantees loans for the purchase of routes made by one other bank. The outstanding balance of these loans was $0.5 million and $1.3 million at September 27, 2026 and December 28, 2025, respectively, all of which was included in the Company's Consolidated Balance Sheets at September 27, 2026 and December 28, 2025, respectively. The maximum amount of future payments the Company could be required to make under these guarantees equates to 25% of the outstanding loan balance.
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
13.SUPPLEMENTARY CASH FLOW INFORMATION

(in millions)	Thirty-nine weeks ended September 27, 2026	Thirty-nine weeks ended September 28, 2025
Cash paid for interest	$49.4	$39.6
Refunds related to income taxes(1)	$14.1	$0.2
Payments for income taxes(2)	$17.6	$3.5
Non-cash finance lease additions	$0.3	$2.4
Non-cash operating lease additions	$24.0	$17.1
(1) The refunds for income taxes during the thirty-nine weeks ended September 27, 2026 are related to the purchase of tax credits.
(2) The payments for income taxes during the thirty-nine weeks ended September 27, 2026 includes $16.5 million related to the purchase of tax credits.
The Company presents the gains and losses on the sale of disposals of property and equipment, and the gain on the sale of routes within Loss on sale of assets, net within the Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows.
14.INCOME TAXES
The Company is subject to federal and state income taxes with respect to the Company's allocable share of any taxable income or loss of UBH, as well as any standalone income or loss that UBI generates. UBH is treated as a partnership for federal income tax purposes, and for most applicable state and local income tax purposes, and generally does not pay income taxes in most jurisdictions. Instead, UBH taxable income or loss is passed through to its members, including UBI. Despite its partnership treatment, UBH is liable for income taxes in those states that do not recognize its pass-through status and for certain of its subsidiaries that are not taxed as pass-through entities. The Company has acquired various domestic entities taxed as corporations, which are now wholly owned by us or our subsidiaries. Where required or allowed, these subsidiaries also file and pay taxes as a consolidated group for federal and state income tax purposes.
The Company recorded income tax benefit of $0.1 million and expense of $0.3 million for the thirteen and thirty-nine weeks ended September 27, 2026, respectively. Comparably, the Company recorded income tax expense of $13.4 million and $9.6 million for the thirteen and thirty-nine weeks ended September 28, 2025, respectively. The effective tax rates for the thirteen and thirty-nine weeks ended September 27, 2026 were 0.3% and (0.6)%, respectively. Comparably, the effective tax rates for the thirteen and thirty-nine weeks ended September 28, 2025 were (197.1)% and 184.6%, respectively. The Company’s effective tax rates differ from the federal statutory rate of 21% primarily because UBH, which is a partnership, is not taxed at the entity level, and is required to allocate some of its taxable results to the holders of noncontrolling interests ("Noncontrolling Interest Holders"), as well as state taxes and, with respect to the thirteen weeks and thirty-nine weeks ended September 28, 2025, the fair value impact of warrant liabilities. During the thirteen and thirty-nine weeks ended September 27, 2026, the effective tax rates were primarily impacted by return to provision items and statutory state tax rate changes, which resulted in discrete tax (benefit) expense of $(0.3) million and $0.2 million, respectively.
The Company regularly evaluates valuation allowances established for deferred tax assets (“DTAs”) for which future realization is uncertain. The Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit the use of existing DTAs. As of September 27, 2026, a significant piece of objective negative evidence evaluated was the twelve-quarter cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTAs such as the investment in UBH, federal operating losses subject to annual limitations due to “change in ownership” provisions, and state net operating losses where the Company does not expect to continue to have nexus. Therefore, a valuation allowance has been recorded against the DTAs for which it is more likely than not they will not be realized.
Additionally, the Company has deferred tax liabilities (“DTLs”) related to its investment in UBH that will not reverse in the ordinary course of business and, absent consummation of a transaction involving UBH, will only reverse when the investment in UBH is sold or liquidated. As discussed in Note 2. Pending Merger, the Company has entered into agreements that contemplate the Purchase and the Redemption, which would reduce the Company’s ownership interest in UBH to 50%. These transactions remain subject to the satisfaction or waiver of closing conditions, including the Company Stockholder Approval, and had not been consummated as of September 27, 2026. Accordingly, as of September 27, 2026, the Company has not considered the indefinite lived DTL as a source of income to offset other DTAs. In weighing positive and negative evidence, both objective and subjective, including its twelve-quarter cumulative loss, the Company has recorded a full valuation allowance against its DTAs related to net operating losses and deductible book/tax differences and recorded a DTL primarily related to the book over tax basis in the investment in UBH. The Company considered that an indefinite lived DTL may be considered as a source of taxable income for an indefinite lived DTA; however, because the DTL will only reverse upon sale or liquidation of UBH, and the Transactions had not closed as of September 27, 2026, the Company determined that it was more appropriate to record a valuation allowance against its DTAs. The tax effects of the Transactions, including any resulting changes to the DTL, the investment in UBH, and the valuation allowance, will be recognized in the period in which the Closing occurs. The amount of DTAs considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.
As of September 27, 2026, tax years 2023 through 2026 remain open and subject to examination by the Internal Revenue Service and the majority of the states where the Company has nexus, and tax years 2021 through 2026 remain open and subject to examination in selected states that have a four-year statute of limitations.
Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of September 27, 2026 or December 28, 2025.

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
The Company entered into the original tax receivable agreement in connection with our business combination in 2020. The TRA provides for the payment by the Company to Noncontrolling Interest Holders of 85% of the amount of any tax benefits realized as a result of (i) increases in the share of the tax basis in the net assets of UBH resulting from the business combination and any future exchanges by Noncontrolling Interest Holders of shares of Class V Common Stock for shares of Class A Common Stock; (ii) tax basis increases attributable to payments made under the TRA; and (iii) tax amortization deductions attributable to the acquisition of Kennedy Endeavors and the election to treat the transaction as an asset deal for tax purposes. The rights of each party under the TRA other than the Company are assignable, subject to certain restrictions. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the timing and amount of taxable income generated by the Company each year, as well as the tax rate then applicable, among other factors.
As of September 27, 2026 and December 28, 2025, the Company had a liability of $19.8 million and $24.0 million, respectively, related to its projected obligations under the TRA, which is reflected as current and non-current accrued expenses in the Consolidated Balance Sheets. As discussed in Note 2. Pending Merger, in connection with the Transactions, the TRA will automatically terminate effective as of and concurrently with the Closing, and the Surviving Corporation will pay the Continuing Stockholders the TRA Payment of an aggregate amount of $44.0 million in settlement of the Company’s obligations under the TRA. The TRA Payment is contingent upon the consummation of the Transactions, which remains subject to the satisfaction or waiver of closing conditions. The consolidated financial statements as of and for the thirteen and thirty-nine weeks ended September 27, 2026 do not reflect any adjustments that may result from the TRA Payment or the termination of the TRA, which will be recognized upon the Closing occurring and the execution of a written employment agreement to be negotiated between UBH and Mr. Lindeman promptly following the Closing.
15.SEGMENT DATA
The Company operates in one reportable segment: the manufacturing, distribution, marketing and sale of snack food products. The Company defines reporting segments as components of an organization for which discrete financial information is available and operating results are evaluated on a regular basis by the chief operating decision maker ("CODM”) in order to assess performance and allocate resources. The CODM is the Chief Executive Officer of the Company. Characteristics of the organization which were relied upon in making the determination that the Company operates in one reportable segment include the similar nature of all of the products that the Company sells, the functional alignment of the Company’s organizational structure, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources. The CODM uses segment income/loss to evaluate income generated from the segment in deciding whether to reinvest profits into the segment or alternative uses such as for acquisitions or to pay dividends, and to monitor budget versus actual results.

(in millions)	Thirteen weeks ended September 27, 2026	Thirteen weeks ended September 28, 2025	Thirty-nine weeks ended September 27, 2026	Thirty-nine weeks ended September 28, 2025
Net sales	$369.2	$377.8	$1,102.3	$1,096.6
Materials	166.6	167.6	469.9	485.2
Conversion costs (a)	56.0	44.0	164.7	140.6
Delivery (b)	23.3	22.3	65.4	65.8
Other cost of goods sold (c)	45.7	52.4	136.6	135.8
Gross profit	77.6	91.5	265.7	269.2

Marketing (d)	9.3	6.5	24.3	19.4
Selling expenses (e)	48.2	46.5	148.9	129.4
General and Administrative expenses (f)	39.9	34.7	110.9	104.3
Total selling, general and administrative expenses	97.4	87.7	284.1	253.1
Loss on sale of assets, net	(1.9)	(0.5)	(1.0)	(0.7)
(Loss) income from operations	(21.7)	3.3	(19.4)	15.4

Interest expense	(11.1)	(10.6)	(32.2)	(33.5)
Loss on debt extinguishment	—	—	—	(0.5)
Other income	0.6	1.2	1.4	1.0
(Loss) gain on remeasurement of warrant liability	—	(0.7)	—	22.8
Other loss, net	(10.5)	(10.1)	(30.8)	(10.2)

(Loss) income before income taxes	(32.2)	(6.8)	(50.2)	5.2
Income tax (benefit) expense	(0.1)	13.4	0.3	9.6
Net loss	$(32.1)	$(20.2)	$(50.5)	$(4.4)

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted (loss) income per share:

(in millions, except share data)	Thirteen weeks ended September 27, 2026	Thirteen weeks ended September 28, 2025	Thirty-nine weeks ended September 27, 2026	Thirty-nine weeks ended September 28, 2025
Numerator:
Net (loss) income attributable to common stockholders	$(24.3)	$(14.7)	$(36.1)	$3.3
Denominator:
Weighted average Class A Common Stock shares, basic	88,612,502	86,958,867	88,490,400	86,266,184
Dilutive securities included in diluted earnings per share calculation:
Warrants	—	—	—	821,898
RSUs	—	—	—	453,147
PSUs	—	—	—	253,455
Stock options	—	—	—	322
Total dilutive weighted average shares	88,612,502	86,958,867	88,490,400	87,795,006
Basic (loss) income per share	$(0.27)	$(0.17)	$(0.41)	$0.04
Diluted (loss) income per share	$(0.27)	$(0.17)	$(0.41)	$0.04
Weighted average Class V Common Stock not subject to earnings per share calculation	55,349,000	55,349,000	55,349,000	55,451,564
Net loss attributable to noncontrolling interest	$(7.8)	$(5.5)	$(14.4)	$(7.7)
The diluted earnings per share computation includes the effect of the 7,200,000 private placement warrants (the "Warrants") for the period in which they were outstanding. The Warrants were fully exercised in a cashless exchange in August 2025, resulting in the issuance of 1,307,873 shares of the Company's Class A Common Stock. The diluted earnings per share computation excludes the effect of certain RSUs, PSUs and stock options granted to directors and management that convert to Class A Common Stock upon vesting or being exercised, as their inclusion would have been anti-dilutive. Anti-dilutive securities excluded from diluted income per share calculations are as follows:

	Thirteen weeks ended September 27, 2026	Thirteen weeks ended September 28, 2025	Thirty-nine weeks ended September 27, 2026	Thirty-nine weeks ended September 28, 2025
Warrants	—	405,578	—	—
RSUs	1,659,862	626,373	1,566,640	113,567
PSUs	803,099	541,926	826,360	436,990
Stock options	649,930	633,179	649,930	633,007
Shares of the Company’s Class V Common Stock do not participate in earnings of the Company and, therefore, are not participating securities. The PSUs and RSUs were not considered participating securities despite the holders of these stock-based compensation awards being entitled to participate in dividends declared on Class A Common Stock, if and when declared, on a one-to-one per-share basis, because the dividends are only payable upon full vesting of the awards, and as such, the dividend is forfeitable. As of both September 27, 2026 and December 28, 2025, the Noncontrolling Interest Holders held all 55,349,000 shares of Class V Common Stock issued and outstanding and also held an equal number of Common Units, which comprise the noncontrolling interest.

17.SUBSEQUENT EVENTS
On October 2, 2026, the Company filed a definitive proxy statement (the “Proxy Statement”) with the SEC in connection with a special meeting of the Company’s stockholders to be held on November 13, 2026, at which the Company’s stockholders will be asked to vote on, among other things, the approval and adoption of the Merger Agreement, the other Transaction Agreements and the Transactions.
The Company has received demand letters from several purported stockholders relating to books and records requests pursuant to Section 220 of the Delaware General Corporation Law, alleged disclosure deficiencies in the definitive or preliminary proxy statements, or appraisal pursuant to Section 262 of the Delaware General Corporation Law. In addition, on October 22, 2026, two complaints were filed in New York state court asserting claims under New York common law for negligent misrepresentation and concealment and for negligence against UBI and the members of the Board. No assurances can be made as to the outcome of such demands or complaints or other future actions. The Company believes that the claims asserted in the complaints and the potential claims threatened in the demand letters are without merit, and the Company and the Board deny all allegations of purported wrongdoing contained therein.
On October 28, 2026, Howard Friedman, the Chief Executive Officer of the Company, who also serves as the Company’s principal operating officer and as a member of the Board, informed the Executive Vice President, Chief Legal Officer, and Corporate Secretary of the Company of his determination that, in connection with the Company’s return to being a private company and contingent upon the Closing, he will cease his employment with the Company and its subsidiaries shortly following the Closing. It is anticipated that Mr. Friedman’s departure as an employee from the Company and its subsidiaries will be effective November 30, 2026. Mr. Friedman’s determination was not the result of any disagreement with the Company, Intersnack Group, the Continuing Stockholders or their respective affiliates on any matter relating to the Company’s operations, policies, or practices. Pursuant to the Merger Agreement, Mr. Friedman will also depart from the Board, effective as of and contingent upon the Closing.
On October 29, 2026, Intersnack Group and the Continuing Stockholders, as the owners (directly or indirectly) of UBH following the Closing, entered into a letter agreement with B. John Lindeman, a member of the Board, to offer Mr. Lindeman the position of Chief Executive Officer of UBH following the Closing, subject to the Closing.
In November 2026, the building in Hanover that was held for sale as of September 27, 2026 was sold by the Company for gross sale price of $20.5 million. As part of the closing, the Company made a principal payment of $17.2 million against its Real Estate Term Loan.
Except as described above, the Company determined that there were no events requiring recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our unaudited interim consolidated financial statements as of and for the thirteen and thirty-nine weeks ended September 27, 2026, together with our audited consolidated financial statements for our most recently completed fiscal year set forth under Item 8 of our Annual Report on Form 10-K for the year ended December 28, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified above and those discussed in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 28, 2025 and other filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
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
Overview
We were founded in 1921 in Hanover, Pennsylvania and benefit from over 100 years of brand awareness and heritage in the salty snack industry. We are a leading United States manufacturer of branded salty snacks, producing a broad offering of salty snacks, including potato chips, tortilla chips, pretzels, cheese snacks, pork skins, pub/party mixes and other snacks. Our iconic portfolio of authentic, craft and “better-for-you” ("BFY") brands includes Utz®, On The Border®, Zapp’s®, Boulder Canyon®, Golden Flake®, Hawaiian® Brand and Miguelitos®, among others, and enjoys strong household penetration in the United States, where our products can be found in approximately 50% of U.S. households as of September 27, 2026. As of September 27, 2026, we operate eight primary manufacturing facilities across the United States with a broad range of capabilities. As part of Utz's ongoing supply chain transformation, the Company made the strategic decision to consolidate its manufacturing footprint from eight primary manufacturing facilities to seven, with the planned closure of its Grand Rapids, Michigan manufacturing facility. Our products are distributed nationally to grocery, mass merchant, club, convenience, drug and other retailers through direct shipments, distributors and approximately 2,500 direct-store delivery ("DSD") routes. We have historically expanded our geographic reach and product portfolio organically and through acquisitions. Based on 2025 retail sales, we are the second-largest producer of branded salty snacks in our collective core geographies of Alabama, Connecticut, Delaware, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Virginia, Vermont, West Virginia, and Washington (the “Core Geographies”), where we have acquired strong regional brands and distribution capabilities in recent years.
Key Developments and Trends
Our management team monitors a number of developments and trends that could impact our revenue and profitability objectives.
Growth Strategy - We have a long-term growth strategy focusing on various initiatives and have experienced share gains in our geographies in the United States other than our Core Geographies (the "Expansion Geographies"). Our portfolio strategy is focused on accelerating investments in marketing and innovation to drive top-line growth and achieve share gains in the attractive salty snack category. We plan to further penetrate the Expansion Geographies and untapped channels and customers by further expanding our Branded Salty Snacks, comprised of our Power Four Brands, consisting of our flagship Utz® brand, On the Border®, Zapp's®, and Boulder Canyon®, along with our other brands including Golden Flake®, TORTIYAHS®, Miguelitos®, Hawaiian®, Bachman®, Tim's Cascade®, Dirty Potato Chips®, TGI Fridays®, and Vitner's®, in Expansion Geographies, as well as maintaining our share in our Core Geographies. Our Core Geographies retail volumes and retail sales were down 6.0% and down 2.9%, respectively, for the thirteen weeks ended September 27, 2026 versus the comparable prior year period.
Long-Term Demographics, Consumer Trends, and Demand – We participate in the $43 billion U.S. salty snack category, within the broader approximately $155 billion market for U.S. snack foods as of September 27, 2026, based on Circana data. In the last few years snacking occasions have held relatively stable as consumers continue to seek out convenient, delicious snacks for both on-the-go and at-home lifestyles. A 2026 study from Circana cites that 55% of consumers snack three or more times a day, up 9 points versus 2021. While the category has seen volatility from the impact of pricing actions implemented throughout the industry, we believe the salty snacks category will continue to benefit over the long term from favorable dynamics including low private label penetration as well as category leaders competing primarily in marketing and innovation. We expect these consumer trends to continue to drive consistent retail sales for salty snacks in the long term.

For the thirteen weeks ended September 27, 2026, U.S. retail sales for salty snacks based on Circana data increased by 1.1% versus the comparable prior year period while Utz's retail sales increased 0.2%.
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
Financing Costs and Exposure to Interest Rate Changes – As of September 27, 2026, we had $724.4 million in variable rate indebtedness, up from $687.5 million as of December 28, 2025. As of September 27, 2026, our variable rate indebtedness was benchmarked to the Term SOFR Screen Rate (“SOFR”). In June 2026, the Company terminated its previously existing swap agreement associated with the Term Loan B and received cash proceeds of $8.4 million. The proceeds were recorded in other comprehensive income (loss) and will be amortized into earnings over the remaining term of the swap. In addition, on the same date, the Company entered into a new interest rate swap agreement with a notional amount of $425.0 million. The agreement is scheduled to mature on December 31, 2029. During the thirteen weeks ended June 28, 2026, in connection with the paydown of the Real Estate Term Loan related to the sale of a property discussed in Note 5. Property, Plant and Equipment, Net, and the estimated future paydowns anticipated upon the sale of assets held for sale, the Company determined that the forecasted interest payments associated with $8.7 million of the notional amount of its Real Estate Term Loan interest rate swap were no longer probable of occurring. Accordingly, effective June 15, 2026, the Company de-designated that $8.7 million portion of the hedging relationship while continuing to apply cash flow hedge accounting to the remaining $34.0 million notional amount, which remains designated as a cash flow hedge. The de-designated $8.7 million notional amount is carried at fair value, with subsequent mark-to-market adjustments recognized immediately in earnings.
As of September 27, 2026, we have existing interest rate swaps totaling $499.9 million of debt. Our interest rate hedge strategy has limited some of our exposure to changes in interest rates. We regularly evaluate our variable and fixed-rate debt. As of September 27, 2026, our interest rate swaps were carried as a net asset on our balance sheet totaling $10.8 million. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments and dividends. Our weighted average interest rate for the thirty-nine weeks ended September 27, 2026 was 6.5%, up from 4.9% during the thirty-nine weeks ended September 28, 2025. We have used interest rate swaps to help manage some of our exposure to interest rate changes, which can drive cash flow variability related to our debt. Refer to Note 10. Term Debt, Revolving Credit Facility, and Other Notes Payable and Note 11. Derivative Financial Instruments, Purchase Commitments and Fair Value to our Unaudited Consolidated Financial Statements for additional information on debt and derivative activity. The Company has experienced the effect of increased interest rates on the portion of its debt that is not hedged and a further increase in interest rates could negatively impact our net income.
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

Recent Developments and Significant Items Affecting Comparability
Intersnack Group Transaction
On July 20, 2026, Utz and Intersnack Group GmbH & Co. KG (“Intersnack Group” or “Intersnack”) entered into certain definitive agreements pursuant to which certain subsidiaries of Intersnack Group will acquire all outstanding shares of Class A Common Stock of Utz Brands, Inc. (“UBI”) for $14.25 per share in cash. Upon closing the transaction, Utz will become a private company, and Series U of UM Partners, LLC and Series R of UM Partners, LLC, on the one hand, and Intersnack Group, on the other hand, will each own 50% of Utz Brands Holdings, LLC, an affiliate on UBI (“UBH”). The Company expects the transaction to close in the fourth quarter of 2026, subject to satisfaction of closing conditions. Please refer to Note 2. Pending Merger, and Note 17. Subsequent Events, to our Unaudited Consolidated Financial Statements, for information regarding demands and complaints related to the Transactions. As noted therein, the Company believes that the claims asserted in the complaints and the potential claims threatened in the demand letters are without merit, and the Company and the Board deny all allegations of purported wrongdoing contained therein.
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
In September 2025, the Company announced a multi-phase project aimed at upgrading facilities across its Hanover, Pennsylvania campus. The project includes upgrading the Company's headquarters and transforming it into a modern employee hub as well as other upgrades. As part of this project during May 2026, the Company sold one property in Hanover, PA for $1.2 million and another property in Hanover, Pennsylvania for $4.2 million during September 2026 that were previously reported in Assets held for sale. No impairment was recognized on the sales. In November 2026, the building in Hanover that was held for sale as of September 27, 2026 was sold by the Company for gross sale price of $20.5 million. As part of the closing, the Company made a principal payment of $17.2 million against its Real Estate Term Loan.
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
Product Innovation
Investments in new product innovation support four focus areas that are rooted in the consumer and tied to our portfolio and brand strategy: Expanding Positive Choices, Driving Value, Delivering Craveable Flavor, and Capturing Occasions. Within Expanding Positive Choices, our recent focus has been on Boulder Canyon, a brand offering solutions for consumers seeking great tasting BFY snacks via BFY oils such as avocado oil and olive oil. Innovation contributed to Boulder Canyon® increases with the launching of new flavors that capitalized on the hot & spicy trend and by entrance into the cheese snack subcategory. Boulder Canyon® gained share for the thirteen weeks ended September 27, 2026 and the thirty-nine weeks ended September 27, 2026 versus the comparable prior year periods with growth of 52.8% and 69.1%, respectively, per Circana. In the natural channel, Boulder Canyon growth was 11.4% and 18.3% for the twelve weeks ended September 6, 2026 and the fifty-two weeks ended September 6, 2026, respectively, per Spins. Within Driving Value, our recent focus has been on our Golden Flake brand, with innovation driving value for budget conscious consumers seeking great tasting snacks. Within Delivering Craveable Flavor, we recently addressed consumer desire for flavor exploration with innovation across brands and snacking subcategories. Within Capturing Occasions, we recently expanded our portfolio of variety/multipacks across our Power Four Brands, consisting of our flagship Utz® brand, On The Border®, Zapp’s®, and Boulder Canyon®, and our Targeted Brands, consisting of Golden Flake®, TORTIYAHS!®, Hawaiian®, Bachman®, Tim's Cascade®, Dirty Potato Chips®, and TGI Fridays®. During the third quarter of 2025, we announced our commitment to remove Food, Drug & Cosmetic colors from our portfolio of products before the end of 2027. While we do not currently anticipate a significant impact to our input costs in our efforts to meet this commitment, our net sales, market share, or results of operations could be adversely affected if we are unsuccessful in our efforts to continue to satisfy consumer preferences.

Supply and Commodity Trends
We regularly monitor worldwide supply and commodity costs so that we can cost-effectively secure ingredients, packaging and fuel required for production. A number of external factors such as weather, which may be impacted in unanticipated ways due to climate change, commodity market conditions, inflationary conditions and the effects of governmental, agricultural or other programs, including tariffs or other trade policies, may affect the cost and availability of raw materials and agricultural materials used in our products. Given that nearly all our input costs are sourced domestically and our manufacturing facilities are all in the United States, we continue to expect that recent tariff volatility will have a modest and manageable impact on our business in 2026. We address commodity costs primarily through the use of buying-forward, which locks in pricing for key materials between three and 18 months in advance. Other methods include hedging, net pricing adjustments to cover longer term cost inflation, and manufacturing and overhead cost control. Our hedging techniques, such as forward contracts, limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Commodity cost increases may adversely impact our net income. Although we have experienced some ingredient cost deflation, we continue to experience rising costs related to fuel and freight rates as well as rising labor costs both of which have negatively impacted profitability. Transportation costs have been on the rise and may continue to rise and adversely impact net income. The Company looks to offset rising costs through increasing manufacturing and distribution efficiencies as well as through price increases to our customers, although certain competitors have implemented more aggressive promotional strategies from time to time, which has caused us to respond with our own promotional changes, which in turn have impacted our sales (See "Key Developments and Trends - Long-Term Demographics, Consumer Trends, and Demand" and "Key Developments and Trends - Competition"). Due to competitive market conditions, planned trade or promotional incentives, or other factors, our pricing actions may also lag supply and commodity cost changes.
While the costs of our principal raw materials and other input costs fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. Market factors, including supply and demand, may result in higher costs of sourcing those materials.

Results of Operations
Overview
The following tables present selected unaudited financial data for the thirteen weeks ended and thirty-nine weeks ended September 27, 2026 and September 28, 2025.

(in millions)	Thirteen weeks ended September 27, 2026	Thirteen weeks ended September 28, 2025	Thirty-nine weeks ended September 27, 2026	Thirty-nine weeks ended September 28, 2025
Net sales	$369.2	$377.8	$1,102.3	$1,096.6
Cost of goods sold	291.6	286.3	836.6	827.4
Gross profit	77.6	91.5	265.7	269.2
Selling, general, and administrative expenses
Selling	57.5	53.0	173.2	148.8
General and administrative	39.9	34.7	110.9	104.3
Total selling, general, and administrative expenses	97.4	87.7	284.1	253.1
Loss on sale of assets, net	(1.9)	(0.5)	(1.0)	(0.7)
(Loss) income from operations	(21.7)	3.3	(19.4)	15.4
Other loss, net
Interest expense	(11.1)	(10.6)	(32.2)	(33.5)
Loss on debt extinguishment	—	—	—	(0.5)
Other income	0.6	1.2	1.4	1.0
(Loss) gain on remeasurement of warrant liability	—	(0.7)	—	22.8
Other loss, net	(10.5)	(10.1)	(30.8)	(10.2)
(Loss) income before taxes	(32.2)	(6.8)	(50.2)	5.2
Income tax (benefit) expense	(0.1)	13.4	0.3	9.6
Net loss	(32.1)	(20.2)	(50.5)	(4.4)
Net loss attributable to noncontrolling interest	7.8	5.5	14.4	7.7
Net (loss) income attributable to controlling interest	$(24.3)	$(14.7)	$(36.1)	$3.3

Thirteen weeks ended September 27, 2026 versus Thirteen weeks ended September 28, 2025
Net sales
Net sales were $369.2 million and $377.8 million for the thirteen weeks ended September 27, 2026 and September 28, 2025, respectively. Net sales for the thirteen weeks ended September 27, 2026 decreased $8.6 million or 2.3% compared to the comparable period in 2025. The 2.3% decrease in net sales was primarily driven by a (5.2)% reduction from volume/mix, partially offset by a benefit from higher net price realization of 2.9%. Independent operator ("IO") discounts were $44.5 million for the thirteen weeks ended September 27, 2026, down from $45.7 million for the corresponding thirteen weeks ended September 28, 2025.
Sales are evaluated based on classification as Branded Salty Snacks or Non-Branded & Non-Salty Snacks, consisting of partner brands, private label, co-manufacturing for which Utz is the manufacturer, Utz branded non-salty snacks such as On The Border® Dips and Salsas and sales not attributable to specific brands. For the thirteen weeks ended September 27, 2026, Branded Salty Snacks and Non-Branded & Non-Salty Snacks totaled 92% and 8% of our net sales, respectively. For the thirteen weeks ended September 27, 2026 versus the comparable prior year period, Branded Salty Snacks net sales increased by 0.3% led by our Power Four Brands, and Non-Branded & Non-Salty Snacks net sales decreased by 23.8% primarily due to Non-Branded, which was impacted by accelerated elimination of low margin items.
Cost of goods sold and Gross profit
Gross profit was $77.6 million and $91.5 million for the thirteen weeks ended September 27, 2026 and September 28, 2025, respectively. Our gross profit margin was 21.0% for the thirteen weeks ended September 27, 2026 versus 24.2% for the thirteen weeks ended September 28, 2025. The decrease in gross profit was driven by significant supply chain cost inflation, channel mix, and lower volumes.
Selling, general, and administrative expense
Selling, general, and administrative expenses were $97.4 million and $87.7 million for the thirteen weeks ended September 27, 2026 and September 28, 2025, respectively, resulting in an increase of $9.7 million, or 11.1%, for the thirteen weeks ended September 27, 2026 versus the comparable prior year period. The increase was primarily due to transaction related costs.
Loss on sale of assets
Loss on sale of assets was $1.9 million and $0.5 million for the thirteen weeks ended September 27, 2026 and September 28, 2025, respectively.
Loss on remeasurement of warrant liability
Loss on remeasurement of warrant liability was $0.7 million for the thirteen weeks ended September 28, 2025. The warrants were fully exercised in a cashless exchange in August 2025.
Income taxes
Income tax benefit was $0.1 million and an expense of $13.4 million for the thirteen weeks ended September 27, 2026 and September 28, 2025, respectively. The income tax expense recognized for the thirteen weeks ended September 28, 2025 was primarily driven by an increased valuation allowance recorded against certain DTAs for which it is more likely than not they will not be realized. See Note 14. Income Taxes.

Thirty-nine weeks ended September 27, 2026 versus thirty-nine weeks ended September 28, 2025
Net sales
Net sales were $1,102.3 million and $1,096.6 million for the thirty-nine weeks ended September 27, 2026 and September 28, 2025, respectively. Net sales for the thirty-nine weeks ended September 27, 2026 increased $5.7 million, or 0.5%, over the comparable period in 2025. The 0.5% increase in net sales was primarily driven by a benefit from higher net price realization of 3.4%, which was offset by a (2.9)% reduction from volume/mix. IO discounts were $131.5 million for the thirty-nine weeks ended September 27, 2026, down from $137.4 million for the corresponding thirty-nine weeks ended September 28, 2025.
For the thirty-nine weeks ended September 27, 2026, Branded Salty Snacks and Non-Branded & Non-Salty Snacks totaled 90% and 10% of our net sales, respectively. For the thirty-nine weeks ended September 27, 2026 versus the comparable prior year period, Branded Salty Snacks net sales increased by 2.8% led by our Power Four Brands, and Non-Branded & Non-Salty Snacks net sales decreased by 16.5% due to Non-Branded, which was impacted by accelerated elimination of low margin items.
Cost of goods sold and Gross profit
Gross profit was $265.7 million and $269.2 million for the thirty-nine weeks ended September 27, 2026 and September 28, 2025, respectively. Our gross profit margin was 24.1% for the thirty-nine weeks ended September 27, 2026 versus 24.5% for the thirty-nine weeks ended September 28, 2025. The decrease in gross profit was driven by significant supply chain cost inflation, channel mix, and lower volumes.
Selling, general, and administrative expense
Selling, general, and administrative expenses were $284.1 million and $253.1 million for the thirty-nine weeks ended September 27, 2026 and September 28, 2025, respectively, resulting in an increase of $31.0 million or 12.2% for the thirty-nine weeks ended September 27, 2026 over the corresponding period in fiscal year 2025. The increase was primarily due to transaction related costs and increased corporate transformation costs.
Loss on sale of assets
Loss on sale of assets was $1.0 million and $0.7 million for the thirty-nine weeks ended September 27, 2026 and September 28, 2025, respectively.
Gain on remeasurement of warrant liability
Gain on remeasurement of warrant liability was $22.8 million for the thirty-nine weeks ended September 28, 2025. The warrants were fully exercised in a cashless exchange in August 2025.
Income taxes
Income tax expense was $0.3 million and $9.6 million for the thirty-nine weeks ended September 27, 2026 and September 28, 2025, respectively. The income tax expense recognized for the thirty-nine weeks ended September 28, 2025 was primarily driven by an increased valuation allowance recorded against certain DTAs for which it is more likely than not they will not be realized. See Note 14. Income Taxes.

Non-GAAP Financial Measures
We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results and identify trends in our underlying operating results, and it also provides additional insight and transparency on how we evaluate the business. We use non-GAAP financial measures to budget, make operating and strategic decisions, and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. The adjustments generally fall within the categories of supply chain transformation, corporate transformation, transaction costs, and non-cash items. We believe the non-GAAP financial measures should always be considered along with the most directly comparable U.S. generally accepted accounting principles ("U.S. GAAP") financial measures. We have provided the reconciliations between the U.S. GAAP and non-GAAP financial measures below, and we also discuss our underlying U.S. GAAP results throughout this discussion and analysis of our financial condition and results of operations.
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
The following tables provide a reconciliation from net income to EBITDA and Adjusted EBITDA for the thirteen weeks ended and thirty-nine weeks ended September 27, 2026 and September 28, 2025:

	13-weeks Ended September 27, 2026
(dollars in millions)	As Reported	Depreciation and Amortization	Other Adj.		EBITDA	(4) Supply Chain Transformation	(5) Corporate Transformation	(8) Transaction Costs	(6) Other Non-Cash Adj.	Other Adj.	Adjusted EBITDA
Net sales	$369.2	$—	$—		$369.2	$—	$—	$—	$—	$—	$369.2
Cost of goods sold	(291.6)	11.0	—		(280.6)	10.9	0.7	0.1	0.1	—	(268.8)
Gross profit	77.6	11.0	—		88.6	10.9	0.7	0.1	0.1	—	100.4	(1)
Gross margin	21.0%										27.2%	(1)
Selling, general and administrative expenses	(97.4)	11.8	—		(85.6)	0.3	4.2	17.6	5.1	—	(58.4)	(2)
Loss on sale of assets, net	(1.9)	—	—		(1.9)	—	1.9	—	—	—	—
Loss from operations	(21.7)	22.8	—		1.1	11.2	6.8	17.7	5.2	—	42.0
Interest expense	(11.1)	—	11.1		—	—	—	—	—	—	—
Other income, net	0.6	—	(0.6)	(7)	—	—	—	—	—	—	—
Loss before income taxes	(32.2)	22.8	10.5		1.1	11.2	6.8	17.7	5.2	—	42.0
Income tax benefit	(0.1)	—	0.1		—	—	—	—	—	—	—
Net loss	$(32.1)	$22.8	$10.4		$1.1	$11.2	$6.8	$17.7	$5.2	$—	$42.0	(3)

	39-weeks Ended September 27, 2026
(dollars in millions)	As Reported	Depreciation and Amortization	Other Adj.		EBITDA	(4) Supply Chain Transformation	(5) Corporate Transformation	(8) Transaction Costs	(6) Other Non-Cash Adj.	Other Adj.	Adjusted EBITDA
Net sales	$1,102.3	$—	$—		$1,102.3	$—	$—	$—	$—	$—	$1,102.3
Cost of goods sold	(836.6)	33.2	—		(803.4)	28.6	6.2	0.1	1.6	—	(766.9)
Gross profit	265.7	33.2	—		298.9	28.6	6.2	0.1	1.6	—	335.4	(1)
Gross margin	24.1%										30.4%	(1)
Selling, general and administrative expenses	(284.1)	35.0	—		(249.1)	0.9	18.9	23.6	15.9	—	(189.8)	(2)
Loss on sale of assets, net	(1.0)	—	—		(1.0)	—	1.0	—	—	—	—
Loss from operations	(19.4)	68.2	—		48.8	29.5	26.1	23.7	17.5	—	145.6
Interest expense	(32.2)	—	32.2		—	—	—	—	—	—	—
Other income, net	1.4	—	(1.4)	(7)	—	—	—	—	—	—	—
Loss before income taxes	(50.2)	68.2	30.8		48.8	29.5	26.1	23.7	17.5	—	145.6
Income tax expense	0.3	—	(0.3)		—	—	—	—	—	—	—
Net loss	$(50.5)	$68.2	$31.1		$48.8	$29.5	$26.1	$23.7	$17.5	$—	$145.6	(3)

	13-weeks Ended September 28,2025
(dollars in millions)	As Reported	Depreciation and Amortization	Other Adj.		EBITDA	(4) Supply Chain Transformation	(5) Corporate Transformation	(6) Other Non-Cash Adj.	Other Adj.	Adjusted EBITDA
Net sales	$377.8	$—	$—		$377.8	$—	$—	$—	$—	$377.8
Cost of goods sold	(286.3)	9.0	—		(277.3)	18.2	2.4	1.8	—	(254.9)
Gross profit	91.5	9.0	—		100.5	18.2	2.4	1.8	—	122.9	(1)
Gross margin	24.2%									32.5%	(1)
Selling, general and administrative expenses	(87.7)	11.4	—		(76.3)	0.5	8.8	5.5	—	(61.5)	(2)
Loss on sale of assets, net	(0.5)	—	—		(0.5)	0.3	0.2	—	—	—
Income from operations	3.3	20.4	—		23.7	19.0	11.4	7.3	—	61.4
Interest expense	(10.6)	—	10.6		—	—	—	—	—	—
Loss on remeasurement of warrant liability	(0.7)	—	—		(0.7)	—	—	—	0.7	—
Other income, net	1.2	—	(0.4)	(7)	0.8	—	(1.9)	—	—	(1.1)
Loss before income taxes	(6.8)	20.4	10.2		23.8	19.0	9.5	7.3	0.7	60.3
Income tax expense	13.4	—	(13.4)		—	—	—	—	—	—
Net loss	$(20.2)	$20.4	$23.6		$23.8	$19.0	$9.5	$7.3	$0.7	$60.3	(3)

	39-weeks Ended September 28,2025
(dollars in millions)	As Reported	Depreciation and Amortization	Other Adj.		EBITDA	(4) Supply Chain Transformation	(5) Corporate Transformation	(6) Other Non-Cash Adj.	Other Adj.	Adjusted EBITDA
Net sales	$1,096.6	$—	$—		$1,096.6	$—	$—	$—	$—	$1,096.6
Cost of goods sold	(827.4)	26.9	—		(800.5)	35.9	4.4	3.9	—	(756.3)
Gross profit	269.2	26.9	—		296.1	35.9	4.4	3.9	—	340.3	(1)
Gross margin	24.5%									31.0%	(1)
Selling, general and administrative expenses	(253.1)	33.5	—		(219.6)	1.9	18.2	14.5	—	(185.0)	(2)
Loss on sale of assets, net	(0.7)	—	—		(0.7)	0.5	0.2	—	—	—
Income from operations	15.4	60.4	—		75.8	38.3	22.8	18.4	—	155.3
Interest expense	(33.5)	—	33.5		—	—	—	—	—	—
Loss on debt extinguishment	(0.5)	—	—		(0.5)	—	0.5	—	—	—
Gain on remeasurement of warrant liability	22.8	—	—		22.8	—	—	—	(22.8)	—
Other income, net	1.0	—	(1.4)	(7)	(0.4)	—	(0.8)	—	—	(1.2)
Income before income taxes	5.2	60.4	32.1		97.7	38.3	22.5	18.4	(22.8)	154.1
Income tax expense	9.6	—	(9.6)		—	—	—	—	—	—
Net loss	$(4.4)	$60.4	$41.7		$97.7	$38.3	$22.5	$18.4	$(22.8)	$154.1	(3)
(1) Adjusted Gross Profit and Adjusted Gross Margin were $100.4 million and 27.2%, respectively for the thirteen weeks ended September 27, 2026, and $122.9 million and 32.5% for the thirteen weeks ended September 28, 2025, respectively. Adjusted Gross Profit and Adjusted Gross Margin were $335.4 million and 30.4%, respectively for the thirty-nine weeks ended September 27, 2026, and $340.3 million and 31.0% for the thirty-nine weeks ended September 28, 2025, respectively.
(2) Adjusted Selling, General and Administrative was $58.4 million and $61.5 million for the thirteen weeks ended September 27, 2026 and thirteen weeks ended September 28, 2025, respectively. Adjusted Selling, General and Administrative was $189.8 million and $185.0 million for the thirty-nine weeks ended September 27, 2026 and thirty-nine weeks ended September 28, 2025, respectively.
(3) Adjusted EBITDA was $42.0 million and $60.3 million for the thirteen weeks ended September 27, 2026 and thirteen weeks ended September 28, 2025, respectively. Adjusted EBITDA was $145.6 million and $154.1 million for the thirty-nine weeks ended September 27, 2026 and thirty-nine weeks ended September 28, 2025, respectively.
(4) Supply Chain Transformation initiatives representing start-up costs, warehousing and logistical transformations, restructuring and cost reduction activities as part of efforts to enhance long-term profitability, and other manufacturing initiatives that do not reflect the cost of normal business operations. For the thirteen weeks ended September 27, 2026 and thirteen weeks ended September 28, 2025, supply chain transformation initiatives were $11.2 million and $19.0 million, respectively. For the thirty-nine weeks ended September 27, 2026 and thirty-nine weeks ended September 28, 2025, supply chain transformation initiatives were $29.5 million and $38.3 million, respectively.
(5) Corporate Transformation are comprised primarily of costs related to severance and other people restructuring costs, our California expansion and Insignia integration, information technology and data transformation, litigation, gain and losses realized from the sale of distribution rights to IOs, gain and losses on the sale of assets, and consulting and professional fees related to transformation initiatives. For the thirteen weeks ended September 27, 2026 and thirteen weeks ended September 28, 2025, corporate transformation initiatives were $6.8 million and $9.5 million, respectively. For the thirty-nine weeks ended September 27, 2026 and thirty-nine weeks ended September 28, 2025, corporate transformation initiatives were $26.1 million and $22.5 million, respectively.
(6) Other Non-Cash Adjustments for the thirteen weeks ended September 27, 2026 and thirteen weeks ended September 28, 2025 are comprised primarily of $3.6 million and $4.6 million, respectively, of share-based compensation awards to employees and directors associated with the 2020 Omnibus Equity Incentive Plan; $1.5 million and $2.7 million, respectively, of unrealized gains on mark-to-market adjustments of the Company’s commodity options; amortization of cloud computing, purchase commitments, certain lease adjustments, amortization of tolling assets, and other non-cash adjustments. Other Non-Cash Adjustments for the thirty-nine weeks ended September 27, 2026 and thirty-nine weeks ended September 28, 2025 are comprised primarily of $10.8 million (for both periods) of share-based compensation awards to employees and directors associated with the 2020 Omnibus Equity Incentive Plan; $6.6 million and $7.0 million, respectively, of unrealized gains on mark-to-market adjustments of the Company’s commodity options; amortization of cloud computing, purchase commitments, certain lease adjustments, amortization of tolling assets, and other non-cash adjustments. In addition, the Company recorded an impairment charge of $0.6 million during the thirty-nine weeks ended September 28, 2025.
(7) Other income/(expense), net represents the Company’s non-operating income and expense related to interest income, fees associated with our receivable finance program, and mark-to-market on notional portion of interest rate swap not accounted for under interest rate hedge accounting, benefit or (expense) related to changes in the Company’s tax receivable liability, monetary conversion, other items not related to our operations.
(8) Transaction costs are comprised of fees and expenses incurred by the Company related to the announced transaction with Intersnack. For the thirteen weeks ended September 27, 2026 and thirty-nine weeks ended September 27, 2026, transaction costs were $17.7 million and $23.7 million, respectively.

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
ABL Facility
As of September 27, 2026 and December 28, 2025 $40.2 million and $0.2 million, respectively, was outstanding under the asset based lending ("ABL") facility. Availability under the ABL facility is based on a monthly accounts receivable and inventory borrowing base certification, which is net of outstanding letters of credit and amounts borrowed. As of September 27, 2026 and December 28, 2025, $83.7 million and $119.7 million, respectively, was available for borrowing under the ABL facility, net of letters of credit. Standby letters of credit in the amount of $14.1 million and $10.3 million, have been issued as of September 27, 2026 and December 28, 2025, respectively. The standby letters of credit are primarily issued for insurance purposes.
Cash Requirements
Our expected future payments at September 27, 2026 primarily consisted of:
•Short-term cash requirements related primarily to funding operations (including expenditures for raw materials, labor, manufacturing and distribution, trade and promotions, advertising and marketing, benefit plan obligations and lease expenses), transaction costs related to the Transactions, as well as periodic expenditures for acquisitions, stockholder returns (such as dividend payments), property, plant and equipment and any significant non-operating items;
•Cash requirements related to other notes payable and finance leases (Refer to Note 10. Term Debt, Revolving Credit Facility, and Other Notes Payable);
•Long-term cash requirements primarily related to funding long-term debt repayments and related interest payments on long-term debt (Refer to Note 10. Term Debt, Revolving Credit Facility, and Other Notes Payable);
•Cash requirements related to our deferred taxes and Tax Receivable Agreement; and
•Operating lease liabilities.
Off-Balance Sheet Arrangements
Purchase Commitments
The Company has outstanding purchase commitments for specific quantities at fixed prices for certain key ingredients to economically hedge commodity input prices. Refer to Note 11. Derivative Financial Instruments, Purchase Commitments and Fair Value.

IO Guarantees Off Balance Sheet
The Company partially guarantees loans made to IOs by Bank of America and one other bank for the purchase of routes, some of which were recorded as off-balance sheet arrangements. These loans are collateralized by the routes for which the loans are made. Accordingly, the Company has the ability to recover substantially all of the outstanding loan value upon default. Refer to Note 12. Contingencies.
Cash Flow
The following table presents net cash (used in) or provided by operating activities, investing activities and financing activities for the thirty-nine weeks ended September 27, 2026 and September 28, 2025.

(in millions)	Thirty-nine weeks ended September 27, 2026	Thirty-nine weeks ended September 28, 2025
Net cash (used in) provided by operating activities	$(5.4)	$47.3
Net cash used in investing activities	$(40.4)	$(95.2)
Net cash (used in) provided by financing activities	$(4.5)	$49.5
Net cash used in operating activities for the thirty-nine weeks ended September 27, 2026 was $5.4 million compared to the net cash provided by operating activities of $47.3 million for the thirty-nine weeks ended September 28, 2025. The change in net cash (used in) provided by operating activities of $52.7 million is largely driven by a decrease in net income, increase in accounts receivable, and a decrease in accounts payable and accrued expenses, partially offset by a decrease in prepaids and other assets. See Note 13. Supplementary Cash Flow Information and the timing of accounts payable and prepaid expenses for further information on changes in cash use for operating activities.
Cash used in investing activities for the thirty-nine weeks ended September 27, 2026 and September 28, 2025 was $40.4 million and $95.2 million, respectively and was primarily related to purchases of property and equipment.
Net cash used in financing activities was $4.5 million for the thirty-nine weeks ended September 27, 2026, primarily driven by repayments on term debt and notes payable, payment of dividends, distributions to noncontrolling interest holders and payments of employee stock award tax withholdings, offset by draws on the ABL. This compares to net cash provided by financing activities of $49.5 million for the thirty-nine weeks ended September 28, 2025, which was primarily driven by net borrowings on line of credit, term debt and notes payable of $97.7 million, partially offset by the payment of dividends and distributions to noncontrolling interest holders, payments of employee stock awards tax withholdings and debt issuance costs.
Debt Covenants
The Company has a credit agreement with a syndicate of banks, led by Bank of America, N.A. ("Term Loan B"). The Term Loan B and the ABL facility are collateralized by substantially all of the assets and liabilities of UBH and its subsidiaries excluding the real estate assets secured by the Company's real estate term loan, including equity interests in certain of UBH’s subsidiaries. The credit agreements contain certain affirmative and negative covenants relating to the operations and financial condition of UBH and its subsidiaries. UBH and its subsidiaries were in compliance with their financial and other covenants under the credit agreements as of September 27, 2026.
New Accounting Pronouncements
See Note 1. Operations and Summary of Significant Accounting Policies, to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Application of Critical Accounting Policies and Estimates
Goodwill
The Company performed its latest qualitative impairment analysis on the first day of the fourth quarter of 2025 and concluded that goodwill was not impaired. During the thirty-nine weeks ended September 27, 2026, the Company identified certain triggering events, including a decrease in its share price and market capitalization. As of September 27, 2026, the Company's market capitalization exceeded its book value. The Company performed an interim impairment assessment and concluded that goodwill was not impaired as of September 27, 2026. In performing this assessment, the Company considered the relationship between its fair value and book value, economic conditions, industry trends, operating performance, and forecast of future cash flows. On July 20, 2026, the Company entered into a definitive agreement to be acquired for $14.25 per share. The implied value of the consideration to be paid in the transaction exceeds the carrying value of the Company's net assets, which the Company considers to be additional evidence supporting the recoverability of its goodwill.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective at a level of reasonable assurance as of September 27, 2026.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are subject to legal actions arising from our normal business activities. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, as of the date of this filing, we do not believe that we are currently party to any currently pending material legal proceedings, other than ordinary routine litigation incidental to the business, or any such proceedings known to be contemplated by governmental authorities. Please refer to Note 17. Subsequent Events, to our Unaudited Consolidated Financial Statements, for information regarding demands and complaints related to the Transactions.

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
•there has been and may continue to be litigation relating to the Merger, as well as stockholder demands relating to the Merger, and there may be injunctions or governmental orders initiated by a governmental entity restraining, enjoining or prohibiting the consummation of the Merger, and there may be costs related thereto; and
•other developments beyond our control, including, but not limited to, changes in domestic or global and general and industry-specific economic and market conditions that may affect the timing or success of the Merger.
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
•we have been, and may continue to be, subject to legal proceedings and stockholder demands related to the Merger;
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
Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business. We have agreed to use our commercially reasonable efforts to limit the conduct of our business to those actions undertaken in all material respects in the ordinary course of business and to refrain from, among other things: incurring debt above certain limits and incurring certain capital expenditures, in each case, subject to certain exceptions set forth in the Merger Agreement. Because of these restrictions, we may be prevented from undertaking certain actions with respect to our strategic plans or the conduct of our business that we might otherwise have taken if not for the Merger Agreement.
We and our directors are and may in the future be subject to lawsuits and stockholder demands relating to the Merger, which could result in substantial costs and may delay or prevent the Merger from being completed.
Lawsuits, including securities class action lawsuits and derivative lawsuits, are often brought against public companies and their directors when companies enter into agreements for transactions similar to those contemplated by the Merger Agreement. The Company has received demand letters from several purported stockholders relating to books and records requests pursuant to Section 220 of the Delaware General Corporation Law, alleged disclosure deficiencies in the definitive or preliminary proxy statements, or appraisal pursuant to Section 262 of the Delaware General Corporation Law. In addition, on October 22, 2026, two complaints were filed in New York state court asserting claims under New York common law for negligent misrepresentation and concealment and for negligence against UBI and the members of the Board.
Additional lawsuits may be filed, against the Company and its directors, and additional demand letters may be received, in connection with the Transactions. We cannot predict the outcome of such demands or complaints or other future actions. Even if lawsuits are without merit, these claims can result in substantial costs and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may adversely affect our business, financial position, and results of operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 10, 2026, the Board of Directors authorized a $50 million share repurchase program. There is no expiration date on the program. For the thirteen weeks ended September 27, 2026, no shares were repurchased under this program.

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 6, 2026                        UTZ BRANDS, INC.

By:    /s/ Ryan Tewey
Name:    Ryan Tewey
Title:    Vice President, Controller
and Principal Accounting Officer
and Duly Authorized Officer